Form 10-K
period 2018-12-31
ALLETE INC
filed 2019-02-14
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2018

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

The aggregate market value of voting stock held by nonaffiliates on June 29, 2018, was $3,959,298,983.

As of February 1, 2019, there were 51,519,442 shares of ALLETE Common Stock, without par value, outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2018 Form 10-K

ALLETE, Inc. 2018 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA, Inc.
ASC	Accounting Standards Codification
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EIS	Environmental Impact Statement
EITE	Energy-Intensive Trade-Exposed
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Magnetation	Magnetation, LLC
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units

ALLETE, Inc. 2018 Form 10-K

Definitions (continued)

Abbreviation or Acronym	Term
Mesabi Metallics	Mesabi Metallics Company, LLC
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NTEC	Nemadji Trail Energy Center
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
S&P Global Ratings	Standard and Poor’s Global Ratings
Shell Energy	Shell Energy North America (US), L.P.
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Tenaska	Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC
TCJA	Tax Cuts and Jobs Act of 2017 (Public Law 115-97)
Tonka Water	Tonka Equipment Company
Town Center District	Town Center at Palm Coast Community Development District in Florida
TransAlta	TransAlta Energy Marketing (U.S.) Inc.
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services, Inc. and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. 2018 Form 10-K

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

•
factors affecting our Energy Infrastructure and Related Services businesses, including fluctuations in the volume of customer orders, unanticipated cost increases, changes in legislation and regulations impacting the industries in which the customers served operate, the effects of weather, creditworthiness of customers, ability to obtain materials required to perform services, and changing market conditions; and

•	our ability to successfully close the announced sale of U.S. Water Services, including the satisfaction of certain closing conditions, which cannot be assured to be completed.

ALLETE, Inc. 2018 Form 10-K

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

ALLETE, Inc. 2018 Form 10-K

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 545 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota, our investment in Nobles 2, ALLETE Properties, our legacy Florida real estate investment, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2018, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2018	2017	2016

Consolidated Operating Revenue – Millions (a)	$1,498.6	$1,419.3	$1,339.7

Percentage of Consolidated Operating Revenue
Regulated Operations	71%	75%	75%
ALLETE Clean Energy (a)	11%	6%	6%
U.S. Water Services	11%	11%	10%
Corporate and Other	7%	8%	9%
	100%	100%	100%

(a)	Includes the sale of a wind energy facility to Montana-Dakota Utilities for $81.1 million in 2018.

For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 17. Business Segments.

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2018	%	2017	%	2016	%
Millions
Retail and Municipal
Residential	1,140	8	1,096	7	1,102	8
Commercial	1,426	10	1,420	10	1,442	10
Industrial	7,261	50	7,327	50	6,456	45
Municipal	798	5	799	5	816	6
Total Retail and Municipal	10,625	73	10,642	72	9,816	69
Other Power Suppliers	3,953	27	4,039	28	4,316	31
Total Regulated Utility Kilowatt-hours Sold	14,578	100	14,681	100	14,132	100

Industrial Customers. In 2018, industrial customers represented 50 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, iron concentrate, paper, pulp and secondary wood products, and pipeline industries.

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2018	%	2017	%	2016	%
Millions
Taconite/Iron Concentrate	5,039	69	4,930	67	3,906	61
Paper, Pulp and Secondary Wood Products	987	14	1,104	15	1,303	20
Pipelines and Other Industrial	1,235	17	1,293	18	1,247	19
Total Industrial Customer Kilowatt-hours Sold	7,261	100	7,327	100	6,456	100

Six taconite facilities served by Minnesota Power made up approximately 80 percent of 2017 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2018 Mining Tax Guide. Sales to taconite customers and iron concentrate customers represented 5,039 million kWh, or 69 percent of total industrial customer kWh sales in 2018. Taconite, an iron‑bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets. Iron concentrate reclamation facilities also use large quantities of electricity to extract and process iron-bearing tailings left from previous mining operations in the production of iron ore concentrate.

Minnesota Power’s taconite customers are capable of producing approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America. Minnesota Power also has provided electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These facilities have been idled since at least 2016. On July 17, 2018, ERP Iron Ore announced it would no longer seek to restart its iron concentrate operations. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 78 percent of capacity in 2018 (74 percent in 2017 and 71 percent in 2016). The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2019 will increase by approximately one percent compared to 2018.

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2018*	38
2017	38
2016	28
2015	31
2014	39
2013	37
2012	39
2011	39
2010	35
2009	17
Source: Minnesota Department of Revenue 2018 Mining Tax Guide for years 2009 - 2017.
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

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 987 million kWh, or 14 percent of total industrial customer kWh sales in 2018. Minnesota Power also has agreements to provide steam for two of its paper and pulp customers for use in the customers’ operations. The four major paper and pulp mills we serve reported operating at lower levels in 2018 compared to 2017 resulting from the closure of the smaller of UPM Blandin’s two paper machines in the fourth quarter of 2017. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Industrial Customers and Prospective Additional Load.)

Large Power Customer Contracts. Minnesota Power has eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. The customers consist of six taconite facilities and four paper and pulp mills. Certain facilities have common ownership and are served under combined contracts.

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

ALLETE, Inc. 2018 Form 10-K

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

Contract Status for Minnesota Power Large Power Customers
As of December 31, 2018

Customer	Industry	Location	Ownership	Earliest Termination Date
ArcelorMittal – Minorca Mine	Taconite	Virginia, MN	ArcelorMittal S.A.	December 31, 2025
Hibbing Taconite Co. (a)	Taconite	Hibbing, MN	62.3% ArcelorMittal S.A. 23.0% Cliffs 14.7% USS Corporation	December 31, 2022
United Taconite and Northshore Mining	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2026
USS Corporation (USS – Minnesota Ore) (a)(b)	Taconite	Mt. Iron, MN and Keewatin, MN	USS Corporation	December 31, 2022
Boise, Inc.	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2023
UPM Blandin (c)(d)	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	December 31, 2029
Verso Duluth Mill (e)	Paper and Pulp	Duluth, MN	Verso Corporation	December 31, 2024
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	December 31, 2022

(a)
The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is December 31, 2022.

(b)	USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.

(c)
The smaller of UPM Blandin’s two paper machines was closed in the fourth quarter of 2017. (See Item 7. Management’s Discussion and Analysis – Outlook – Industrial Customers and Prospective Additional Load.)

(d)	Minnesota Power amended and extended its electric service agreement with UPM Blandin through 2029, subject to MPUC approval.

(e)	Minnesota Power amended and extended its electric service agreement with Verso Corporation through 2024, which was approved by the MPUC at a hearing on December 20, 2018.

Residential and Commercial Customers. In 2018, residential and commercial customers represented 18 percent of total regulated utility kWh sales.

Municipal Customers. In 2018, municipal customers represented five percent of total regulated utility kWh sales. All of the municipal contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contracts with 16 non-affiliated municipal customers in Minnesota have termination dates ranging from 2019 through at least 2032, with a majority of contracts effective through at least 2024. One municipal customer provided a contract termination notice in 2016, with the termination to be effective June 30, 2019. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Our PSAs are detailed in Note 11. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraphs.

Basin PSAs. Minnesota Power has an agreement to sell 100 MW of capacity and energy to Basin for a ten-year period which expires in April 2020. The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract. Minnesota Power has three additional agreements to sell capacity to Basin at fixed prices. (See Note 11. Commitments, Guarantees and Commitments.)

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 28 percent to Minnkota Power in 2018 (28 percent in 2017 and in 2016). (See Power Supply – Long-Term Purchased Power.)

Silver Bay Power PSA. In 2016, Minnesota Power and Silver Bay Power entered into a PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. Through 2019, Minnesota Power will supply Silver Bay Power with at least 50 MW of energy and Silver Bay Power has the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. By December 31, 2019, Silver Bay Power is expected to cease self-generation and Minnesota Power is expected to supply the energy requirements for Silver Bay Power.

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

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. As of December 31, 2018, Minnesota Power’s generating capability is primarily coal-fired, but also includes wind energy, hydroelectric, natural gas-fired, biomass co-fired and solar generation. Purchased power primarily consists of long-term coal, wind and hydro PPAs as well as market purchases. The following table reflects Minnesota Power’s generating capabilities as of December 31, 2018, and total electrical supply for 2018. Minnesota Power had an annual net peak load of 1,589 MW on August 13, 2018.

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2018
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center	1	1958	67	(a)
in Cohasset, MN	2	1960	68	(a)
	3	1973	355
	4	1980	468	(b)
			958		6,442,894	42.9
Taconite Harbor Energy Center	1	1957	75
in Schroeder, MN	2	1957	75
			150	(c)	—	—
Total Coal-Fired			1,108		6,442,894	42.9
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	62		10,286	0.1
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	110		13,893	0.1
Total Biomass Co-Fired / Natural Gas			172		24,179	0.2
Hydro (d)
Group consisting of ten stations in MN	Multiple	Multiple	120		607,664	4.0
Wind (e)
Taconite Ridge Energy Center in Mt. Iron, MN	Multiple	2008	25		50,813	0.3
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,496,131	10.0
Total Wind			522		1,546,944	10.3
Solar
Camp Ripley Solar Array near Little Falls, MN	Multiple	2016	10		16,744	0.1
Total Generation			1,932		8,638,425	57.5

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (f)					1,717,616	11.4
Wind - Oliver County, ND					295,101	2.0
Hydro - Manitoba Hydro in Manitoba, Canada					292,148	1.9
Total Long-Term Purchased Power					2,304,865	15.3
Other Purchased Power (g)					4,087,176	27.2
Total Purchased Power					6,392,041	42.5
Total Regulated Utility Power Supply			1,932		15,030,466	100.0

(a)
Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

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

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2018 for electric generation at Minnesota Power’s coal-fired generating stations was 3.8 million tons (3.8 million tons in 2017; 4.2 million tons in 2016). As of December 31, 2018, Minnesota Power had coal inventories of 0.9 million tons (1.2 million tons as of December 31, 2017). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2019 and a portion of its coal requirements through December 2021. In 2019, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub‑bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2018	2017	2016
Average Price per Ton	$38.89	$36.50	$35.87
Average Price per MBtu	$2.10	$2.01	$1.98

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 11. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 11. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2018 was approximately $1.60 per MBtu ($1.71 per MBtu in 2017; $1.57 per MBtu in 2016). (See Electric Sales / Customers – Minnkota Power PSA.)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (8 miles), 345 kV (242 miles), 250 kV (465 miles), 230 kV (717 miles), 161 kV (43 miles), 138 kV (190 miles), 115 kV (1,285 miles) and less than 115 kV (6,342 miles). We own and operate 159 substations with a total capacity of 8,531 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

Great Northern Transmission Line. As a condition of a 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power is constructing the GNTL, an approximately 220‑mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $380.8 million have been incurred through December 31, 2018, of which $203.7 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2018, our equity investment in ATC was $128.1 million ($118.7 million as of December 31, 2017). (See Note 5. Equity Investments.)

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

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC which sought an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018 ($23.7 million as of December 31, 2017) which is expected to be refunded in 2019. The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC also extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050 primarily to mitigate rate increases for our customers, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense of approximately $25 million pre-tax in the fourth quarter of 2017.

On April 2, 2018, Minnesota Power filed a petition with the MPUC requesting reconsideration of certain decisions in the MPUC’s order dated March 12, 2018. In an order dated May 29, 2018, the MPUC denied Minnesota Power’s petition for reconsideration and accepted a Minnesota Department of Commerce request for reconsideration reducing the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 while utilizing the benefits of the lower federal income tax rate enacted as part of the TCJA to mitigate the impact on customer rates.

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015 establishing a Minnesota energy policy to have competitive rates for certain industries such as mining and forest products. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an April 2017 order. Minnesota Power expects the discount to EITE customers to be approximately $16 million annually based on EITE customer current operating levels. While interim rates were in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $16.7 million of discounts to EITE customers during the year ended December 31, 2018 ($8.6 million and none for the years ended December 31, 2017, and 2016, respectively)

Additional regulatory proceedings pending with the MPUC are detailed in Note 4. Regulatory Matters.

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters.

2016 Wisconsin General Rate Case. SWL&P’s retail rates in 2018 were based on a 2017 PSCW retail rate order effective August 2017 that allowed for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017 were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 0.1 percent increase in water rates). The filing sought an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

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

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)

Regional Organizations

Midcontinent Independent System Operator, Inc. Minnesota Power, SWL&P and ATC are members of MISO, a regional transmission organization. While Minnesota Power and SWL&P retain ownership of their respective transmission assets, their transmission networks are under the regional operational control of MISO. Minnesota Power and SWL&P take and provide transmission service under the MISO open access transmission tariff. In cooperation with stakeholders, MISO manages the delivery of electric power across all or parts of 15 states and the Canadian province of Manitoba which includes nearly 200,000 MW of generating capacity.

North American Electric Reliability Corporation. The NERC has been certified by the FERC as the national electric reliability organization. The NERC ensures the reliability of the North American bulk power system. The NERC oversees seven regional entities that establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems. Minnesota Power is subject to these reliability requirements and can incur significant penalties for non‑compliance.

Midwest Reliability Organization (MRO). Minnesota Power and ATC are members of the MRO, one of the seven regional entities overseen by the NERC. The MRO's primary responsibilities are to: ensure compliance with mandatory reliability standards by entities who own, operate or use the interconnected, international bulk power system; conduct assessments of the grid's ability to meet electricity demand in the region; and analyze regional system events.

The MRO region spans the Canadian provinces of Saskatchewan and Manitoba, and all or parts of 16 states. The region includes more than 200 organizations that are involved in the production and delivery of electricity. These organizations include municipal utilities, cooperatives, investor-owned utilities, transmission system operators, a federal power marketing agency, Canadian Crown corporations and independent power producers.

Minnesota Legislation

Renewable Energy. Minnesota law requires 25 percent of electric utilities’ applicable retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. Minnesota law also requires Minnesota Power to meet interim milestones of 12 percent by 2012, 17 percent by 2016 and 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power’s 2015 IRP, which was filed with the MPUC in 2015 and approved with modifications by the MPUC in a 2016 order, includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date with 26 percent of its applicable retail and municipal energy sales supplied by renewable energy sources in 2018.

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

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality are allowed to choose a supplier upon MPUC approval. Minnesota Power serves 10 Large Power facilities over 10 MW, none of which have engaged in a competitive rate process. No other large commercial or small industrial customers in Minnesota Power’s service territory have sought a provider outside Minnesota Power’s service territory. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

ALLETE, Inc. 2018 Form 10-K

REGULATED OPERATIONS (Continued)
Competition (Continued)

In 2018, five percent of total regulated utility kWh sales were to municipal customers in Minnesota by contract. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. Minnesota Power wholesale electric contracts with 14 municipal customers are effective through varying dates ranging from 2024 through 2029. In 2016, one of Minnesota Power’s municipal customers provided a contract termination notice effective June 30, 2019. (See Electric Sales / Customers.)

The FERC has continued with its efforts to promote a competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in a competitive market.

Franchises

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 91 cities. The remaining cities, villages and towns served by Minnesota Power do not require a franchise to operate. SWL&P serves customers under electric, natural gas or water franchises in 1 city and 14 villages or towns.

ENERGY INFRASTRUCTURE AND RELATED SERVICES

ALLETE Clean Energy

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 545 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE Clean Energy’s strategy includes the safe, reliable, optimal and profitable operation of its existing facilities. This includes a strong safety culture, the continuous pursuit of operational efficiencies at existing facilities and cost controls. ALLETE Clean Energy generally acquires facilities in liquid power markets and its strategy includes the exploration of PSA extensions upon expiration of existing contracts and production tax credit requalification of existing facilities.

In January 2017, ALLETE Clean Energy announced that it would develop a wind energy facility of up to 50 MW to be sold to Montana-Dakota Utilities; sale of the wind energy facility was completed on October 31, 2018, with revenue of $81.1 million and cost of sales of $67.4 million recognized in the fourth quarter of 2018. ALLETE Clean Energy also constructed and sold a 107 MW wind energy facility to Montana-Dakota Utilities in 2015.

In March 2017, ALLETE Clean Energy announced it will build, own and operate a 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to be completed in late 2019. On March 15, 2018, ALLETE Clean Energy announced that it will build, own and operate an 80 MW wind energy facility pursuant to a 15-year PSA with NorthWestern Corporation; construction is expected to be completed in late 2019.

ALLETE, Inc. 2018 Form 10-K

ENERGY INFRASTRUCTURE AND RELATED SERVICES (Continued)
ALLETE Clean Energy (Continued)

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current portfolio of approximately 545 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Lincoln Heights	Minnesota	8.8	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2019
PSA 2			10%	2032

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

The majority of ALLETE Clean Energy’s wind operations are located on real property owned by others with appropriate easement rights or necessary consents of governmental authorities. Two of ALLETE Clean Energy’s wind energy facilities are encumbered by liens against their assets securing financing. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Energy Infrastructure and Related Services – ALLETE Clean Energy.)

U.S. Water Services

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million, subject to adjustment at closing, such as for changes in working capital. The transaction is expected to close by the end of the first quarter of 2019 upon receipt of regulatory approval. ALLETE plans to use the proceeds from the sale of U.S. Water Services primarily to reinvest in growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE will also consider using a portion of the proceeds to implement a common stock repurchase program.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. U.S. Water Services has a presence in 49 states and Canada and has an established base of approximately 4,900 customers. U.S. Water Services differentiates itself from the competition by developing synergies between solutions in engineering, equipment and chemical water treatment, which helps customers achieve efficient and sustainable use of their water and energy systems. U.S. Water Services is a leading provider to the biofuels industry, and also serves the commercial and institutional markets, food and beverage, light manufacturing, power generation, and midstream oil and gas industries, among others. U.S. Water Services principally relies upon recurring revenues from a diverse mix of industrial customers. U.S. Water Services sells certain products which are seasonal in nature, with higher demand typically realized in warmer months; generally, lower sales occur in the first quarter of each year. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Energy Infrastructure and Related Services – U.S. Water Services.)

In September 2017, U.S. Water Services acquired Tonka Water for total consideration of $19.2 million. Tonka Water is a supplier of municipal and industrial water treatment systems that expanded U.S. Water Services’ geographic and customer markets.

U.S. Water Services leases an office and production facility at its headquarters in Minnesota as well as various office, warehouse and production facilities across the United States.

ALLETE, Inc. 2018 Form 10-K

CORPORATE AND OTHER

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 11. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2018, BNI Energy had a $26.5 million asset reclamation obligation ($25.0 million as of December 31, 2017) included in Other Non-Current Liabilities on the Consolidated Balance Sheet. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 11. Commitments, Guarantees and Contingencies.)

Investment in Nobles 2

On December 27, 2018, our wholly-owned subsidiary, ALLETE South Wind, entered into a partnership agreement with Tenaska to purchase a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million of which our portion is expected to be approximately $170 million to $200 million. We expect to utilize tax equity to finance a portion of our project costs, with an ALLETE expected equity investment of approximately $60 million to $70 million. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2018, our equity investment in Nobles 2 was $33.0 million. (See Note 5. Equity Investments.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park.

Summary of Projects		Residential	Non-residential
As of December 31, 2018	Acres (a)	Units (b)	Sq. Ft. (b)(c)
Projects
Town Center at Palm Coast	962	2,419	2,022,700
Palm Coast Park	638	—	1,181,000
Total Projects	1,600	2,419	3,203,700

(a)	Acreage amounts are approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

(c)	Includes retail and non-retail commercial, office, industrial, warehouse, storage and institutional square footage.

In addition to the two projects, ALLETE Properties has approximately 600 acres of other land available for sale. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Corporate and Other – ALLETE Properties.)

Seller Financing. ALLETE Properties occasionally provides seller financing to certain qualified buyers. As of December 31, 2018, outstanding finance receivables were $15.1 million, net of reserves, with maturities through 2022. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

ALLETE, Inc. 2018 Form 10-K

CORPORATE AND OTHER (Continued)

Non-Rate Base Generation and Miscellaneous

Corporate and Other also includes other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

As of December 31, 2018, non-rate base generation consists of 29 MW of generation at Rapids Energy Center. In 2018, we sold 0.1 million MWh of non-rate base generation (0.1 million MWh in 2017 and in 2016).

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

(b)	The fuel supply for Rapids Energy Center Units 6 and 7 is supplemented by coal, but in 2019, those units will operate on natural gas.

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

EMPLOYEES

As of December 31, 2018, ALLETE had 1,889 employees, of which 1,852 were full-time.

Minnesota Power and SWL&P have an aggregate of 475 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2020, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 181 employees, of which 139 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2019.

ALLETE, Inc. 2018 Form 10-K

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

EXECUTIVE OFFICERS OF THE REGISTRANT

As of February 14, 2019, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Alan R. Hodnik, Age 59
Chairman and Chief Executive Officer (a)	January 31, 2019
Chairman, President and Chief Executive Officer	May 10, 2011
President and Chief Executive Officer	May 1, 2010

Bethany M. Owen, Age 53
President (a)	January 31, 2019
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

Robert J. Adams, Age 56
Senior Vice President and Chief Financial Officer	March 4, 2017
Senior Vice President – Energy-Centric Businesses and Chief Risk Officer	November 14, 2015
Vice President – Energy-Centric Businesses and Chief Risk Officer	June 23, 2014
Vice President – Business Development and Chief Risk Officer	May 13, 2008

Patrick L. Cutshall, Age 53
Vice President and Corporate Treasurer	December 18, 2017
Treasurer	January 1, 2016

Steven W. Morris, Age 57
Vice President, Controller and Chief Accounting Officer	December 24, 2016
Controller	March 3, 2014

Patrick K. Mullen, Age 58 (b)
Senior Vice President – External Affairs	April 10, 2017

Bradley W. Oachs, Age 61
Senior Vice President and President – Regulated Operations	November 26, 2016

Margaret A. Thickens, Age 52
Vice President, Chief Legal Officer and Corporate Secretary	February 13, 2019

(a)	On January 31, 2019, the Board of Directors of ALLETE appointed Bethany M. Owen as President of ALLETE.

(b)
On January 14, 2019, Mr. Mullen announced his plan to retire. As part of an orderly transition, it is expected that Mr. Mullen will remain with the Company until some time in the second quarter of 2019.

ALLETE, Inc. 2018 Form 10-K

EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

All of the executive officers have been employed by us for more than five years in executive or management positions. Prior to election to the position listed above, the following executives held other positions with the Company during the past five years.

Mr. Cutshall was Director – Investments and Tax; Director – Investments.
Mr. Morris was Director – Accounting.
Mr. Mullen was Vice President – Marketing and Corporate Communications.
Mr. Oachs was Chief Operating Officer – Minnesota Power.
Ms. Owen was Vice President – Information Technology Solutions and President – SWL&P.
Ms. Thickens was General Counsel and Director of Compliance – ALLETE Clean Energy; General Counsel and Secretary – ALLETE Clean Energy; Attorney Senior.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 14, 2019.

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

Certain of these risk factors below relate to U.S. Water Services. On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million, subject to adjustment at closing, such as for changes in working capital. The transaction is expected to close by the end of the first quarter of 2019. Risk factors relating to U.S. Water Services exist up to the closing of the sale, or in the future should the sale not be consummated.

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

ALLETE, Inc. 2018 Form 10-K

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

ALLETE, Inc. 2018 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

We are vulnerable to acts of terrorism or cybersecurity attacks.

Our operations may be targets of terrorist activities or cybersecurity attacks, which could disrupt our ability to provide utility service at our regulated utilities, develop or operate our renewable energy projects at ALLETE Clean Energy, provide integrated water management at U.S. Water Services, or operate our other businesses. The impacts may also impair the fulfillment of critical business functions, negatively impact our reputation, subject us to litigation or increased regulation, or compromise sensitive, confidential data.

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

Our businesses require the continued operation of sophisticated information technology systems and network infrastructure as well as the collection and retention of personally identifiable information of our customers, shareholders and employees. Although we maintain security measures designed to prevent cybersecurity incidents and protect our information technology and control systems, network infrastructure and other assets, our technology systems, or those of third parties on which we rely, may be vulnerable to disability, failures or unauthorized access due to hacking, viruses, acts of war or terrorism and other causes. If those technology systems fail or are breached and not recovered in a timely manner, we may be unable to perform critical business functions including effectively maintaining certain internal controls over financial reporting, our reputation may be negatively impacted, we may become subject to litigation or increased regulation, and sensitive, confidential and other data could be compromised. If our business were impacted by terrorist activities or cybersecurity attacks, such impacts could have an adverse effect on our financial position, results of operations and cash flows.

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

We are currently utilizing, and plan to utilize in the future, our carryforwards and tax credits to reduce our income tax obligations. If we cannot generate enough taxable income in the future to utilize all of our carryforwards and tax credits before they expire, we may incur adverse charges to earnings. If federal or state tax authorities deny any deductions or tax credits, our financial position, results of operations and cash flows may be adversely impacted.

Regulated Operations Risks

Our results of operations could be negatively impacted if our Large Power Customers experience an economic downturn, incur work stoppages, fail to compete effectively, experience decreased demand or experience a decline in prices for their product.

Minnesota Power’s eight Large Power Customers accounted for 24 percent of our 2018 consolidated operating revenue (25 percent in 2017 and 22 percent in 2016), of which one of these customers accounted for approximately 10 percent of consolidated revenue in 2018 (10 percent in 2017 and 8 percent in 2016). These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. Additionally, the North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs.

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

ALLETE, Inc. 2018 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our utility operations are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

We are subject to an extensive legal and regulatory framework imposed under federal and state law including regulations administered by the FERC, MPUC, MPCA, PSCW, NDPSC and EPA as well as regulations administered by other organizations including the NERC. These laws and regulations relate to allowed rates of return, capital structure, financings, rate and cost structure, acquisition and disposal of assets and facilities, construction and operation of generation, transmission and distribution facilities (including the ongoing maintenance and reliable operation of such facilities), recovery of purchased power costs and capital investments, approval of integrated resource plans and present or prospective wholesale and retail competition, renewable portfolio standards that require utilities to obtain specified percentages of electric supply from eligible renewable generation sources, among other things. Energy policy initiatives at the state or federal level could increase renewable portfolio standards or incentives for distributed generation, municipal utility ownership, or local initiatives could introduce generation or distribution requirements that could change the current integrated utility model. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. Compliance with these standards may lead to increased operating costs and capital expenditures. If it was determined that we were not in compliance with these mandatory reliability standards or other statutes, rules and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations.

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

Our ability to obtain rate adjustments to maintain reasonable rates of return depends upon regulatory action under applicable statutes and regulations, and we cannot provide assurance that rate adjustments will be obtained or reasonable authorized rates of return on capital will be earned. Minnesota Power and SWL&P, from time to time, file general rate cases with, or otherwise seek cost recovery authorization from, federal and state regulatory authorities. If Minnesota Power and SWL&P do not receive an adequate amount of rate relief in general rate cases, including if rates are reduced, if increased rates are not approved on a timely basis, if cost recovery is not granted at the requested level, or costs are otherwise unable to be recovered through rates, we may experience an adverse impact on our financial position, results of operations and cash flows. We are unable to predict the impact on our business and results of operations from future legislation or regulatory activities of any of these agencies or organizations.

Our operations present certain environmental risks that could adversely affect our financial position and results of operations, including effects of environmental laws and regulations, physical risks associated with climate change and initiatives designed to reduce the impact of GHG emissions.

We are subject to extensive environmental laws and regulations affecting many aspects of our present and future operations, including air quality, water quality and usage, waste management, reclamation, hazardous wastes, avian mortality and natural resources. These laws and regulations can result in increased capital expenditures, environmental emission allowance trading, operating and other costs, as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to emissions at generating facilities, coal ash, water discharge and wind energy facilities.

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

ALLETE, Inc. 2018 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

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

There is significant uncertainty regarding if and when new laws or regulations will be adopted to reduce GHG and the impact any such laws or regulations would have on us. In 2018, coal was the primary fuel source for 75 percent of the energy produced by our generating facilities. Any future limits on GHG emissions at the federal or state level may require us to incur significant capital expenditures and increases in operating costs, which if significant, could result in the closure of certain coal-fired energy centers, an impairment of assets, or otherwise adversely affect our results of operations, particularly if such expenditures and costs are not fully recoverable from customers.

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

The operation of generating facilities involves many risks, including start-up operations risks, breakdown or failure of facilities, the dependence on a specific fuel source, inadequate fuel supply, availability of fuel transportation, and the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A significant portion of our facilities contain older generating equipment, which, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. Generation and transmission facilities and equipment are also likely to require periodic upgrades and improvements due to changing environmental standards and technological advances. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

Our ability to successfully and timely complete capital improvements to existing facilities or other capital projects is contingent upon many variables.

We expect to incur significant capital expenditures in making capital improvements to our existing electric generation and transmission facilities and in the development and construction of new electric generation and transmission facilities. Should any such efforts be unsuccessful or not completed in a timely manner, we could be subject to additional costs or impairments which could have an adverse impact on our financial position, results of operation and cash flows.

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

ALLETE, Inc. 2018 Form 10-K

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

Demand for energy may decrease.

Our results of operations are impacted by the demand for energy in our service territories. There could be lower demand for energy due to a loss of customers as a result of economic conditions, customers constructing or installing their own generation facilities, higher costs and rates charged to customers, or loss of service territory or franchises. Further, energy conservation and technological advances that increased energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, we are impacted by state and federal regulations requiring mandatory conservation measures, which reduce the demand for energy products. Continuing technology improvements and regulatory developments may make customer and third party-owned generation technologies such as rooftop solar systems, WTGs, microturbines and battery storage systems more cost effective and feasible for of our customers. If customers utilize their own generation, demand for energy from us would decline. There may not be future economic growth opportunities that would enable us to replace the lost energy demand from these customers. Therefore, a decrease in demand for energy could adversely impact our financial position, results of operations and cash flows.

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

ALLETE, Inc. 2018 Form 10-K

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

The construction, operation and maintenance of ALLETE Clean Energy’s electric generation facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The construction and operation of generating facilities involves many risks, including the performance by key contracted suppliers and maintenance providers, start-up operations risks, breakdown or failure of facilities, the dependence on the availability of wind resources, or the impact of unusual, adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A portion of our facilities contain older generating equipment, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. We could be subject to costs associated with any unexpected failure to produce and deliver power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

ALLETE, Inc. 2018 Form 10-K

Item 1A. Risk Factors (Continued)
Energy Infrastructure and Related Services Risks (Continued)

As contracts with its counterparties expire, ALLETE Clean Energy may not be able to replace them with agreements on similar terms.

ALLETE Clean Energy is party to PSAs which expire in various years between 2019 and 2032. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, or sell energy in the wholesale market resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected.

Counterparties to ALLETE Clean Energy’s turbine supply, service and maintenance, or offtake agreements may not fulfill their obligations.

ALLETE Clean Energy is party to turbine supply agreements, service and maintenance agreements, and PSAs under various durations with a limited number of creditworthy counterparties. If, for any reason, any of the counterparties under these agreements do not fulfill their related contractual obligations, and ALLETE Clean Energy is unable to mitigate non-performance by a key supplier or maintenance provider or remarket PSA energy resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected.

ALLETE has a significant amount of goodwill and intangible assets. A determination that goodwill or intangible assets have been impaired could result in a significant non-cash charge to earnings.

We had approximately $223 million of goodwill and intangible assets recorded on our Consolidated Balance Sheet as of December 31, 2018. If we change our business strategy, fail to deliver on our projected results or if market or other conditions adversely affect the operations of U.S. Water Services, we may be required to record an impairment charge. Declines in projected operating cash flows at U.S. Water Services could also result in an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

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

ALLETE, Inc. 2018 Form 10-K

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.5875 per share on our common stock is payable on March 1, 2019, to the shareholders of record on February 15, 2019. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors.

As of February 1, 2019, there were approximately 22,000 common stock shareholders of record.

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

The calculations assume a $100 investment on December 31, 2013, and reinvestment of dividends.

ALLETE, Inc. 2018 Form 10-K

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Continued)

	2013	2014	2015	2016	2017	2018
ALLETE	$100	$115	$110	$144	$172	$182
S&P 500 Index	$100	$114	$115	$129	$157	$150
Philadelphia Utility Index	$100	$129	$121	$142	$160	$166

ALLETE, Inc. 2018 Form 10-K

Item 6. Selected Financial Data

	2018	2017	2016	2015	2014
Millions Except Per Share Amounts
Operating Revenue (a)	$1,498.6	$1,419.3	$1,339.7	$1,486.4	$1,136.8
Operating Expenses (a)	$1,297.4	$1,193.4	$1,122.7	$1,274.7	$946.9
Net Income (b)	$174.1	$172.2	$155.8	$141.5	$125.5
Less: Non-Controlling Interest in Subsidiaries (c)	—	—	0.5	0.4	0.7
Net Income Attributable to ALLETE (b)	$174.1	$172.2	$155.3	$141.1	$124.8
Common Stock Dividends	115.0	108.7	102.7	97.9	83.8
Earnings Retained in Business (b)	$59.1	$63.5	$52.6	$43.2	$41.0
Shares Outstanding
Year-End	51.5	51.1	49.6	49.1	45.9
Average (d)
Basic	51.3	50.8	49.3	48.3	42.9
Diluted	51.5	51.0	49.5	48.4	43.1
Diluted Earnings Per Share (b)	$3.38	$3.38	$3.14	$2.92	$2.90
Total Assets	$5,165.0	$5,080.0	$4,876.9	$4,864.4	$4,329.1
Long-Term Debt	$1,428.5	$1,439.2	$1,370.4	$1,556.7	$1,263.2
Return on Common Equity (b)	8.3%	8.6%	8.4%	8.0%	8.6%
Common Equity Ratio	59%	58%	55%	53%	54%
Dividends Declared per Common Share	$2.24	$2.14	$2.08	$2.02	$1.96
Dividend Payout Ratio (b)	66%	63%	66%	69%	68%
Book Value Per Share at Year-End	$41.85	$40.46	$38.17	$37.18	$35.04
Capital Expenditures by Segment
Regulated Operations	$211.9	$177.1	$121.8	$224.4	$583.5
ALLETE Clean Energy	89.7	56.1	106.9	8.6	4.2
U.S. Water Services	5.0	4.4	3.7	2.9	—
Corporate and Other	12.0	28.9	15.4	15.9	16.6
Total Capital Expenditures	$318.6	$266.5	$247.8	$251.8	$604.3

(a)
In 2015, operating revenue and operating expenses included $197.7 million and $162.9 million, respectively, for the sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities. In 2018, operating revenue and operating expenses included $81.1 million and $67.4 million, respectively, for the sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities.

(b)	The year ended December 31, 2017, includes the impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 13. Income Tax Expense.)

(c)	The non-controlling interest related to ALLETE Clean Energy’s Condon wind energy facility was acquired in 2016. (See Note 6. Acquisitions.)

(d)	Excludes unallocated ESOP shares in 2014.

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

ALLETE, Inc. 2018 Form 10-K

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 545 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota, our investment in Nobles 2, ALLETE Properties, our legacy Florida real estate investment, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2018, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

2018 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2018, to the year ended December 31, 2017.

Net income attributable to ALLETE in 2018 was $174.1 million, or $3.38 per diluted share, compared to $172.2 million, or $3.38 per diluted share, in 2017. Net income in 2017 included the favorable impacts of $13.0 million after-tax, or $0.25 per share, for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA and $7.9 million after-tax, or $0.16 per share, related to the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2017 also included a non‑cash $11.4 million after-tax charge, or $0.22 per share, for the MPUC’s decision in Minnesota Power’s 2016 general rate case disallowing recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs. (See Note 4. Regulatory Matters.) Earnings per share dilution in 2018 was $0.04 due to additional shares of common stock outstanding as of December 31, 2018.

Regulated Operations net income attributable to ALLETE was $131.0 million in 2018, compared to $128.4 million in 2017. Net income at Minnesota Power was higher than 2017 reflecting the non‑cash $11.4 million after-tax charge in 2017 for the MPUC’s decision in Minnesota Power’s 2016 general rate case disallowing recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs. Net income in 2018 included lower transmission revenue resulting from lower MISO-related revenue and a $3.1 million after-tax out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and are expected to be credited to customers in 2019, the timing of fuel adjustment clause recoveries, lower industrial sales, and higher property tax and interest expense. These decreases were partially offset by lower operating and maintenance expense, higher pricing on PSAs with Other Power Suppliers, increased cost recovery rider revenue, and higher sales to residential and commercial customers due to more favorable weather conditions in 2018. Net income in 2018 also included higher depreciation expense resulting from a reduction in the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035, which was offset by the benefits of the lower federal income tax rate enacted as part of the TCJA. Net income at SWL&P and our after-tax equity earnings in ATC were similar to 2017.

ALLETE, Inc. 2018 Form 10-K

2018 Financial Overview (Continued)

ALLETE Clean Energy net income attributable to ALLETE was $33.7 million in 2018 compared to $41.5 million in 2017. Net income in 2017 included a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. Net income in 2018 included the sale of a wind energy facility to Montana-Dakota Utilities, a lower federal income tax rate enacted as part of the TCJA and $7.4 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy. Of the $7.4 million after-tax in additional production tax credits, $3.0 million resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. These increases were partially offset by higher operating and maintenance expenses.

U.S. Water Services net income attributable to ALLETE was $3.2 million in 2018, compared to $10.7 million in 2017. Net income in 2017 included a $9.2 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. Net income in 2018 included increased revenue primarily due to higher capital project sales and higher sales of chemicals and related services, partially offset by higher operating expenses. Net income in 2018 included $0.6 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

Corporate and Other net income attributable to ALLETE was $6.2 million in 2018 compared to a net loss of $8.4 million in 2017. The net loss in 2017 included additional income tax expense of $19.8 million after-tax for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA and a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2018 included an increase for the change in fair value of the contingent consideration liability of $1.3 million after-tax as compared to 2017.

2018 Compared to 2017

(See Note 17. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2018	2017
Millions
Operating Revenue – Utility	$1,059.5	$1,063.8
Fuel, Purchased Power and Gas – Utility	407.5	396.9
Transmission Services – Utility	69.9	71.2
Operating and Maintenance	220.1	227.3
Depreciation and Amortization	158.0	132.6
Taxes Other than Income Taxes	52.5	51.1
Operating Income	151.5	184.7
Interest Expense	(60.2)	(57.0)
Equity Earnings in ATC	17.5	22.5
Other Income	6.7	5.4
Income Before Income Taxes	115.5	155.6
Income Tax Expense (Benefit)	(15.5)	27.2
Net Income Attributable to ALLETE	$131.0	$128.4

Operating Revenue – Utility decreased $4.3 million from 2017 primarily due to lower transmission revenue, the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits, provision for tax reform refund related to income tax changes resulting from the TCJA, and lower financial incentives under the Minnesota conservation improvement program, partially offset by higher revenue from kWh sales, cost recovery rider revenue, fuel clause adjustment recoveries, and conservation improvement program recoveries.

Transmission revenue decreased $15.0 million primarily due to lower MISO-related revenue and a $4.4 million out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and are expected to be credited to customers in 2019.

ALLETE, Inc. 2018 Form 10-K

2018 Compared to 2017 (Continued)
Regulated Operations (Continued)

Revenue decreased $14.0 million due to the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits. This decrease in revenue was offset by the income tax impacts of the regulatory outcome resulting in no impact to net income for Regulated Operations. (See Note 4. Regulatory Matters and Income Tax Expense.)

Revenue decreased $11.9 million from 2017 reflecting income tax changes resulting from the TCJA primarily related to a provision for tax reform refund for the benefit of excess deferred income taxes in 2018. We have recorded the benefit of these excess deferred income taxes for Minnesota Power and SWL&P as regulatory liabilities. (See Note 4. Regulatory Matters.)

Financial incentives under the Minnesota conservation improvement program were lower by $2.5 million from 2017 as a result of MPUC-approved modifications to the mechanism for calculating the financial incentives.

Interim retail rates of $29.5 million collected in 2018 were fully offset by the recognition of a corresponding reserve throughout the year. In the fourth quarter of 2017, Minnesota Power recognized interim retail rate refund reserves of $31.6 million to fully offset interim retail rates collected throughout the year in 2017 due to the regulatory outcome of the MPUC’s decision in Minnesota Power’s 2016 general rate case at a hearing on January 18, 2018.

Revenue increased $13.5 million from 2017 reflecting higher kWh sales to Residential and Commercial customers, and higher pricing on sales to Other Power Suppliers. Sales to Residential and Commercial customers increased in 2018 primarily due to more favorable weather conditions in 2018 compared to 2017. Sales to Industrial customers decreased 0.9 percent reflecting lower sales to UPM Blandin as a result of the closure of the smaller of its two paper machines in the fourth quarter of 2017 and Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin, partially offset by increased taconite production. Revenue from Other Power Suppliers increased due to higher pricing on sales, partially offset by a 2.1 percent decrease in kWh sales from 2017. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

Kilowatt-hours Sold	2018	2017	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,140	1,096	44	4.0
Commercial	1,426	1,420	6	0.4
Industrial	7,261	7,327	(66)	(0.9)
Municipal	798	799	(1)	(0.1)
Total Retail and Municipal	10,625	10,642	(17)	(0.2)
Other Power Suppliers	3,953	4,039	(86)	(2.1)
Total Regulated Utility Kilowatt-hours Sold	14,578	14,681	(103)	(0.7)

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

Cost recovery rider revenue increased $13.0 million primarily due to higher expenditures related to the construction of the GNTL and fewer production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level below those assumed in Minnesota Power’s base rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Fuel adjustment clause recoveries increased $7.9 million due to higher fuel and purchased power costs attributable to retail and municipal customers.

Conservation improvement program recoveries increased $3.5 million from 2017 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

ALLETE, Inc. 2018 Form 10-K

2018 Compared to 2017 (Continued)
Regulated Operations (Continued)

Operating Expenses increased $28.9 million, or 3 percent, from 2017.

Fuel, Purchased Power and Gas – Utility expense increased $10.6 million, or 3 percent, from 2017 primarily due to higher purchased power prices and higher fuel costs, partially offset by a $19.5 million expense in 2017 for the MPUC’s decision disallowing recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs. At a hearing on January 18, 2018, the MPUC disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million charge in the fourth quarter of 2017. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause. (See Operating Revenue – Utility.)

Operating and Maintenance expense decreased $7.2 million, or 3 percent, from 2017 primarily due to lower salary and benefit expenses, and lower materials purchased for generation facilities, partially offset by a $3.5 million increase in conservation improvement program expenses and additional severance expense of $1.9 million in 2018. (See Operating Revenue – Utility.)

Depreciation and Amortization expense increased $25.4 million, or 19 percent, from 2017 primarily due to modifications of the depreciable lives for Boswell and additional property, plant and equipment in service. As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense of approximately $25 million in 2017. Subsequently, as part of the reconsideration of its decision in Minnesota Power’s 2016 general rate case, the MPUC reduced the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035, resulting in higher depreciation expense in 2018. The increase in depreciation expense in 2018 was offset mostly by the benefits of the lower federal income tax rate enacted as part of the TCJA. (See Note 4. Regulatory Matters and Income Tax Benefit.)

Interest Expense increased $3.2 million, or 6 percent, from 2017 primarily due to higher average long-term debt balances, higher interest rates and $0.5 million of interest on Minnesota Power’s reserve for interim rate refunds. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC decreased $5.0 million, or 22 percent, from 2017 primarily due to the federal income tax rate change enacted as part of the TCJA, partially offset by additional investments in ATC. (See Note 5. Equity Investments.)

Income Tax Benefit was $15.5 million in 2018 compared to income tax expense of $27.2 million in 2017. The income tax benefit in 2018 reflects the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, the amortization of excess deferred income tax benefit resulting from the TCJA and lower pre-tax income. Income tax expense in 2017 included the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits.

In 2017, as a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability by $14.0 million resulting in an income tax expense of $6.1 million. In addition, Regulated Operations recorded an income tax expense of $7.9 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million for the North Dakota investment tax credits transferred from Regulated Operations. (See Note 4. Regulatory Matters.)

ALLETE Clean Energy

Year Ended December 31	2018	2017
Millions
Operating Revenue	$159.9	$80.5
Net Income Attributable to ALLETE (a)	$33.7	$41.5

(a)	Results in 2017 include a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

ALLETE, Inc. 2018 Form 10-K

2018 Compared to 2017 (Continued)
ALLETE Clean Energy (Continued)

Operating Revenue increased $79.4 million from 2017 due to the sale of a wind energy facility to Montana-Dakota Utilities in 2018.

	Year Ended December 31,
	2018		2017
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facility
Lake Benton	220.1	$11.9	241.8	$12.3
Storm Lake II	134.8	9.5	152.6	10.0
Condon	99.6	8.1	90.7	7.5
Storm Lake I	191.8	11.7	215.6	12.4
Chanarambie/Viking	244.9	13.5	263.5	13.9
Armenia Mountain	264.5	24.1	267.4	24.4
Total Wind Energy Facilities	1,155.7	78.8	1,231.6	80.5
Sale of Wind Energy Facility (a)	—	81.1	—	—
Total Production and Operating Revenue	1,155.7	$159.9	1,231.6	$80.5
(a)    2018 included the recognition of $67.4 million of cost of sales related to the sale of a wind energy facility.

Net Income Attributable to ALLETE decreased $7.8 million from 2017. Net income in 2017 included a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. Net income in 2018 included the sale of a wind energy facility to Montana-Dakota Utilities, a lower federal income tax rate enacted as part of the TCJA and $7.4 million after-tax of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy. Of the $7.4 million after-tax in additional production tax credits, $3.0 million resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. These increases were partially offset by higher operating and maintenance expenses.

U.S. Water Services

Year Ended December 31	2018	2017
Millions
Operating Revenue	$172.1	$151.8
Net Income Attributable to ALLETE (a)	$3.2	$10.7

(a)	Results in 2017 include a $9.2 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Operating Revenue increased $20.3 million, or 13 percent, from 2017. Revenue from chemical sales and related services was $138.6 million in 2018 compared to $132.0 million in 2017. Revenue from capital projects was $33.5 million for 2018 compared to $19.8 million in 2017; capital project sales can significantly fluctuate from period to period. Revenue in 2018 reflected a full year of sales from Tonka Water, which was acquired in September 2017.

Net Income Attributable to ALLETE decreased $7.5 million from 2017. Net income in 2017 included a $9.2 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. Net income in 2018 included increased revenue primarily due to higher capital project sales and higher sales of chemicals and related services, partially offset by higher operating expenses. Net income in 2018 included $0.6 million of after-tax expense recognized as cost of sales related to purchase accounting for sales backlog.

Cash flow from operations for U.S. Water Services was approximately $5 million in 2018 compared to approximately $12 million in 2017.

Corporate and Other

Operating Revenue decreased $16.1 million, or 13 percent, from 2017 primarily due to a decrease in land sales at ALLETE Properties and lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2018 compared to 2017.

ALLETE, Inc. 2018 Form 10-K

2018 Compared to 2017 (Continued)
Corporate and Other (Continued)

Net Income Attributable to ALLETE was $6.2 million in 2017 compared to a net loss of $8.4 million in 2017. The net loss in 2017 included additional income tax expense of $19.8 million after-tax for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA and a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2018 included an increase for the change in fair value of the contingent consideration liability of $1.3 million after-tax.

Net income at BNI Energy was $6.8 million in 2018 compared to $4.5 million in 2017. Net income in 2017 included a $3.1 million after-tax expense due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. The net loss at ALLETE Properties was $0.5 million in 2018 compared to a net loss of $8.8 million in 2017. The net loss in 2017 included a $7.8 million after-tax expense for the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Income Taxes – Consolidated

For the year ended December 31, 2018, the effective tax rate was a benefit of 9.8 percent (expense of 7.9 percent for the year ended December 31, 2017). The decrease from 2017 was primarily due to the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA, the amortization of excess deferred income tax benefit resulting from the TCJA and lower pre-tax income in 2018, partially offset by the remeasurement of deferred income tax assets and liabilities resulting from the TCJA in 2017. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 13. Income Tax Expense.)

2017 Compared to 2016

(See Note 17. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2017	2016
Millions
Operating Revenue – Utility	$1,063.8	$1,000.7
Fuel, Purchased Power and Gas – Utility	396.9	339.9
Transmission Services – Utility	71.2	65.2
Operating and Maintenance	227.3	227.5
Depreciation and Amortization	132.6	154.3
Taxes Other than Income Taxes	51.1	47.7
Operating Income	184.7	166.1
Interest Expense	(57.0)	(52.1)
Equity Earnings in ATC	22.5	18.5
Other Income	5.4	8.9
Income Before Income Taxes	155.6	141.4
Income Tax Expense	27.2	5.9
Net Income Attributable to ALLETE	$128.4	$135.5

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

Revenue increased $29.0 million due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits. As a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its 2016 order on the allocation of North Dakota investment tax credits, operating revenue increased $14.0 million in 2017. In 2016, operating revenue decreased $15.0 million as a result of the adverse impact for the regulatory outcome of the 2016 MPUC order. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2018 Form 10-K

2017 Compared to 2016 (Continued)
Regulated Operations (Continued)

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

Revenue from kWh sales increased $3.9 million from 2016 primarily due to higher sales to Industrial customers. Sales to Industrial customers increased 13.5 percent primarily due to increased taconite production and the commencement of a long‑term PSA with Silver Bay Power in 2016. Sales to Other Power Suppliers decreased 6.4 percent from 2016 as a result of increased sales to Industrial customers. Sales to Other Power Suppliers are sold at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations; market prices were lower in 2017 compared to 2016. Sales to Residential, Commercial and Municipal customers decreased primarily due to milder temperatures in 2017.

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

Interim retail rates for Minnesota Power were approved by the MPUC and became effective on January 1, 2017. Interim retail rate refund reserves of $31.6 million fully offset the interim retail rates recognized during 2017 due to the regulatory outcome of the MPUC’s decision in Minnesota Power’s 2016 general rate case on January 18, 2018. (See Note 4. Regulatory Matters.)

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

Operating Expenses increased $44.5 million, or 5 percent, from 2016.

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

ALLETE, Inc. 2018 Form 10-K

2017 Compared to 2016 (Continued)
Regulated Operations (Continued)

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

Equity Earnings in ATC increased $4.0 million, or 22 percent, from 2016 primarily due to additional investments in ATC and period over period changes in ATC’s estimate of a refund liability related to MISO return on equity complaints. (See Note 5. Equity Investments.)

Income Tax Expense increased $21.3 million, from 2016 due to the period over period impact of the regulatory outcomes related to the allocation of North Dakota investment tax credits and higher pre-tax income. The TCJA did not have an impact on income tax expense for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities.

In 2017, as a result of the favorable impact for the regulatory outcome of the MPUC’s modification of its 2016 order on the allocation of North Dakota investment tax credits, Regulated Operations increased operating revenue and reduced the corresponding regulatory liability by $14.0 million resulting in an income tax expense of $6.1 million. In addition, Regulated Operations recorded an income tax expense of $7.9 million for North Dakota investment tax credits transferred to Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million for the North Dakota investment tax credits transferred from Regulated Operations.

In 2016, as a result of the adverse impact for the regulatory outcome of the 2016 MPUC order, Regulated Operations reduced operating revenue and recorded a corresponding regulatory liability for $15.0 million resulting in an income tax benefit of $6.2 million. In addition, Regulated Operations recorded an income tax benefit of $8.8 million for North Dakota investment tax credits transferred from Corporate and Other, resulting in no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax expense of $8.8 million for the North Dakota investment tax credits transferred to Regulated Operations.

ALLETE Clean Energy

Year Ended December 31,	2017	2016
Millions
Operating Revenue	$80.5	$80.5
Net Income Attributable to ALLETE (a)	$41.5	$13.4

(a)	Results in 2017 include a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Operating Revenue is consistent with 2016 as lower kWh sales at the wind energy facilities resulting from lower wind resources were offset by higher amortization of PSAs. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2018 Form 10-K

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

Operating Revenue increased $14.3 million from 2016 primarily due to the acquisitions of WEST in 2016 and Tonka Water in September 2017. (See Note 6. Acquisitions.) Revenue from chemical sales and related services was $132.0 million in 2017 compared to $124.3 million in 2016. Revenue from capital project sales was $19.8 million for 2017 compared to $13.2 million in 2016; capital project sales can significantly fluctuate from period to period.

Net Income Attributable to ALLETE increased $9.2 million from 2016. Net income in 2017 included a $9.2 million after‑tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, and higher operating revenue, partially offset by increased operating expenses as a result of investments for future growth in waste treatment and water safety applications. Net income in 2017 also included a net loss of $0.8 million primarily for transaction fees and amortization expense of the Tonka Water acquisition in September 2017. (See Note 6. Acquisitions.)

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

ALLETE, Inc. 2018 Form 10-K

2017 Compared to 2016 (Continued)
Corporate and Other (Continued)

Net Loss Attributable to ALLETE was $8.4 million in 2017 compared to net income of $4.9 million in 2016. The net loss in 2017 included a $19.8 million after-tax expense due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. The net loss in 2017 also included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its 2016 order on the allocation of North Dakota investment tax credits, lower accretion expense relating to the contingent consideration liability, and lower interest expense. Net income in 2016 included an after‑tax gain of $13.6 million related to the change in fair value of the contingent consideration liability, partially offset by an $8.8 million after-tax adverse impact for the regulatory outcome of the 2016 MPUC order.

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

ALLETE, Inc. 2018 Form 10-K

Critical Accounting Policies (Continued)

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2018, was approximately 32 percent equity securities, 60 percent fixed income, 5 percent private equity and 3 percent real estate. Our postretirement health and life asset allocation as of December 31, 2018, was approximately 62 percent equity securities, 34 percent fixed income and 4 percent private equity. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2018, we used expected long-term rates of return of 7.50 percent in our actuarial determination of our pension expense and 6.00 percent to 7.50 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one‑quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1.8 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2018, we used discount rates of 3.81 percent to 3.96 percent and 3.86 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $1.7 million, pre‑tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2018, considered a modified RP-2014 mortality table and mortality projection scale. (See Note 15. Pension and Other Postretirement Benefit Plans.)

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

ALLETE, Inc. 2018 Form 10-K

Critical Accounting Policies (Continued)

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

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of net assets of acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value, including projected future cash flows. The results of our annual impairment test are discussed in Note 1. Operations and Significant Accounting Policies and Note 9. Fair Value in this Form 10-K. Goodwill was $148.5 million and $148.3 million as of December 31, 2018, and December 31, 2017, respectively.

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements, land easements, trademarks and trade names. Intangible assets with definite lives consist of customer relationships, which are amortized using an attrition model, and patents, non-compete agreements, land easements and certain trade names, which are amortized on a straight-line basis with estimated useful lives ranging from approximately 4 years to approximately 19 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite-lived intangible assets consist of trademarks and certain trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Our impairment reviews are based on an estimated future cash flow approach that requires significant judgment with respect to future revenue and expense growth rates, selection of an appropriate discount rate, and other assumptions and estimates. We use estimates that are consistent with our business plans and a market participant view of the assets being evaluated. The results of our annual impairment test are discussed in Note 9. Fair Value in this Form 10-K. Intangible assets, net of accumulated amortization, were $74.8 million and $77.6 million as of December 31, 2018, and December 31, 2017, respectively.

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of 5 percent to 7 percent, and providing a dividend payout competitive with our industry. Regulated Operations is projected to have average annual earnings growth of 4 percent to 5 percent and our Energy Infrastructure and Related Services businesses are projected to have average annual earnings growth of at least 15 percent over the long-term.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in its Energy Infrastructure and Related Services businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2019. Over the next several years, the contribution of the Energy Infrastructure and Related Services businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million, subject to adjustment at closing, such as for changes in working capital. The transaction is expected to close by the end of the first quarter of 2019 upon receipt of regulatory approval. ALLETE plans to use the proceeds from the sale of U.S. Water Services primarily to reinvest in growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE will also consider using a portion of the proceeds to implement a common stock repurchase program.

ALLETE, Inc. 2018 Form 10-K

Outlook (Continued)

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approvals for transmission, renewable and environmental investments, as well as work with regulators to earn a fair rate of return. Minnesota Power anticipates filing a rate case in the fourth quarter of 2019 with a 2020 test year.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 4. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC which sought an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018 ($23.7 million as of December 31, 2017) which is expected to be refunded in 2019. The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC also extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050 primarily to mitigate rate increases for our customers, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense of approximately $25 million in the fourth quarter of 2017.

On April 2, 2018, Minnesota Power filed a petition with the MPUC requesting reconsideration of certain decisions in the MPUC’s order dated March 12, 2018. In an order dated May 29, 2018, the MPUC denied Minnesota Power’s petition for reconsideration and accepted a Minnesota Department of Commerce request for reconsideration reducing the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 while utilizing the benefits of the lower federal income tax rate enacted as part of the TCJA to mitigate the impact on customer rates.

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015 establishing a Minnesota energy policy to have competitive rates for certain industries such as mining and forest products. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an April 2017 order. Minnesota Power expects the discount to EITE customers to be approximately $16 million annually based on EITE customer current operating levels. While interim rates were in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $16.7 million of discounts to EITE customers during the year ended December 31, 2018 ($8.6 million and none for the years ended December 31, 2017, and 2016, respectively).

2016 Wisconsin General Rate Case. SWL&P’s retail rates in 2018 were based on a 2017 PSCW retail rate order effective August 2017 that allowed for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017 were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 0.1 percent increase in water rates). The filing sought an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return of equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

ALLETE, Inc. 2018 Form 10-K

Outlook (Continued)

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 50 percent of our regulated utility kWh sales in 2018 (50 percent in 2017 and 45 percent in 2016) were made to our industrial customers. We expect industrial sales of approximately 7.0 million to 7.5 million MWh in 2019 (7.3 million MWh in 2018; 7.3 million MWh in 2017). (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

Taconite and Iron Concentrate. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America. Minnesota Power also has provided electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These facilities have been idled since at least 2016. On July 17, 2018, ERP Iron Ore announced it would no longer seek to restart its operations. (See ERP Iron Ore / Magnetation.)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 78 percent of capacity in 2018 (74 percent in 2017 and 71 percent in 2016). The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2019 will increase by approximately one percent compared to 2018.

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

USS Corporation. In the first quarter of 2017, USS Corporation restarted its Minnesota Ore Operations Keetac plant in Keewatin, Minnesota, which had been idled since 2015. USS Corporation has the capability to produce approximately 5 million tons at its Keetac Plant.

United Taconite. In May 2017, Cliffs announced that production of a fully fluxed taconite pellet has started at its United Taconite facility. The product replaced a flux pellet previously made at Cliffs’ indefinitely idled Empire operation in Michigan. United Taconite has the capability to produce approximately 5 million tons of taconite annually.

Northshore Mining. Cliffs has announced that it is investing further in its Minnesota ore operations, specifically it plans to invest approximately $90 million through 2020 to expand capacity for producing direct reduced-grade pellets at Northshore Mining. The additional direct reduced-grade pellets could be sold commercially or used to supply Cliff’s planned hot briquetted iron production plant in Toledo, Ohio. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

Silver Bay Power. In 2016, Minnesota Power and Silver Bay Power entered into a PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. Through 2019, Minnesota Power will supply Silver Bay Power with at least 50 MW of energy and Silver Bay Power has the option to purchase additional energy from Minnesota Power as it transitions away from self-generation. By December 31, 2019, Silver Bay Power is expected to cease self-generation and Minnesota Power is expected to supply the energy requirements for Silver Bay Power.

ALLETE, Inc. 2018 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

ERP Iron Ore / Magnetation. In January 2017, ERP Iron Ore purchased substantially all of Magnetation’s assets pursuant to an asset purchase agreement approved by the U. S. Bankruptcy Court for the District of Minnesota. These facilities have been idled since at least 2016. On July 17, 2018, ERP Iron Ore filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Minnesota and announced that it would no longer seek to restart its operations. Minnesota Power has reserved for all receivables due from ERP Iron Ore.

Paper, Pulp and Secondary Wood Products. The four major paper and pulp mills we serve reported operating at lower levels in 2018 compared to 2017 resulting from the closure of the smaller of UPM Blandin’s two paper machines in the fourth quarter of 2017. (See UPM Blandin.) We expect operating levels in 2019 to be similar to 2018.

UPM Blandin. In October 2017, UPM-Kymmene Corporation announced that in light of the global market for graphic papers, and to sustain its competitiveness and leading position in the market, it planned to permanently close the smaller of UPM Blandin’s two paper machines located in Grand Rapids, Minnesota; the closure was completed in the fourth quarter of 2017. Paper production related to the other paper machine is planned to continue at UPM Blandin. Minnesota Power provides electric and steam service to UPM Blandin. In October 2018, Minnesota Power amended and extended its electric service agreement with UPM Blandin through 2029, subject to MPUC approval.

Verso Corporation. In the third quarter of 2018, Minnesota Power amended and extended its electric service agreement with Verso Corporation through 2024, which was approved by the MPUC at a hearing on December 20, 2018.

Pipeline and Other Industries.

Husky Energy. On April 26, 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. The facility remains at minimal operations, and the refinery is not expected to resume normal operations in 2020.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

Nashwauk Public Utilities Commission. Mesabi Metallics is a retail customer of the Nashwauk Public Utilities Commission, and Minnesota Power has a wholesale electric contract with the Nashwauk Public Utilities Commission for electric service through at least December 2032. Mesabi Metallics filed for bankruptcy protection in 2016 under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. In June 2017, the bankruptcy court approved a settlement plan for a consortium led by Chippewa Capital Partners LLC to take control of the project, subject to certain stipulations. In December 2017, Mesabi Metallics emerged from bankruptcy under the ownership of Chippewa Capital Partners LLC.

PolyMet. PolyMet is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources (DNR) issued its Record of Decision in 2016, finding the final EIS adequate. The final EIS also requires Records of Decision by the federal agencies, which are expected in 2019, before final action can be taken on the required federal permits to construct and operate the mining operation.

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. On November 1, 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. On December 20, 2018, the MPCA issued PolyMet’s final state water and air quality permits. PolyMet’s remaining federal permit is under review by the U.S. Army Corps of Engineers. On June 28, 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a 10‑year power supply contract with PolyMet that would begin upon start-up of operations.

ALLETE, Inc. 2018 Form 10-K

Outlook (Continued)

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

In July 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas capacity dedication agreement. These agreements were subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, including a securitization plan. The MPUC also approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2020. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW. A decision on the application is expected in 2020.

On June 18, 2018, Minnesota Power filed a separate petition for approval of the PPA for the output of the 10 MW solar energy facility to be located in central Minnesota, which was approved by the MPUC in an order dated October 2, 2018. On August 22, 2018, Minnesota Power filed a separate petition for approval of an amended PPA for the output of the 250 MW wind energy facility to be located in southwestern Minnesota which was approved in an order dated January 23, 2019. (See Note 5. Equity Investments.)

Integrated Resource Plan. In 2015, Minnesota Power filed its 2015 IRP with the MPUC, which included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. The 2015 IRP also contained steps in Minnesota Power’s EnergyForward strategic plan including the economic idling of Taconite Harbor Units 1 and 2 which occurred in 2016, the ceasing of coal-fired operations at Taconite Harbor in 2020, and the addition of between 200 MW and 300 MW of natural gas-fired generation. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for Taconite Harbor, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. (See Note 4. Regulatory Matters.)

Renewable Energy. Minnesota Power’s 2015 IRP includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date and expects between 25 percent and 30 percent of its applicable retail and municipal energy sales will be supplied by renewable energy sources in 2019. (See Item 1. Business – Regulated Operations – Minnesota Legislation and EnergyForward.)

Minnesota Solar Energy Standard. Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In an order dated October 2, 2018, the MPUC approved a PPA for the output of the 10 MW Blanchard solar energy facility to be located in central Minnesota. Minnesota Power expects that Camp Ripley, the community solar garden arrays, the PPA for the output of the 10 MW Blanchard solar energy facility, and an increase in solar rebates will allow Minnesota Power to meet both parts of the solar mandate. (See Item 1. Business – Regulated Operations – Minnesota Legislature and EnergyForward.)

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

ALLETE, Inc. 2018 Form 10-K

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

Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were provisionally approved by the MPUC in an order dated November 19, 2018.

Nobles 2 PPA. In the third quarter of 2018, Minnesota Power and Nobles 2 signed an amended long-term PPA that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwestern Minnesota for a 20-year period beginning in 2020. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. This agreement is subject to construction of the wind energy facility. (See Note 5. Equity Investments.)

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

The third PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The PPA is subject to construction of the GNTL and MMTP. (See Note 11. Commitments, Guarantees and Contingencies.) The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The fourth PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL and MMTP. (See Note 11. Commitments, Guarantees and Contingencies.)

The fifth PPA provides for Minnesota Power to purchase 50 MW of capacity from Manitoba Hydro at fixed prices. The PPA began in June 2017 and expires in May 2020.

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include the GNTL, investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others), and our investment in ATC. See also Item 1. Business – Regulated Operations and Note 11. Commitments, Guarantees and Contingencies.

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy will pursue growth through acquisitions or project development. ALLETE Clean Energy is targeting acquisitions of existing facilities up to 200 MW each, which have long-term PSAs in place for the facilities’ output. At this time, ALLETE Clean Energy expects acquisitions or development of new facilities will be primarily wind or solar facilities in North America. ALLETE Clean Energy is also targeting the development of new facilities up to 200 MW each, which will have long‑term PSAs in place for the output or may be sold upon completion. (See Item 1. Business – Energy Infrastructure and Related Services – ALLETE Clean Energy.)

ALLETE, Inc. 2018 Form 10-K

Outlook (Continued)
ALLETE Clean Energy (Continued)

Federal production tax credit qualification is important to the economics of project development, and in 2016, 2017, and 2018 ALLETE Clean Energy invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of production tax credit qualified wind projects through 2022. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to 385 WTGs at its Storm Lake I, Storm Lake II and Lake Benton wind energy facilities. On December 18, 2018, ALLETE Clean Energy announced it will requalify its Condon wind energy facility for production tax credits, which will be completed in 2019. We anticipate annual production tax credits relating to these projects of approximately $14 million in 2019, $17 million to $22 million annually in 2020 through 2027, and decreasing thereafter through 2030.

In January 2017, ALLETE Clean Energy announced that it would develop a wind energy facility of up to 50 MW to be sold to Montana-Dakota Utilities; sale of the wind energy facility was completed on October 31, 2018, with revenue of $81.1 million and cost of sales of $67.4 million recognized in the fourth quarter of 2018. ALLETE Clean Energy also constructed and sold a 107 MW wind energy facility to Montana-Dakota Utilities in 2015.

In March 2017, ALLETE Clean Energy announced it will build, own and operate a 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to be completed in late 2019. On March 15, 2018, ALLETE Clean Energy announced that it will build, own and operate an 80 MW wind energy facility pursuant to a 15-year PSA with NorthWestern Corporation; construction is expected to be completed in late 2019.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current portfolio of approximately 545 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	Pennsylvania	100.5	100%	2024
Chanarambie/Viking	Minnesota	97.5
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Lincoln Heights	Minnesota	8.8	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2019
PSA 2			10%	2032

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

U.S. Water Services.

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million, subject to adjustment at closing, such as for changes in working capital. The transaction is expected to close by the end of the first quarter of 2019 upon receipt of regulatory approval. ALLETE plans to use the proceeds from the sale of U.S. Water Services primarily to reinvest in growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE will also consider using a portion of the proceeds to implement a common stock repurchase program.

ALLETE, Inc. 2018 Form 10-K

Outlook (Continued)

Corporate and Other.

BNI Energy. In 2018, BNI Energy sold 4.3 million tons of coal (4.7 million tons in 2017) and anticipates 2019 sales will be similar to 2018. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. On December 27, 2018, our wholly-owned subsidiary, ALLETE South Wind, entered into a partnership agreement with Tenaska to purchase a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million of which our portion is expected to be approximately $170 million to $200 million. We expect to utilize tax equity to finance a portion of our project costs, with an ALLETE expected equity investment of approximately $60 million to $70 million. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2018, our equity investment in Nobles 2 was $33.0 million. (See Note 5. Equity Investments.)

ALLETE Properties. Our strategy incorporates the possibility of a bulk sale of the entire ALLETE Properties portfolio. Proceeds from a bulk sale would be strategically deployed to support growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE Properties also continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure. Market conditions can impact land sales and could result in our inability to cover our cost basis and operating expenses including fixed carrying costs such as community development district assessments and property taxes.

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2018. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 10 percent for 2019 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 11 years due to production tax credits attributable to our wind energy generation.

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2018, we had cash and cash equivalents of $69.1 million, $388.6 million in available consolidated lines of credit and a debt-to-capital ratio of 41 percent.

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million, subject to adjustment at closing, such as for changes in working capital. The transaction is expected to close by the end of the first quarter of 2019 upon receipt of regulatory approval. ALLETE plans to use the proceeds from the sale of U.S. Water Services primarily to reinvest in growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE will also consider using a portion of the proceeds to implement a common stock repurchase program.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2018	%	2017	%	2016	%
Millions
ALLETE Equity	$2,155.8	59	$2,068.2	58	$1,893.0	55
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,495.2	41	1,513.3	42	1,569.1	45
	$3,651.0	100	$3,581.5	100	$3,462.1	100

ALLETE, Inc. 2018 Form 10-K

Liquidity and Capital Resources (Continued)

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2018	2017	2016
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$110.1	$38.3	$110.7
Cash Flows from (used for)
Operating Activities	433.1	402.9	334.9
Investing Activities	(349.0)	(229.0)	(272.1)
Financing Activities	(115.2)	(102.1)	(135.2)
Change in Cash, Cash Equivalents and Restricted Cash	(31.1)	71.8	(72.4)
Cash, Cash Equivalents and Restricted Cash at End of Period	$79.0	$110.1	$38.3

Operating Activities. Cash from operating activities was higher in 2018 compared to 2017 primarily due to the sale of a wind energy facility to Montana-Dakota Utilities in 2018 and the timing of accounts payable, partially offset by lower recoveries from customers under cost recovery riders and higher contributions to the defined benefit pension plans in 2018.

Cash from operating activities was higher in 2017 compared to 2016 primarily due to a payment made in 2016 as part of the PSA between Minnesota Power and Silver Bay Power, as well as higher recoveries from customers under cost recovery riders, net income and non-cash items in 2017, partially offset by an increase in customer receivables and timing of payments on accounts payable in 2017.

Investing Activities. Cash used for investing activities was higher in 2018 compared to 2017 primarily due to higher capital expenditures and additional contributions to equity method investments in 2018. (See Note 5. Equity Investments.) These increases in cash used for investing activities were partially offset by the acquisition of Tonka Water in 2017.

Cash used for investing activities was lower in 2017 compared to 2016 primarily due to lower capital expenditures in 2017, partially offset by the acquisition of Tonka Water in 2017. (See Note 6. Acquisitions.)

Financing Activities. Cash used for financing activities was higher in 2018 compared to 2017 primarily due to higher dividends on common stock as well as lower proceeds from the issuance of common stock and long-term debt in 2018, partially offset by lower repayments of long-term debt in 2018.

Cash used for financing activities was lower in 2017 compared to 2016 primarily due to higher proceeds from the issuance of common stock and long-term debt in 2017, partially offset by higher contingent consideration payments and repayments of long-term debt in 2017.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2018, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2017), most of which expire in January 2024. We had $18.4 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2018 ($11.9 million in standby letters of credit and no outstanding draws as of December 31, 2017). In addition, as of December 31, 2018, we had 2.9 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement (Credit Agreement). The Credit Agreement amended and restated ALLETE’s $400 million credit facility, which was scheduled to expire in October 2020. The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. (See Note 10. Short-Term and Long-Term Debt.)

ALLETE, Inc. 2018 Form 10-K

Liquidity and Capital Resources (Continued)

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2018. For the year ended December 31, 2018, no shares of common stock were issued under this agreement (1.0 million shares for net proceeds of $65.7 million in 2017; 0.1 million shares for net proceeds of $8.0 million in 2016). The shares issued in 2017 and 2016 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the year ended December 31, 2018, we issued 0.4 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $20.3 million (0.3 million shares for net proceeds of $20.3 million in 2017; 0.4 million shares for net proceeds of $22.9 million in 2016). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-183051 and 333-162890. (See Note 10. Short-Term and Long-Term Debt and Note 12. Common Stock and Earnings Per Share for additional detail regarding ALLETE’s debt and equity securities.)

Financial Covenants. See Note 10. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2018, we contributed $15.0 million in cash and no shares of ALLETE common stock to the defined benefit pension plans. On January 15, 2019, we contributed $10.4 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to our defined benefit pension plans in 2019, and we do not expect to make any contributions to our other postretirement benefit plans in 2019. (See Note 12. Common Stock and Earnings Per Share and Note 15. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are discussed in Note 11. Commitments, Guarantees and Contingencies.

Contractual Obligations and Commercial Commitments. ALLETE has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. The following table summarizes contractual obligations and other commercial commitments as of December 31, 2018:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After
Contractual Obligations (a)	Total	1 Year	Years	Years	5 Years
Millions
Long-Term Debt	$2,266.3	$118.7	$326.1	$275.9	$1,545.6
Pension (b)	467.8	47.9	94.7	94.1	231.1
Other Postretirement Benefit Plans (b)	99.8	9.7	19.5	19.5	51.1
Operating Lease Obligations	41.3	9.9	14.0	8.0	9.4
Easement Obligations	161.0	4.8	9.8	10.1	136.3
PPA Obligations (c)	2,210.2	107.3	260.7	291.5	1,550.7
Other Purchase Obligations	69.6	52.4	17.1	—	0.1
Total Contractual Obligations	$5,316.0	$350.7	$741.9	$699.1	$3,524.3

(a)
Does not include $1.6 million of non-current unrecognized tax benefits due to uncertainty regarding the timing of future cash payments related to uncertain tax positions. (See Note 13. Income Tax Expense.)

(b)	Represents the estimated future benefit payments for our defined benefit pension and other postretirement plans through 2028.

(c)
Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered; and the agreement with Nobles 2 commencing in 2020 as it is subject to construction of a wind energy facility. (See Note 11. Commitments, Guarantees and Contingencies.)

Long-Term Debt. Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on the Consolidated Balance Sheet, plus interest. The table above assumes that the interest rates in effect at December 31, 2018, remain constant through the remaining term. (See Note 10. Short-Term and Long‑Term Debt.)

ALLETE, Inc. 2018 Form 10-K

Liquidity and Capital Resources (Continued)
Contractual Obligations and Commercial Commitments (Continued)

Pension and Other Postretirement Benefit Plans. Our pension and other postretirement benefit plan obligations represent our current estimate of future benefit payments through 2028. Pension contributions will be dependent on several factors including realized asset performance, future discount rate and other actuarial assumptions, Internal Revenue Service and other regulatory requirements, and contributions required to avoid benefit restrictions for the pension plans. Funding for the other postretirement benefit plans is impacted by realized asset performance, future discount rate and other actuarial assumptions, and utility regulatory requirements. These amounts are estimates and will change based on actual market performance, changes in interest rates and any changes in governmental regulations. (See Note 15. Pension and Other Postretirement Benefit Plans.)

Easement Obligations. Easement obligations represent the minimum payments for our land easement agreements at our wind energy facilities.

PPA Obligations. PPA obligations represent our Square Butte, Manitoba Hydro, Minnkota Power and other PPAs. (See Note 11. Commitments, Guarantees and Contingencies.)

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

On February 6, 2018, S&P Global Ratings revised its credit rating outlook on ALLETE to negative from stable, while affirming its issuer and commercial paper ratings on ALLETE. S&P Global Ratings cited the potential effect of the TCJA on the Company’s cash flows and S&P Global Ratings assessment of the Company’s regulatory risk following Minnesota Power’s recent general rate case as its rationale for issuing the negative outlook.

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

The Company believes it is well-positioned to meet its liquidity needs. As of December 31, 2018, we had cash and cash equivalents of $69.1 million, $388.6 million in available consolidated lines of credit and a debt-to-capital ratio of 41 percent. Our cash from operating activities for the year ended December 31, 2018 was $433.1 million. In addition, as of December 31, 2018, we had 2.9 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc.

ALLETE, Inc. 2018 Form 10-K

Liquidity and Capital Resources (Continued)

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. ALLETE’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 65 percent. In 2018, we paid out 66 percent (63 percent in 2017; 66 percent in 2016) of our per share earnings in dividends. On January 31, 2019, our Board of Directors declared a dividend of $0.5875 per share, which is payable on March 1, 2019, to shareholders of record at the close of business on February 15, 2019.

Capital Requirements

ALLETE’s projected capital expenditures for the years 2019 through 2023 are presented in the following table. Actual capital expenditures may vary from the projections due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies.

Capital Expenditures	2019	2020	2021	2022	2023	Total
Millions
Regulated Operations
Base and Other	$120	$160	$215	$170	$105	$770
Transmission Cost Recovery (a)	125	20	—	—	—	145
Nemadji Trail Energy Center (b)	5	15	50	135	130	335
Regulated Operations Capital Expenditures	250	195	265	305	235	1,250
ALLETE Clean Energy (c)	270	20	10	5	10	315
Corporate and Other	10	15	15	25	30	95
Total Capital Expenditures	$530	$230	$290	$335	$275	$1,660

(a)
Estimated capital expenditures eligible for cost recovery outside of a general rate case, including our portion of transmission capital expenditures related to construction of the GNTL, which are eligible for cost recovery outside of a general rate case. (See Item 1. Business – Regulated Operations – Transmission and Distribution.)

(b)
Our portion of estimated capital expenditures for construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE.

(c)
Capital expenditures in 2019 include construction of a 100 MW wind energy facility and an 80 MW wind energy facility that ALLETE Clean Energy will build, own and operate. These capital expenditures do not include the cost of safe harbor turbines purchased previously. (See Outlook – Energy Infrastructure and Related Services – ALLETE Clean Energy.)

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

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2018, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. (See Note 8. Investments.)

ALLETE, Inc. 2018 Form 10-K

Market Risk (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2018:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$56.7	$89.5	$98.3	$88.5	$88.5	$1,019.5	$1,441.0	$1,480.4
Average Interest Rate – %	7.6	4.2	3.8	3.7	5.9	4.3	5.0

Variable Rate – Millions	$1.2	$24.2	$0.2	$0.8	—	$27.8	$54.2	$54.2
Average Interest Rate – %	5.2	2.6	5.2	5.2	—	1.8	2.3

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2018, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2018.

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

Recently Adopted Accounting Pronouncements.

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk for information related to quantitative and qualitative disclosure about market risk.

ALLETE, Inc. 2018 Form 10-K

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2018 and 2017, and for the years ended December 31, 2018, 2017 and 2016, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

ALLETE, Inc. 2018 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2019 Annual Meeting of Shareholders (2019 Proxy Statement) under the following headings:

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

Our 2019 Proxy Statement will be filed with the SEC within 120 days after the end of our 2018 fiscal year.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation of Executive Officers,” the “Compensation Committee Report” and the “Director Compensation” sections in our 2019 Proxy Statement.

ALLETE, Inc. 2018 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2019 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)

Equity Compensation Plans Approved by Security Holders	230,424	—	892,004
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	230,424	—	892,004

(a)
Includes the following: (i) 73,532 securities representing the performance shares (including accrued dividends) granted under the executive long-term incentive compensation plan that vested but were not paid as of December 31, 2018; (ii) 82,190 securities representing the target number of performance share awards (including accrued dividends) granted under the executive long-term incentive compensation plan that were unvested as of December 31, 2018; and (iii) 74,702 director deferred stock units (including accrued dividends) under the non-employee director compensation deferral plan as of December 31, 2018. With respect to unvested performance share awards, the actual number of shares to be issued will vary from 0 percent to 200 percent of the target level depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the performance shares, including payout calculations, see our 2019 Proxy Statement.

(b)	Earned performance share awards are paid in shares of ALLETE common stock on a one-for-one basis. Accordingly, these awards do not have a weighted-average exercise price.

(c)
Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 723,470 shares available for issuance under the executive long-term incentive compensation plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 55,204 shares available for issuance under the Non-Employee Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 113,330 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the “Corporate Governance” section in our 2019 Proxy Statement.

We have adopted a Related Person Transaction Policy which is available on our website at www.allete.com. Print copies are available without charge, upon request. Any amendment to this policy will be disclosed on our website at www.allete.com promptly following the date of such amendment.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2019 Proxy Statement.

ALLETE, Inc. 2018 Form 10-K

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	69
	Consolidated Balance Sheet as of December 31, 2018 and 2017	71
	For the Years Ended December 31, 2018, 2017 and 2016
	Consolidated Statement of Income	72
	Consolidated Statement of Comprehensive Income	73
	Consolidated Statement of Cash Flows	74
	Consolidated Statement of Equity	75
	Notes to Consolidated Financial Statements	76
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	131

All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.

(3)	Exhibits including those incorporated by reference.

ALLETE, Inc. 2018 Form 10-K

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

*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4
		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)

ALLETE, Inc. 2018 Form 10-K

Exhibit Number

		Thirty-ninth	April 1, 2018	1-3548 (March 31, 2018, Form 10-Q)	4
*4(b)1	—
Mortgage and Deed of Trust, dated as of March 1, 1943, between Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank National Association, as Trustee (filed as Exhibit 7(c), File No. 2-8668).

*4(b)2	—	Supplemental Indentures to Superior Water, Light and Power Company’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1951	2-59690	2(d)(1)
		Second	March 1, 1962	2-27794	2(d)1
		Third	July 1, 1976	2-57478	2(e)1
		Fourth	March 1, 1985	2-78641	4(b)
		Fifth	December 1, 1992	1-3548 (1992 Form 10-K)	4(b)1
		Sixth	March 24, 1994	1-3548 (1996 Form 10-K)	4(b)1
		Seventh	November 1, 1994	1-3548 (1996 Form 10-K)	4(b)2
		Eighth	January 1, 1997	1-3548 (1996 Form 10-K)	4(b)3
		Ninth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)3
		Tenth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)4
		Eleventh	December 1, 2008	1-3548 (2008 Form 10-K)	4(c)3
		Twelfth	December 2, 2013	1-3548 (2013 Form 10-K)	4(c)3
		Thirteenth	May 29, 2018	1-3548 (June 30, 2018, Form 10-Q)	4
*4(c)	—
Note Purchase and Guarantee Agreement dated as of November 5, 2015, among Armenia Mountain Wind LLC, AMW I Holding, LLC and the purchasers named therein (filed as Exhibit 4 to the November 12, 2015, Form 8-K, File No. 1-3548).

*4(d)	—
Note Purchase Agreement, dated December 8, 2016, between ALLETE and Hartford Investment Management Company, Northwestern Mutual Investment Management Company, The Northwestern Mutual Life Insurance Company and Nationwide Life insurance Company (filed as Exhibit 4 to the December 12, 2016, Form 8-K, File No. 1-3548).

*4(e)	—
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

*10(b)1	—
Credit Agreement dated as of November 4, 2013 among ALLETE, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities LLC, as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 10 to the November 4, 2013, Form 8-K, File No. 1-3548).

10(b)2	—
Amended and Restated Credit Agreement dated as of January 10, 2019 among ALLETE, as Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Lead Arranger and Sole Book Runner.

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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
+*10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
+*10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2016 (filed as Exhibit 10(e)6 to the 2015 Form 10‑K, File No. 1-3548).
+*10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2017 (filed as Exhibit 10(e)6 to the 2016 Form 10-K, File No. 1-3548).
+*10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2017 (filed as Exhibit 10(e)7 to the 2016 Form 10-K, File No. 1-3548).
+*10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2018 (filed as Exhibit 10(a)1 to the March 31, 2018, Form 10-Q, File No. 1-3548).
+*10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2018 (filed as Exhibit 10(a)2 to the March 31, 2018, Form 10-Q, File No. 1-3548).

ALLETE, Inc. 2018 Form 10-K

Exhibit Number

+10(e)7	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2019.
+*10(e)8	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2015 (filed as Exhibit 10(e)6 to the 2014 Form 10‑K, File No. 1-3548).
+*10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
+*10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2015 (filed as Exhibit 10(f)3 to the 2014 Form 10-K, File No. 1-3548).

+10(f)4	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2019.
+*10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
+*10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
+*10(h)2	—	Amendment to the ALLETE Executive Long-Term Incentive Compensation Plan, effective January 1, 2011 (filed as Exhibit 10(m)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2014 (filed as Exhibit 10(j)14 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2014 (filed as Exhibit 10(j)15 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2015 (filed as Exhibit 10(j)16 to the 2014 Form 10-K, File No. 1-3548).
+*10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2015 (filed as Exhibit 10(j)17 to the 2014 Form 10-K, File No. 1-3548).
+*10(h)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2013 (filed as Exhibit 10(k)14 to the 2012 Form 10-K, File No. 1-3548).
+*10(h)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2013 (filed as Exhibit 10(k)15 to the 2012 Form 10-K, File No. 1-3548).
+*10(i)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
+*10(i)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2016 (filed as Exhibit 10(k)3 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2016 (filed as Exhibit 10(k)2 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2017 (filed as Exhibit 10(i)4 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2017 (filed as Exhibit 10(i)5 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2017 (filed as Exhibit 10(i)6 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2018 (filed as Exhibit 10(b) to the March 31, 2018, Form 10-Q, File No. 1-3548).
+*10(i)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2018 (filed as Exhibit 10(i)7 to the 2017 Form 10-K, File No. 1-3548).
+*10(i)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2018 (filed as Exhibit 10(i)8 to the 2017 Form 10-K, File No. 1-3548).
+10(i)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2019.
+10(i)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2019.
+*10(j)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
+*10(k)1	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2015 (filed as Exhibit 10(l)5 to the 2014 Form 10-K, File No. 1-3548).
+*10(k)2	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2017 (filed as Exhibit 10(k)3 to the 2016 Form 10-K, File No. 1-3548).
+10(k)3	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2019.
+*10(l)1	—	Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2018 Form 10-K

Exhibit Number

+*10(l)2	—	October 2003 Amendment to the Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(l)3	—	January 2005 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(l)4	—	October 2006 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(l)5	—	July 2012 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
+*10(m)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+*10(m)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(n)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(o)1	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective January 19, 2011 (filed as Exhibit 10(q) to the 2010 Form 10-K, File No. 1-3548).
+*10(o)2	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective April 23, 2018 (filed as Exhibit 10(c) to the March 31, 2018, Form 10-Q, File No. 1-3548).
+10(p)	—	ALLETE Executive Separation Agreement effective November 29, 2018.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 14, 2019, announcing earnings for the year ended December 31, 2018. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	—	XBRL Instance
101.SCH	—	XBRL Schema
101.CAL	—	XBRL Calculation
101.DEF	—	XBRL Definition
101.LAB	—	XBRL Label
101.PRE	—	XBRL Presentation

ALLETE, Inc. 2018 Form 10-K

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

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, these and other long-term debt instruments are not filed as exhibits because the total amount of debt authorized under each omitted instrument does not exceed 10 percent of our total consolidated assets. We will furnish copies of these instruments to the SEC upon its request.

*	Incorporated herein by reference as indicated.
+	Management contract or compensatory plan or arrangement pursuant to Item 15(b).

Item 16. Form 10-K Summary

None.

ALLETE, Inc. 2018 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 14, 2019	By	/s/ Alan R. Hodnik
Alan R. Hodnik
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan R. Hodnik	Chairman, Chief Executive Officer and Director	February 14, 2019
Alan R. Hodnik	(Principal Executive Officer)

/s/ Robert J. Adams	Senior Vice President and Chief Financial Officer	February 14, 2019
Robert J. Adams	(Principal Financial Officer)

/s/ Steven W. Morris	Vice President, Controller and Chief Accounting Officer	February 14, 2019
Steven W. Morris	(Principal Accounting Officer)

ALLETE, Inc. 2018 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ Kathryn W. Dindo	Director	February 14, 2019
Kathryn W. Dindo

/s/ Sidney W. Emery, Jr.	Director	February 14, 2019
Sidney W. Emery, Jr.

/s/ George G. Goldfarb	Director	February 14, 2019
George G. Goldfarb

/s/ James S. Haines, Jr.	Director	February 14, 2019
James S. Haines, Jr.

/s/ James J. Hoolihan	Director	February 14, 2019
James J. Hoolihan

/s/ Heidi E. Jimmerson	Director	February 14, 2019
Heidi E. Jimmerson

/s/ Madeleine W. Ludlow	Director	February 14, 2019
Madeleine W. Ludlow

/s/ Susan K. Nestegard	Director	February 14, 2019
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 14, 2019
Douglas C. Neve

/s/ Bethany M. Owen	Director	February 14, 2019
Bethany M. Owen

/s/ Robert P. Powers	Director	February 14, 2019
Robert P. Powers

/s/ Leonard C. Rodman	Director	February 14, 2019
Leonard C. Rodman

ALLETE, Inc. 2018 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ALLETE, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts and reserves for each of the three years in the period ended December 31, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

ALLETE, Inc. 2018 Form 10-K

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 14, 2019

We have served as the Company’s auditor since 1963.

ALLETE, Inc. 2018 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2018	2017
Millions
Assets
Current Assets
Cash and Cash Equivalents	$69.1	$98.9
Accounts Receivable (Less Allowance of $1.7 and $2.1)	144.4	135.1
Inventories – Net	86.7	95.9
Prepayments and Other	34.1	37.6
Total Current Assets	334.3	367.5
Property, Plant and Equipment – Net	3,904.4	3,822.4
Regulatory Assets	389.5	384.7
Equity Investments	161.1	118.7
Other Investments	49.1	53.1
Goodwill and Intangible Assets – Net	223.3	225.9
Other Non-Current Assets	103.3	107.7
Total Assets	$5,165.0	$5,080.0
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$149.8	$136.3
Accrued Taxes	51.4	50.0
Accrued Interest	17.9	17.6
Long-Term Debt Due Within One Year	57.5	64.1
Other	128.5	83.2
Total Current Liabilities	405.1	351.2
Long-Term Debt	1,428.5	1,439.2
Deferred Income Taxes	223.6	230.5
Regulatory Liabilities	512.1	532.0
Defined Benefit Pension and Other Postretirement Benefit Plans	177.3	191.8
Other Non-Current Liabilities	262.6	267.1
Total Liabilities	3,009.2	3,011.8
Commitments, Guarantees and Contingencies (Note 11)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.5 and 51.1 Shares Issued and Outstanding	1,428.5	1,401.4
Accumulated Other Comprehensive Loss	(27.3)	(22.6)
Retained Earnings	754.6	689.4
Total Shareholders’ Equity	2,155.8	2,068.2
Total Liabilities and Shareholders’ Equity	$5,165.0	$5,080.0

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2018 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2018	2017	2016
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$1,059.5	$1,063.8	$1,000.7
Contracts with Customers – Non-utility	415.5	331.9	316.7
Other – Non-utility	23.6	23.6	22.3
Total Operating Revenue	1,498.6	1,419.3	1,339.7
Operating Expenses
Fuel, Purchased Power and Gas – Utility	407.5	396.9	339.9
Transmission Services – Utility	69.9	71.2	65.2
Cost of Sales – Non-utility	218.0	147.5	137.4
Operating and Maintenance	340.5	344.1	340.9
Depreciation and Amortization	205.6	177.5	195.8
Taxes Other than Income Taxes	57.9	56.9	53.8
Other	(2.0)	(0.7)	(10.3)
Total Operating Expenses	1,297.4	1,193.4	1,122.7
Operating Income	201.2	225.9	217.0
Other Income (Expense)
Interest Expense	(67.9)	(67.8)	(70.3)
Equity Earnings in ATC	17.5	22.5	18.5
Other	7.8	6.3	10.4
Total Other Expense	(42.6)	(39.0)	(41.4)
Income Before Non-Controlling Interest and Income Taxes	158.6	186.9	175.6
Income Tax Expense (Benefit)	(15.5)	14.7	19.8
Net Income	174.1	172.2	155.8
Less: Non-Controlling Interest in Subsidiaries	—	—	0.5
Net Income Attributable to ALLETE	$174.1	$172.2	$155.3
Average Shares of Common Stock
Basic	51.3	50.8	49.3
Diluted	51.5	51.0	49.5
Basic Earnings Per Share of Common Stock	$3.39	$3.39	$3.15
Diluted Earnings Per Share of Common Stock	$3.38	$3.38	$3.14

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2018 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2018	2017	2016
Millions
Net Income	$174.1	$172.2	$155.8
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $–, $0.7 and $(0.2)	(0.1)	0.9	(0.2)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense (Benefit) of $0.3, $2.2 and $(2.4)	1.0	4.7	(3.5)
Total Other Comprehensive Income (Loss)	0.9	5.6	(3.7)
Total Comprehensive Income	175.0	177.8	152.1
Less: Non-Controlling Interest in Subsidiaries	—	—	0.5
Total Comprehensive Income Attributable to ALLETE	$175.0	$177.8	$151.6

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2018 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2018	2017	2016
Millions
Operating Activities
Net Income	$174.1	$172.2	$155.8
AFUDC – Equity	(1.2)	(1.2)	(2.1)
Income from Equity Investments – Net of Dividends	(2.3)	(3.2)	(5.7)
Impairment of Goodwill	—	—	3.3
Change in Fair Value of Contingent Consideration	(2.0)	(0.7)	(13.6)
Deferred Fuel Adjustment Clause Charge	—	19.5	—
Loss (Gain) on Sales of Investments and Property, Plant and Equipment	1.0	0.4	(6.0)
Depreciation Expense	200.1	171.9	190.6
Amortization of PSAs	(23.6)	(23.6)	(22.3)
Amortization of Other Intangible Assets and Other Assets	10.4	10.2	10.3
Deferred Income Tax Expense (Benefit)	(15.8)	14.4	19.4
Share-Based and ESOP Compensation Expense	6.8	6.6	5.1
Defined Benefit Pension and Other Postretirement Benefit Expense	8.6	10.1	4.6
Bad Debt Expense	1.1	0.8	4.1
Provision for Interim Rate Refund	16.3	32.3	—
Provision for Tax Reform Refund	10.7	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(10.7)	(8.0)	(4.7)
Inventories	55.5	11.9	13.3
Prepayments and Other	(4.0)	(5.3)	(6.9)
Accounts Payable	13.6	(7.5)	6.5
Other Current Liabilities	6.7	1.8	(10.9)
Cash Contributions to Defined Benefit Pension Plans	(15.0)	(1.7)	(6.3)
Changes in Regulatory and Other Non-Current Assets	6.7	33.7	(10.7)
Changes in Regulatory and Other Non-Current Liabilities	(3.9)	(31.7)	11.1
Cash from Operating Activities	433.1	402.9	334.9
Investing Activities
Proceeds from Sale of Available-for-sale Securities	10.2	10.1	9.0
Payments for Purchase of Available-for-sale Securities	(13.3)	(8.6)	(9.4)
Acquisitions of Subsidiaries – Net of Cash and Restricted Cash Acquired	—	(18.5)	(5.8)
Equity Investments	(39.2)	(7.8)	(5.4)
Additions to Property, Plant and Equipment	(312.4)	(208.5)	(265.6)
Other Investing Activities	5.7	4.3	5.1
Cash for Investing Activities	(349.0)	(229.0)	(272.1)
Financing Activities
Proceeds from Issuance of Common Stock	20.3	86.0	30.9
Proceeds from Issuance of Long-Term Debt	75.6	131.5	4.8
Repayments of Long-Term Debt	(95.5)	(189.6)	(57.7)
Acquisition of Non-Controlling Interest	—	—	(8.0)
Acquisition-Related Contingent Consideration Payments	—	(19.7)	(0.9)
Dividends on Common Stock	(115.0)	(108.7)	(102.7)
Other Financing Activities	(0.6)	(1.6)	(1.6)
Cash for Financing Activities	(115.2)	(102.1)	(135.2)
Change in Cash, Cash Equivalents and Restricted Cash	(31.1)	71.8	(72.4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	110.1	38.3	110.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$79.0	$110.1	$38.3

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2018 Form 10-K

ALLETE Consolidated Statement of Equity

	Total Equity	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Non-Controlling Interest in Subsidiaries
Millions
Balance as of December 31, 2015	$1,822.4	$573.3	$(24.5)	$1,271.4	$2.2
Comprehensive Income
Net Income	155.8	155.3	—	—	0.5
Other Comprehensive Income – Net of Income Taxes
Unrealized Loss on Securities	(0.2)	—	(0.2)	—	—
Defined Benefit Pension and Other Postretirement Plans	(3.5)	—	(3.5)	—	—
Total Comprehensive Income	152.1
Common Stock Issued	35.9	—	—	35.9	—
Common Stock Retired	(8.0)			(8.0)
Dividends Declared	(102.7)	(102.7)	—	—	—
Acquisition of Non-Controlling Interest	(6.7)	—	—	(4.0)	(2.7)
Balance as of December 31, 2016	1,893.0	625.9	(28.2)	1,295.3	—
Comprehensive Income
Net Income	172.2	172.2	—	—	—
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain on Securities	0.9	—	0.9	—	—
Defined Benefit Pension and Other Postretirement Plans	4.7	—	4.7	—	—
Total Comprehensive Income	177.8
Common Stock Issued	106.1	—	—	106.1	—
Dividends Declared	(108.7)	(108.7)	—	—	—
Balance as of December 31, 2017	2,068.2	689.4	(22.6)	1,401.4	—
Adjustments to Opening Balance – Net of Income Taxes (a)	0.5	6.1	(5.6)	—	—
Balance as of January 1, 2018	2,068.7	695.5	(28.2)	1,401.4	—
Comprehensive Income
Net Income	174.1	174.1	—	—	—
Other Comprehensive Income – Net of Income Taxes
Unrealized Loss on Debt Securities	(0.1)	—	(0.1)	—	—
Defined Benefit Pension and Other Postretirement Plans	1.0	—	1.0	—	—
Total Comprehensive Income	175.0
Common Stock Issued	27.1	—	—	27.1	—
Dividends Declared	(115.0)	(115.0)	—	—	—
Balance as of December 31, 2018	$2,155.8	$754.6	$(27.3)	$1,428.5	—

(a)
Reflects the impacts associated with the adoption of accounting standards concerning Financial Instruments, Revenue from Contracts with Customers and the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. (See Note 1. Operations and Significant Accounting Policies.)

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2018 Form 10-K

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

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million, subject to adjustment at closing, such as for changes in working capital. The transaction is expected to close by the end of the first quarter of 2019 upon receipt of regulatory approval. The Company expects to recognize a gain on the sale of U.S. Water Services estimated at approximately $10 million after-tax.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 545 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provides integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency.

Corporate and Other is comprised of BNI Energy, our investment in Nobles 2, ALLETE Properties, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2018, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 11. Commitments, Guarantees and Contingencies.)

ALLETE Properties represents our legacy Florida real estate investment. Our strategy incorporates the possibility of a bulk sale of the entire ALLETE Properties portfolio. Proceeds from a bulk sale would be strategically deployed to support growth at our Regulated Operations and ALLETE Clean Energy. ALLETE Properties continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure. (See Note 8. Investments.)

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. Restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement and U.S. Water Services’ standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs, and deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amount presented in the Consolidated Statement of Cash Flows. During the first quarter of 2018, the Company updated the presentation of its Consolidated Statement of Cash Flows to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. (See Recently Adopted Pronouncements - Statement of Cash Flows: Restricted Cash.)

Cash, Cash Equivalents and Restricted Cash	December 31, 2018	December 31, 2017	December 31, 2016
Millions
Cash and Cash Equivalents	$69.1	$98.9	$27.5
Restricted Cash included in Prepayments and Other	1.3	2.6	2.2
Restricted Cash included in Other Non-Current Assets	8.6	8.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$79.0	$110.1	$38.3

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2018	2017	2016
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$66.0	$64.5	$68.2
Remeasurement of Deferred Income Taxes Resulting from the TCJA
Increase in Regulatory Assets	—	$80.9	—
Decrease in Investment in ATC	—	$(27.9)	—
Decrease in Deferred Income Taxes	—	$(353.6)	—
Increase in Regulatory Liabilities	—	$393.6	—
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(0.1)	$67.2	$(22.0)
Reclassification of Property, Plant and Equipment to Inventory (a)	$46.3	—	—
Capitalized Asset Retirement Costs	$14.2	$(15.6)	$3.7
Camp Ripley Solar Financing	—	—	$15.0
AFUDC–Equity	$1.2	$1.2	$2.1
ALLETE Common Stock Contributed to Pension Plans	—	$13.5	—
ALLETE Common Stock Received for Land Inventory	—	—	$8.0
Long-Term Finance Receivable for Land Inventory	—	—	$12.0

(a)
On February 28, 2018, Montana-Dakota Utilities exercised its option to purchase the Thunder Spirit II wind energy facility upon completion, resulting in a $46.3 million reclassification from Property, Plant and Equipment – Net to Inventories – Net for project costs incurred in the prior year. On the Consolidated Statement of Cash Flows, the sale of the wind energy facility in the fourth quarter of 2018 resulted in Operating Activities – Inventories increasing by $46.3 million in 2018 due to the project costs incurred in the prior year.

Accounts Receivable. Accounts receivable are reported on the Consolidated Balance Sheet net of an allowance for doubtful accounts. The allowance is based on our evaluation of the receivable portfolio under current conditions, overall portfolio quality, review of specific situations and such other factors that, in our judgment, deserve recognition in estimating losses.

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Accounts Receivable (Continued)

Accounts Receivable
As of December 31	2018	2017
Millions
Trade Accounts Receivable
Billed	$121.7	$112.6
Unbilled	24.4	24.6
Less: Allowance for Doubtful Accounts	1.7	2.1
Total Accounts Receivable	$144.4	$135.1

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to eight Large Power Customers. Receivables from these customers totaled $11.7 million as of December 31, 2018 ($13.8 million as of December 31, 2017). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. One of these customers accounted for 10 percent of consolidated operating revenue in 2018 (10 percent in 2017 and 8 percent in 2016).

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

Available-for-Sale Securities. Available-for-sale debt and equity securities are recorded at fair value. Unrealized gains and losses on available-for-sale debt securities are included in accumulated other comprehensive income (loss), net of tax. Unrealized gains and losses on available-for-sale equity securities are recognized in earnings. We use the specific identification method as the basis for determining the cost of securities sold. (See Note 8. Investments.)

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our U.S. Water Services and ALLETE Clean Energy segments, and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net
As of December 31	2018	2017
Millions
Fuel (a)	$26.0	$34.8
Materials and Supplies	44.2	46.5
Raw Materials	2.8	2.8
Work in Progress	6.1	4.2
Finished Goods	8.4	8.3
Reserve for Obsolescence	(0.8)	(0.7)
Total Inventories – Net	$86.7	$95.9

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

ALLETE, Inc. 2018 Form 10-K

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

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. In 2015, Minnesota Power retired Taconite Harbor Unit 3 and converted Laskin to operate on natural gas. Minnesota Power’s 2015 IRP contained steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. (See Note 4. Regulatory Matters.) The MPUC order for the 2015 IRP also directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor Unit 3, the ceasing of coal-fired operations at Taconite Harbor Units 1 and 2 or the conversion of Laskin to operate on natural gas. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

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

In 2018, 2017, and 2016, our qualitative assessments indicated that the cash flows were adequate to recover the carrying value of ALLETE Properties real estate assets. As a result, no impairment was recorded in 2018, 2017, or 2016.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Goodwill and Intangible Assets (Continued)

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

As of the date of our annual goodwill impairment testing in 2018, the U.S. Water Services reporting unit had positive equity and the Company elected to bypass the qualitative assessment of goodwill for impairment, proceeding directly to the two-step impairment test. In performing Step 1 of the impairment test, we compared the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the impairment test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.

U.S. Water Services. For Step 1 of the impairment test, we estimated the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes a growth rate on debt-free cash flows. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. Our annual impairment test in 2018 indicated that the estimated fair value of U.S. Water Services exceeded its carrying value, and therefore no impairment existed (none in 2017 or in 2016). The fair value of the reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 12.0 percent, cash flow forecasts through 2023, annual revenue growth rates ranging from 6.0 percent to 10.0 percent, and a terminal growth rate of 3.5 percent. Forecasted annual revenue growth assumes an increase in market share and growth in the industry. (See Subsequent Events.)

Intangible Assets. Intangible assets include customer relationships, patents, non-compete agreements, land easements, trademarks and trade names. Intangible assets with definite lives consist of customer relationships, which are amortized using an attrition model, and patents, non-compete agreements, land easements and certain trade names, which are amortized on a straight-line basis with estimated remaining useful lives ranging from approximately 4 years to approximately 19 years. We review definite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Indefinite‑lived intangible assets consist of trademarks and certain trade names, which are tested for impairment annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment is calculated as the excess of the asset’s carrying amount over its fair value. Fair value is generally determined using a discounted cash flow analysis. Our annual impairment test in 2018 indicated that the estimated fair value of trademarks and trade names exceeded the asset carrying values. As a result, no impairment existed in 2018 (none in 2017 or in 2016).

Other Non-Current Assets
As of December 31	2018	2017
Millions
Contract Assets (a)	$30.7	$31.6
Finance Receivable (b)	10.4	11.0
Other	62.2	65.1
Total Other Non-Current Assets	$103.3	$107.7

(a)
Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

(b)	Finance Receivable reflects the remaining balance due from the ALLETE Properties sale of its Ormond Crossings project and Lake Swamp wetland mitigation bank.

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities
As of December 31	2018	2017
Millions
Provision for Interim Rate Refund	$40.0	—
PSAs	12.6	$24.5
Contract Liabilities (a)	7.6	8.7
Provision for Tax Reform Refund	10.7	—
Contingent Consideration (b)	3.8	—
Other	53.8	50.0
Total Other Current Liabilities	$128.5	$83.2

(a)	Contract Liabilities include deposits received as a result of entering into contracts with our customers prior to completing our performance obligations.

(b)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 9. Fair Value.)

Other Non-Current Liabilities
As of December 31	2018	2017
Millions
Asset Retirement Obligation	$138.6	$122.7
PSAs	76.9	89.5
Contingent Consideration (a)	—	5.4
Other	47.1	49.5
Total Other Non-Current Liabilities	$262.6	$267.1

(a)	Contingent Consideration relates to the estimated fair value of the earnings-based payment resulting from the U.S. Water Services acquisition. (See Note 9. Fair Value.)

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

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Industrial includes sales recognized from contracts with customers in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 50 percent of total regulated utility kWh sales for the year ended December 31, 2018. Within industrial revenue, Minnesota Power has eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. These contracts automatically renew past the contract term unless a four-year advanced written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2022 through 2028. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $75 million in 2019, $55 million per annum in 2020 through 2022, $25 million in 2023, and $75 million in total thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

Other Power Suppliers includes the sale of energy under long-term PSAs with two customers as well as MISO market and liquidation sales. Expiration dates of these PSAs range from 2020 through 2028. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon delivery point defined in the contract (generally the MISO pricing node). Based on current contracts with two customers, we expect to recognize minimum revenue for fixed contract components of approximately $10 million in 2019. Other power supplier contracts that extend beyond 2020 contain variable pricing components that prevent us from estimating future minimum revenue, and therefore are not included.

Other Revenue includes all remaining individually immaterial revenue streams for Minnesota Power and SWL&P, and is comprised of steam sales to paper and pulp mills, wheeling revenue and other sources. Revenue for steam sales to customers is recognized at the time steam is delivered and simultaneously consumed. Revenue is recognized at the time each performance obligation is satisfied.

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

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

Non-utility

ALLETE Clean Energy

Long-term PSA revenue includes all sales recognized under long-term contracts for production, curtailment, capacity and associated renewable energy credits from ALLETE Clean Energy wind energy facilities. Expiration dates of these PSAs range from 2019 through 2032. Performance obligations for these contracts are satisfied at the time energy is delivered to an agreed upon point, or production is curtailed at the request of the customer, at specified prices. Revenue from the sale of renewable energy credits is recognized at the same time the related energy is delivered to the customer when sold to the same party.

Sale of Wind Energy Facility includes revenue recognized for the design, development, construction, and sale of a wind energy facility to a customer. Performance obligations for these types of agreements are satisfied at the time the completed project is transferred to the customer at the commercial operation date. Revenue from the sale of a wind energy facility is recognized at the time of asset transfer.

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

U.S. Water Services

Point-in-time revenue is recognized for purchases by customers for chemicals, consumable equipment (e.g., filters, pumps and valves) or related maintenance and repair services as the customer’s usage and needs change over time. These goods and services are purchased on an as-needed basis by customers and therefore revenue can be variable. Products are shipped to customers in accordance with the terms of each purchase order, and performance obligations are satisfied at the time of shipment of goods or when services are rendered to the customer.

Contract includes monthly revenue from contracts with customers to provide chemicals, consumable equipment and services to meet customer needs during the contract period. As agreed with the customer, a fixed amount is invoiced based on the goods and services to be provided under the contract. The duration of these contracts generally range in length from three months to five years and automatically renew. A 30-day notice is required to terminate such contracts without penalty. Performance obligations are satisfied during the period as goods and service are delivered in accordance with the terms of the contract.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Other primarily includes revenue from BNI Energy unrelated to coal, the sale of real estate from ALLETE Properties, and non‑rate base steam generation that is sold for use during production of paper and pulp. Performance obligations are satisfied when control transfers to the customer.

See Note 17. Business Segments for additional detail of disaggregated revenue by nature of revenue stream.

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

Assets Recognized From the Costs to Obtain a Contract with a Customer

We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of December 31, 2018, we have $30.7 million of assets recognized for costs incurred to obtain contracts with our customers ($31.6 million as of December 31, 2017). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. We recognized $2.6 million and $2.7 million of non-cash amortization for the year ended December 31, 2018 and 2017, respectively.

Operating Expenses – Other
Year Ended December 31	2018	2017	2016
Millions
Impairment of Goodwill (a)	—	—	$3.3
Change in Fair Value of Contingent Consideration (b)	$(2.0)	$(0.7)	(13.6)
Total Operating Expenses – Other	$(2.0)	$(0.7)	$(10.3)

(a)	See Goodwill and Intangible Assets.

(b)	See Note 9. Fair Value.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (Continued)

Tax Cuts and Jobs Act of 2017. On December 22, 2017, the TCJA was enacted. Under ASC 740, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. On December 22, 2017, the SEC staff issued guidance in Staff Accounting Bulletin 118 (SAB 118) which provided for up to a one-year period in which to complete the required analysis and accounting for the TCJA. The one-year period is now complete and the final impact was immaterial.

Excise Taxes. We collect excise taxes from our customers levied by government entities. These taxes are stated separately on the billing to the customer and recorded as a liability to be remitted to the government entity. We account for the collection and payment of these taxes on a net basis.

Purchase Accounting. In accordance with authoritative accounting guidance, the purchase price of an acquired business is generally allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition. Any unallocated purchase price amount is recognized as goodwill on the Consolidated Balance Sheet if it exceeds the estimated fair value and as a bargain purchase gain on the Consolidated Income Statement if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. (See Note 6. Acquisitions.)

New Accounting Pronouncements.

Recently Adopted Pronouncements

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued an update allowing for a one-time reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the enactment of the TCJA. With the enactment of the new federal tax rates in 2017, entities were required to adjust deferred income tax assets and liabilities to reflect the lower federal rate. The effect of this reduction impacted income from continuing operations in the period of enactment, even in instances where the related income tax effects of items were originally recognized in other comprehensive income. As such, companies were left with stranded tax effects in accumulated other comprehensive income that did not reflect the appropriate tax rate. This guidance is effective in the first quarter of 2019 with early adoption permitted. The Company elected to early adopt this guidance in the first quarter of 2018, which resulted in a reduction of $5.7 million to Accumulated Other Comprehensive Loss and a corresponding increase to Retained Earnings for the reclassification of the stranded income tax effects.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an accounting standard update to improve the presentation of net periodic pension and postretirement benefit costs. Under the guidance, an entity is required to present the service cost component of the net periodic benefit cost in the same income statement line as other employee compensation costs arising from services rendered during the period. The guidance also allows only the service cost component of the periodic cost to be eligible for capitalization on a prospective basis. The other components of net periodic expense must be presented separately from the line item that includes the service cost and must be excluded from the operating income subtotal. The Company adopted the guidance in the first quarter of 2018 and retrospectively adjusted the presentation of the service cost component and the other components of net periodic costs in the Consolidated Statement of Income. The retrospective adjustments for the years ended December 31, 2017, and 2016, were as follows: Operating and Maintenance increased $4.2 million and $6.8 million, respectively, and Cost of Sales – Non-utility decreased $0.3 million in each year, resulting in an increase of $3.9 million and $6.5 million, respectively, to Other Income (Expense) – Other. There was no impact to net income as a result of adoption.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
New Accounting Pronouncements (Continued)

Classification of Certain Cash Receipts and Cash Payments. In 2016, the FASB issued an accounting standard update which addresses the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero‑coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments of this update were adopted by the Company in the first quarter of 2018. The adoption of this standard update resulted in an increase to Cash from Operating Activities of $2.9 million and a decrease to Cash for Financing Activities of a corresponding amount for the year ending December 31, 2016, due to the reclassification of debt extinguishment costs incurred by ALLETE Clean Energy in 2016.

Statement of Cash Flows: Restricted Cash. In 2016, the FASB issued an accounting standard update related to the presentation of restricted cash in the Company’s Consolidated Statement of Cash Flows. The update requires that the Consolidated Statement of Cash Flows explain the change during the period in cash, cash equivalents and restricted cash. Restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statement of Cash Flows. This standard update was adopted by the Company in the first quarter of 2018 and was applied retrospectively to the periods presented in the Consolidated Statement of Cash Flows, which resulted in a net decrease for Cash for Financing Activities of $0.4 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively, and a decrease in Cash for Investing Activities of $4.1 million for the year ended December 31, 2016. A reconciliation of Cash and Cash Equivalents presented on the Consolidated Balance Sheet to Cash, Cash Equivalents and Restricted Cash presented on the Consolidated Statement of Cash Flows can be found above under Cash, Cash Equivalents and Restricted Cash.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Leases. In 2016, the FASB issued an accounting standard update which revises the existing guidance for leases. Under the revised guidance, lessees will be required to recognize a “right-of-use” asset and a lease liability for all leases with a term greater than 12 months. The new standard also requires additional quantitative and qualitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement, and presentation of expenses and cash flows from leases are not expected to significantly change as a result of the new guidance. As of December 31, 2018, the Company has reviewed all of its leases, completing our evaluation of the impact of this guidance. At adoption, we expect to recognize right-of-use assets and lease liabilities of approximately $36 million, which represents the discounted future minimum operating lease payments. The Company will adopt and implement the new guidance utilizing the additional optional transition method and package of practical expedients in the period of adoption without retrospective adjustment. Management continues to finalize additional qualitative and quantitative disclosures to meet the requirements of the new standard following adoption. The revised guidance is effective for the Company beginning in the first quarter of 2019.

Reclassification of Prior Income Statement. Beginning with the first quarter of 2018, the Company enhanced its presentation of Operating Revenue on the Consolidated Statement of Income by presenting the caption Operating Revenue separately as Contracts with Customers – Utility, Contracts with Customers – Non-utility, and Other – Non-utility. In conformity with the current presentation, we now present $1,063.8 million and $1,000.7 million of Operating Revenue as Contracts with Customers – Utility for the years ended December 31, 2017, and 2016, respectively, as it is generated from our regulated utility operations. Non-utility revenue of $331.9 million and $316.7 million as well as $23.6 million and $22.3 million for the years ended December 31, 2017, and 2016 respectively, is now presented as Contracts with Customers – Non-utility and Other – Non-utility, respectively.

Consolidated Statement of Income. In 2018, we recognized a $4.4 million reduction in revenue for MISO rates that were billed in 2017 and are expected to be credited to customers in 2019. We have evaluated the effect of this out-of-period adjustment on the years ended December 31, 2018, and 2017, and concluded that this adjustment is not material to any of the periods affected.

ALLETE, Inc. 2018 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2018	2017
Millions
Regulated Operations
Property, Plant and Equipment in Service	$4,490.6	$4,523.7
Construction Work in Progress	251.1	121.6
Accumulated Depreciation	(1,549.6)	(1,520.5)
Regulated Operations – Net	3,192.1	3,124.8
ALLETE Clean Energy
Property, Plant and Equipment in Service	488.4	482.5
Construction Work in Progress	164.5	144.9
Accumulated Depreciation	(73.0)	(60.8)
ALLETE Clean Energy – Net	579.9	566.6
U.S. Water Services
Property, Plant and Equipment in Service	30.1	24.8
Accumulated Depreciation	(14.0)	(10.4)
U.S. Water Services – Net	16.1	14.4
Corporate and Other (a)
Property, Plant and Equipment in Service	214.3	204.7
Construction Work in Progress	6.6	5.0
Accumulated Depreciation	(104.6)	(93.1)
Corporate and Other – Net	116.3	116.6
Property, Plant and Equipment – Net	$3,904.4	$3,822.4

(a)	Primarily includes BNI Energy and a small amount of non-rate base generation.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment (Years)
Regulated Operations		ALLETE Clean Energy	5 to 35
Generation	5 to 50	U.S. Water Services	5 to 39
Transmission	52 to 71	Corporate and Other	3 to 50
Distribution	19 to 68

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

Conditional asset retirement obligations have been identified for treated wood poles and remaining polychlorinated biphenyl and asbestos-containing assets; however, the period of remediation is indeterminable and removal liabilities have not been recognized.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Asset Retirement Obligations
Millions
Obligation as of December 31, 2016	$136.6
Accretion	7.6
Liabilities Settled	(5.9)
Revisions in Estimated Cash Flows	(15.6)
Obligation as of December 31, 2017	122.7
Accretion	7.0
Liabilities Settled	(5.3)
Revisions in Estimated Cash Flows	14.2
Obligation as of December 31, 2018	$138.6

NOTE 3. JOINTLY-OWNED FACILITIES AND ASSETS

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

CapX2020. Minnesota Power was a participant in the CapX2020 initiative which represented an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region for the future. CapX2020, which consisted of electric cooperatives and municipal and investor-owned utilities, including Minnesota’s largest transmission owners, assessed the transmission system and projected growth in customer demand for electricity through 2020. Minnesota Power participated in certain CapX2020 projects which were completed and placed in service by 2015.

Minnesota Power’s investments in jointly-owned facilities and projects and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2018
Boswell Unit 4	$650.1	$229.9	$6.4	80
CapX2020	101.0	11.0	—	9.3 - 14.7
Total	$751.1	$240.9	$6.4
As of December 31, 2017
Boswell Unit 4	$668.2	$222.8	$8.2	80
CapX2020	101.0	8.4	—	9.3 - 14.7
Total	$769.2	$231.2	$8.2

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $103.8 million in 2018 ($96.9 million in 2017; $97.1 million in 2016). With the implementation of final rates in Minnesota Power’s general rate case, certain revenue previously recognized under cost recovery riders was incorporated into base rates. (See 2016 Minnesota General Rate Case.)

ALLETE, Inc. 2018 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2016 Minnesota General Rate Case. In November 2016, Minnesota Power filed a retail rate increase request with the MPUC which sought an average increase of approximately 9 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018 ($23.7 million as of December 31, 2017) which is expected to be refunded in 2019. The MPUC also disallowed Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of a forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. As part of its decision in Minnesota Power’s 2016 general rate case, the MPUC also extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050 primarily to mitigate rate increases for our customers, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense of approximately $25 million in the fourth quarter of 2017.

On April 2, 2018, Minnesota Power filed a petition with the MPUC requesting reconsideration of certain decisions in the MPUC’s order dated March 12, 2018. In an order dated May 29, 2018, the MPUC denied Minnesota Power’s petition for reconsideration and accepted a Minnesota Department of Commerce request for reconsideration reducing the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035 while utilizing the benefits of the lower federal income tax rate enacted as part of the TCJA to mitigate the impact on customer rates.

Energy-Intensive Trade-Exposed Customer Rates. An EITE customer ratemaking law was enacted in 2015 establishing a Minnesota energy policy to have competitive rates for certain industries such as mining and forest products. The MPUC approved a reduction in rates for EITE customers in a December 2016 order and subsequently approved cost recovery in an April 2017 order. Minnesota Power expects the discount to EITE customers to be approximately $16 million annually based on EITE customer current operating levels. While interim rates were in effect for Minnesota Power’s 2016 general rate case, discounts provided to EITE customers offset interim rate refund reserves for non-EITE customers. Minnesota Power provided $16.7 million of discounts to EITE customers during the year ended December 31, 2018 ($8.6 million and none for the years ended December 31, 2017, and 2016, respectively).

FERC-Approved Wholesale Rates. Minnesota Power has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. No termination notice may be given for this contract prior to July 1, 2029. The wholesale electric service contracts with SWL&P and another municipal customer are effective through at least February 28, 2022, and through June 30, 2019, respectively. Under the agreement with SWL&P, no termination notice has been given. The other municipal customer provided termination notice for its contract in 2016. Minnesota Power currently provides approximately 29 MW of average monthly demand to this customer. The rates included in these three contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated November 19, 2018.

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

In a December 2017 order, the MPUC modified its November 2016 order to allow Minnesota Power to account for North Dakota investment tax credits based on the long-standing regulatory precedents of stand-alone allocation methodology of accounting for income taxes. As a result of the favorable regulatory outcome, Minnesota Power recorded a reduction in its regulatory liability and an increase in Operating Revenue of $14.0 million in 2017. The North Dakota investment tax credits previously recorded were reestablished as income tax credits in Corporate and Other, resulting in a $7.9 million increase to net income in 2017.

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

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were approved by the MPUC in an order dated November 19, 2018.

Fuel Adjustment Clause Reform. In a December 2017 order, the MPUC adopted a program to implement certain procedural reforms to the Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. The order will change the method of accounting for all Minnesota electric utilities to a monthly budgeted, forwarded-looking FAC with an annual prudence review and true-up to actual allowed costs. The MPUC is seeking input from Minnesota electric utilities and other stakeholders on the implementation and transition accounting needed to adopt the change. At a hearing on January 18, 2018, the MPUC disallowed recovery of Minnesota Power’s regulatory asset for deferred fuel adjustment clause costs due to the anticipated adoption of the forward-looking fuel adjustment clause methodology resulting in a $19.5 million pre-tax charge to Fuel, Purchased Power and Gas – Utility in 2017. In an order dated December 12, 2018, the MPUC deferred the implementation date to January 1, 2020.

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

In an order dated December 5, 2018, the MPUC determined the regulatory treatment for the impact of the TCJA on Minnesota Power’s deferred income tax assets and liabilities. The MPUC authorized Minnesota Power to amortize the income tax benefits from the remeasurement of deferred income tax assets and liabilities resulting from the TCJA primarily over the life of the related property, plant and equipment with the remainder amortized over a 10-year period. The MPUC directed Minnesota Power to return these excess deferred income tax benefits as a monthly bill credit beginning with the implementation of final rates on December 1, 2018. Additionally, Minnesota Power customers will receive a one-time bill credit in 2019 for the benefit of the excess deferred income taxes from January 1, 2018, through November 30, 2018.

ALLETE, Inc. 2018 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

On January 10, 2018, the PSCW opened a docket to review the effects of the TCJA and directed Wisconsin utilities to defer its impacts until further direction was provided by the PSCW. In an order dated May 24, 2018, the PSCW directed SWL&P to refund the benefits of the lower federal income tax rates enacted as part of the TCJA on customer bills beginning in July 2018. In an order dated December 20, 2018, the PSCW directed SWL&P to return the excess deferred income tax benefits for 2018 in 2019 and 2020, and include the return of excess deferred income tax benefits going forward in final rates effective January 1, 2019, with a true-up in its next rate case. (See 2018 Wisconsin General Rate Case.) These excess deferred income tax benefits for SWL&P will be returned primarily over the life of the related property, plant and equipment with the remainder amortized over a 4-year period.

2016 Wisconsin General Rate Case. SWL&P’s retail rates in 2018 were based on a 2017 PSCW retail rate order effective August 2017 that allowed for a 10.5 percent return on common equity and a 55 percent equity ratio. SWL&P’s retail rates prior to August 2017, were based on a 2012 PSCW retail rate order that provided for a 10.9 percent return on equity.

2018 Wisconsin General Rate Case. On May 25, 2018, SWL&P filed a rate increase request with the PSCW requesting an average increase of 2.7 percent for retail customers (2.0 percent increase in electric rates; 2.3 percent increase in natural gas rates; and 8.3 percent increase in water rates). The filing sought an overall return on equity of 10.5 percent and a 55.41 percent equity ratio. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

Integrated Resource Plan. In 2015, Minnesota Power filed its 2015 IRP with the MPUC which included an analysis of a variety of existing and future energy resource alternatives and a projection of customer cost impact by class. The 2015 IRP also contained steps in Minnesota Power’s EnergyForward strategic plan including the economic idling of Taconite Harbor Units 1 and 2 which occurred in 2016, the ceasing of coal-fired operations at Taconite Harbor in 2020, and the addition of between 200 MW and 300 MW of natural gas-fired generation. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for Taconite Harbor, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018.

In July 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas capacity dedication agreement. These agreements were subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, including a securitization plan. The MPUC also approved Minnesota Power’s request to extend the next IRP filing deadline until October 1, 2020. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW. A decision on the application is expected in 2020.

On June 18, 2018, Minnesota Power filed a separate petition for approval of the PPA for the output of the 10 MW solar energy facility to be located in central Minnesota, which was approved by the MPUC in an order dated October 2, 2018. On August 22, 2018, Minnesota Power filed a separate petition for approval of an amended PPA for the output of the 250 MW wind energy facility to be located in southwestern Minnesota which was approved in an order dated January 23, 2019. (See Note 5. Equity Investments.)

Great Northern Transmission Line. Minnesota Power is constructing the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro. In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre-construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $380.8 million have been incurred through December 31, 2018, of which $203.7 million has been recovered from a subsidiary of Manitoba Hydro.

ALLETE, Inc. 2018 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Great Northern Transmission Line (Continued)

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. (See Note 11. Commitments, Guarantees and Contingencies.)

Minnesota Power’s portion of the investments and expenditures for the project are eligible for cost recovery under its existing transmission cost recovery rider and are anticipated to be included in future transmission cost recovery filings. (See Transmission Cost Recovery Rider.) Minnesota Power also has FERC approval to recover on construction work in progress related to the GNTL from Minnesota Power’s wholesale customers.

Conservation Improvement Program. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on energy CIPs each year. In November 2017, the Minnesota Department of Commerce approved Minnesota Power’s modified CIP triennial filing for 2017 through 2019, which outlined Minnesota Power’s CIP spending and energy-saving goals for those years. Minnesota Power’s CIP investment goal was $10.3 million for 2018 ($10.3 million for 2017; $7.3 million for 2016), with actual spending of $9.0 million in 2018 ($8.1 million in 2017; $7.4 million in 2016). The investment goal for 2019 is $10.5 million.

On April 2, 2018, Minnesota Power submitted its 2017 CIP consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $3.0 million based on MPUC procedures. In an order dated September 4, 2018, the MPUC approved Minnesota Power’s CIP consolidated filing, including the requested CIP financial incentive which was recorded as revenue and as a regulatory asset in 2018. The approved financial incentive will be recovered in customer billing rates in 2018 and 2019. In 2017 and 2016, the CIP financial incentives recognize were $5.5 million and $7.5 million, respectively. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

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

Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In an order dated October 2, 2018, the MPUC approved a PPA for the output of the 10 MW Blanchard solar energy facility to be located in central Minnesota. Minnesota Power expects that Camp Ripley, the community solar garden arrays, the PPA for the output of the 10 MW Blanchard solar energy facility, and an increase in solar rebates will allow Minnesota Power to meet both parts of the solar mandate.

Regulatory Assets and Liabilities. Our regulated utility operations are subject to accounting guidance for the effect of certain types of regulation. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. With the exception of the regulatory asset for Boswell Units 1 and 2, no other regulatory assets are currently earning a return. The recovery, refund or credit to rates for these regulatory assets and liabilities will occur over the periods either specified by the applicable regulatory authority or over the corresponding period related to the asset or liability.

ALLETE, Inc. 2018 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2018	2017
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (b)	$218.5	$220.3
Income Taxes (c)	105.5	112.8
Asset Retirement Obligations (d)	32.6	29.6
Boswell 1 & 2 (l)	16.3	—
Manufactured Gas Plant (e)	8.0	8.1
PPACA Income Tax Deferral	5.0	5.0
Conservation Improvement Program (f)	—	3.3
Other	3.6	5.6
Total Non-Current Regulatory Assets	$389.5	$384.7
Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (i)	$40.0	—
Provision for Tax Reform Refund (j)	10.7	—
Transmission Formula Rates	4.4	—
Total Current Regulatory Liabilities	55.1	—
Non-Current Regulatory Liabilities
Income Taxes (c)	396.4	$411.2
Wholesale and Retail Contra AFUDC (h)	64.4	57.9
Provision for Interim Rate Refund (i)	—	23.7
Plant Removal Obligations	25.1	20.3
North Dakota Investment Tax Credits (k)	14.7	14.1
Cost Recovery Riders (g)	6.9	2.2
Transmission Formula Rates	1.6	—
Other	3.0	2.6
Total Non-Current Regulatory Liabilities	512.1	532.0
Total Regulatory Liabilities	$567.2	$532.0

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

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

(c)
These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously billed to our customers. The balances will primarily decrease over the remaining life of the related temporary differences and flow through current income taxes.

(d)	Asset retirement obligations will accrete and be amortized over the lives of the related property with asset retirement obligations.

(e)
The manufactured gas plant regulatory asset represents costs of remediation for a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We expect recovery of these remediation costs to be allowed by the PSCW in rates over time.

(f)
The conservation improvement program regulatory asset represents CIP expenditures, any financial incentive earned for cost-effective program achievements and a carrying charge deferred for future cost recovery over the next year following MPUC approval.

(g)
The cost recovery rider regulatory liabilities are cash collections from our customers in excess of revenue recognized, primarily due to capital expenditures related to Bison, investment in CapX2020 projects, the Boswell Unit 4 environmental upgrade and the GNTL. The cost recovery rider regulatory liabilities as of December 31, 2018, will be returned within the next two years.

(h)
Wholesale and retail contra AFUDC represents amortization to offset AFUDC Equity and Debt recorded during the construction period of our cost recovery rider projects prior to placing the projects in service. The regulatory liability will decrease over the remaining depreciable life of the related asset.

(i)
This amount is expected to be refunded to Minnesota Power’s regulated retail customers in 2019 and includes $23.8 million of discounts provided to EITE customers as of December 31, 2018, that will be offset against interim rate refunds ($8.6 million as of December 31, 2017). (See 2016 Minnesota General Rate Case and Energy-Intensive Trade‑Exposed Customer Rates.)

(j)	Provision for tax reform refund is expected to be refunded to Minnesota Power customers in the first quarter of 2019 and SWL&P customers in 2019 and 2020. (See Tax Cuts and Jobs Act of 2017.)

(k)
North Dakota investment tax credits expected to be realized from Bison that will be credited to Minnesota Power’s regulated retail customers through future renewable cost recovery rider filings as the tax credits are utilized.

(l)
In December 2018, Minnesota Power retired Boswell Units 1 and 2 and reclassified the remaining net book value from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet. The remaining net book value is currently included in Minnesota Power’s rate base and Minnesota Power is earning a return on the outstanding balance.

ALLETE, Inc. 2018 Form 10-K

NOTE 5. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2018, our equity investment in ATC was $128.1 million ($118.7 million as of December 31, 2017). On January 31, 2019, we invested an additional $0.4 million in ATC. In total, we expect to invest approximately $8.5 million in 2019.

ALLETE’s Investment in ATC
Year Ended December 31	2018	2017
Millions
Equity Investment Beginning Balance	$118.7	$135.6
Cash Investments	6.2	7.8
Equity in ATC Earnings	17.5	22.5
Distributed ATC Earnings	(15.2)	(19.3)
Remeasurement of Deferred Income Taxes (a)	—	(27.9)
Amortization of the Remeasurement of Deferred Income Taxes	0.9	—
Equity Investment Ending Balance	$128.1	$118.7

(a)	Impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2018	2017
Millions
Current Assets	$87.2	$87.7
Non-Current Assets	4,928.8	4,598.9
Total Assets	$5,016.0	$4,686.6
Current Liabilities	$640.0	$767.2
Long-Term Debt	2,014.0	1,790.6
Other Non-Current Liabilities	295.3	240.3
Members’ Equity	2,066.7	1,888.5
Total Liabilities and Members’ Equity	$5,016.0	$4,686.6

Income Statement Data
Year Ended December 31	2018	2017	2016
Millions
Revenue	$690.5	$721.6	$650.8
Operating Expense	358.7	344.9	322.5
Other Expense	108.3	104.1	95.5
Net Income	$223.5	$272.6	$232.8
ALLETE’s Equity in Net Income	$17.5	$22.5	$18.5

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

ALLETE, Inc. 2018 Form 10-K

NOTE 5. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. On December 27, 2018, our wholly-owned subsidiary, ALLETE South Wind, entered into a partnership agreement with Tenaska to purchase a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million of which our portion is expected to be approximately $170 million to $200 million. We expect to utilize tax equity to finance a portion of our project costs, with an ALLETE expected equity investment of approximately $60 million to $70 million. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2018, our equity investment in Nobles 2 was $33.0 million.

NOTE 6. ACQUISITIONS

The following acquisitions are consistent with ALLETE’s stated strategy of investing in energy infrastructure and related services businesses to complement its regulated businesses, balance exposure to business cycles and changing demand, and provide potential long-term earnings growth. The pro forma impact of the following acquisitions was not significant, either individually or in the aggregate, to the results of the Company for the years ended December 31, 2018, 2017 and 2016.

2017 Activity.

Tonka Water. In September 2017, U.S. Water Services acquired 100 percent of Tonka Water. Total consideration for the transaction was $19.2 million, including a working capital adjustment. Consideration of $19.0 million was paid in cash on the acquisition date and a working capital adjustment of $0.2 million was paid in the fourth quarter of 2017. Tonka Water is a supplier of municipal and industrial water treatment systems that expanded U.S. Water Services’ geographic and customer markets.

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

2016 Activity.

Acquisition of Non-Controlling Interest. In 2016, ALLETE Clean Energy acquired the non-controlling interest in the limited liability company that owns its Condon wind energy facility for $8.0 million. This transaction was accounted for as an equity transaction, and no gain or loss was recognized in net income or other comprehensive income. As a result of the acquisition, the Condon wind energy facility is now a wholly-owned subsidiary of ALLETE Clean Energy.

ALLETE, Inc. 2018 Form 10-K

NOTE 6. ACQUISITIONS (Continued)
2016 Activity (Continued)

WEST. In 2016, U.S. Water Services acquired 100 percent of Water & Energy Systems Technology of Nevada, Inc. (WEST). Total consideration for the transaction was $6.7 million. Consideration of $5.9 million was paid in cash on the acquisition date, working capital adjustments of $0.2 million were paid in 2017 and a $0.6 million payment was made in April 2018. WEST is an integrated water management company and was acquired to expand U.S. Water Services’ regional footprint in the Southwestern United States.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The purchase price accounting, which was finalized in 2017, is shown in the following table. Fair value measurements were valued primarily using the discounted cash flow method and replacement cost basis.

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

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

The following table summarizes changes to goodwill by reportable segment:

U.S. Water Services
Millions
Balance as of December 31, 2016	$131.2
Acquired Goodwill (a)	16.9
Other Adjustments (b)	0.2
Balance as of December 31, 2017	148.3
Other Adjustments (b)	0.2
Balance as of December 31, 2018	$148.5

(a)	See Note 6. Acquisitions.

(b)
Finalization of purchase price accounting for U.S. Water Services’ acquisition of WEST was completed in 2017 and acquisition of Tonka Water was completed in 2018 resulting in adjustments in those periods to the goodwill recorded at the time of acquisition.

ALLETE, Inc. 2018 Form 10-K

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS (Continued)

The following table summarizes changes to intangible assets, net, for the year ended December 31, 2018:

	December 31, 2017	Additions	Amortization	December 31, 2018
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$54.7	$0.2	$(4.2)	$50.7
Developed Technology and Other (a)	6.3	2.6	(1.4)	7.5
Total Definite-Lived Intangible Assets	61.0	2.8	(5.6)	58.2
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	—	n/a	16.6
Total Intangible Assets	$77.6	$2.8	$(5.6)	$74.8

(a)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

Customer relationships have a remaining useful life of approximately 19 years, and developed technology and other have remaining useful lives ranging from approximately 4 years to approximately 10 years (weighted average of approximately 6 years). The weighted average remaining useful life of all definite-lived intangible assets as of December 31, 2018, is approximately 17 years.

Amortization expense of intangible assets for the year ended December 31, 2018, was $5.6 million ($5.5 million in 2017; $5.2 million in 2016). Accumulated amortization was $20.4 million and $14.8 million as of December 31, 2018, and December 31, 2017, respectively. Estimated amortization expense for definite-lived intangible assets is $5.3 million in 2019, $4.9 million in 2020, $4.9 million in 2021, $4.6 million in 2022, $4.3 million in 2023 and $34.2 million thereafter.

NOTE 8. INVESTMENTS

Investments. As of December 31, 2018, the investment portfolio included the legacy real estate assets of ALLETE Properties, debt and equity securities consisting primarily of securities held in other postretirement plans to fund employee benefits, the cash equivalents within these plans and other assets consisting primarily of land in Minnesota.

Other Investments
As of December 31	2018	2017
Millions
ALLETE Properties	$24.4	$26.4
Available-for-sale Securities (a)	20.2	19.1
Cash Equivalents	1.0	3.8
Other	3.5	3.8
Total Other Investments	$49.1	$53.1

(a)
As of December 31, 2018, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.0 million, in one year to less than three years was $2.9 million, in three years to less than five years was $2.6 million, and in five or more years was $0.5 million.

Available-for-Sale Securities. We account for our available-for-sale securities portfolio in accordance with the guidance for certain investments in debt and equity securities. Our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits. Gross realized and unrealized gains and losses on our available-for-sale securities were immaterial in 2018, 2017 and 2016.

ALLETE, Inc. 2018 Form 10-K

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

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018, and December 31, 2017. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$12.2	—	—	$12.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.0	—	8.0
Cash Equivalents	1.0	—	—	1.0
Total Fair Value of Assets	$13.2	$8.0	—	$21.2

Liabilities:
Deferred Compensation (b)	—	$19.8	—	$19.8
U.S. Water Services Contingent Consideration (c)	—	—	$3.8	3.8
Total Fair Value of Liabilities	—	$19.8	$3.8	$23.6
Total Net Fair Value of Assets (Liabilities)	$13.2	$(11.8)	$(3.8)	$(2.4)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(c)	Included in Other Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. 2018 Form 10-K

NOTE 9. FAIR VALUE (Continued)

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$10.2	—	—	$10.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.9	—	8.9
Cash Equivalents	3.8	—	—	3.8
Total Fair Value of Assets	$14.0	$8.9	—	$22.9

Liabilities: (b)
Deferred Compensation	—	$18.2	—	$18.2
U.S. Water Services Contingent Consideration	—	—	$5.4	5.4
Total Fair Value of Liabilities	—	$18.2	$5.4	$23.6
Total Net Fair Value of Assets (Liabilities)	$14.0	$(9.3)	$(5.4)	$(0.7)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The following table provides a reconciliation of the beginning and ending balances of the U.S. Water Services Contingent Consideration measured at fair value using Level 3 measurements as of December 31, 2018, and December 31, 2017. The acquisition contingent consideration was recorded at the acquisition date at its estimated fair value. The acquisition date fair value was measured based on the consideration expected to be transferred, discounted to present value. The discount rate was determined at the time of measurement in accordance with generally accepted valuation methods. The fair value of the acquisition contingent consideration is remeasured to arrive at estimated fair value each reporting period with the change in fair value recognized as income or expense in the Consolidated Statement of Income. Changes to the fair value of the acquisition contingent consideration can result from changes in discount rates, timing of milestones that trigger payments, and the timing and amount of earnings estimates. Using different valuation assumptions, including earnings projections or discount rates, may result in different fair value measurements and expense (or income) in future periods. Management analyzes the fair value of the contingent liability on a quarterly basis and makes adjustments as appropriate. The acquisition contingent consideration was measured at $3.8 million as of December 31, 2018.

Recurring Fair Value Measures
Activity in Level 3
Millions
Balance as of December 31, 2016	$25.0
Accretion (a)	0.8
Payments (b)	(19.7)
Changes in Cash Flow Projections	(0.7)
Balance as of December 31, 2017	$5.4
Accretion (a)	0.4
Changes in Cash Flow Projections	(2.0)
Balance as of December 31, 2018	$3.8

(a)	Included in Interest Expense on the Consolidated Statement of Income.

(b)
Payments reflect the impact of a modification to the shareholder agreement in the first quarter of 2017 which provided participants a one-time election to sell shares at a determined price. Participants representing approximately half of the outstanding contingent consideration shares made the election, and were paid in 2017.

The Company’s policy is to recognize transfers in and transfers out of Levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2018 and 2017, there were no transfers in or out of Levels 1, 2 or 3.

ALLETE, Inc. 2018 Form 10-K

NOTE 9. FAIR VALUE (Continued)

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
December 31, 2018	$1,495.2	$1,534.6
December 31, 2017	$1,513.3	$1,627.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investments. The aggregate carrying amount of our equity investments was $161.1 million as of December 31, 2018 ($118.7 million as of December 31, 2017). The Company assesses our equity investments in ATC and Nobles 2 for impairment whenever events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. For the years ended December 31, 2018 and 2017, there were no indicators of impairment. (See Note 5. Equity Investments.)

Goodwill. The Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company’s goodwill is a result of the U.S. Water Services acquisition in 2015 as well as U.S. Water Services’ subsequent acquisitions. (See Note 6. Acquisitions.) The aggregate carrying amount of goodwill was $148.5 million as of December 31, 2018, and $148.3 million as of December 31, 2017.

Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. The Company calculates the excess of the reporting unit's fair value over its carrying amount, including goodwill, utilizing a discounted cash flow analysis. Our annual impairment test for U.S. Water Services indicated that the estimated fair value of U.S. Water Services exceeded its carrying value, and no impairment existed for the year ended December 31, 2018 (none in 2017 and none in 2016). As part of the 2016 annual impairment analysis, the Company recognized a non-cash impairment charge of $3.3 million for ALLETE Clean Energy’s goodwill primarily related to the acquisition of Storm Lake II in 2014. The charge, which is presented within Operating Expenses – Other in the Consolidated Statement of Income, eliminated all goodwill for the ALLETE Clean Energy reporting unit. (See Note 1. Operations and Significant Accounting Policies.)

Intangible Assets. The Company assesses indefinite-lived intangible assets for impairment annually in the fourth quarter. The Company also assesses indefinite-lived and definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable. Substantially all of the Company’s intangible assets are a result of the U.S. Water Services acquisition in 2015 as well as U.S. Water Services’ subsequent acquisitions. The aggregate carrying amount of intangible assets was $74.8 million as of December 31, 2018 ($77.6 million as of December 31, 2017). When events or changes in circumstances indicate that the carrying amount of an intangible asset may not be recoverable, the Company calculates the excess of an intangible asset's carrying amount over its undiscounted future cash flows. If the carrying amount is not recoverable, an impairment loss is recorded based on the amount by which the carrying amount exceeds the fair value. The inputs used in the fair value analysis fall within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs to determine fair value. As of December 31, 2018, there have been no events or changes in circumstance which would indicate impairment of our intangible assets.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. The impairment of ALLETE Clean Energy’s goodwill in 2016, primarily due to lower estimated energy prices in periods not under PSAs, caused management to review ALLETE Clean Energy’s WTGs for impairment. Based on the results of the undiscounted cash flow analysis, the undiscounted future cash flows were adequate to recover the carrying value of the WTGs. (See Note 1. Operations and Significant Accounting Policies.) For the years ended December 31, 2018, and 2017, there was no impairment of property, plant, and equipment.

ALLETE, Inc. 2018 Form 10-K

NOTE 9. FAIR VALUE (Continued)

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. In a 2016 order, the MPUC accepted Minnesota Power’s plans for Taconite Harbor, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. We do not expect to record any impairment charge as a result of the retirement of Taconite Harbor Unit 3, ceasing of coal-fired operations at Taconite Harbor Units 1 and 2 or the conversion of Laskin to operate on natural gas. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives. (See Note 4. Regulatory Matters.)

NOTE 10. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2018, total short-term debt outstanding was $57.5 million ($64.1 million as of December 31, 2017), consisted of long-term debt due within one year and included $0.4 million of unamortized debt issuance costs.

As of December 31, 2018, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2017), most of which expire in January 2024. We had $18.4 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2018 ($11.9 million in standby letters of credit and no outstanding draws as of December 31, 2017).

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement (Credit Agreement). The Credit Agreement amended and restated ALLETE’s $400 million credit facility, which was scheduled to expire in October 2020. The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to$150 million and ALLETE may make two requests to extend the maturity date, each for a one‑year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE's commercial paper program and to issue up to $60 million in letters of credit.

Long-Term Debt. As of December 31, 2018, total long-term debt outstanding was $1,428.5 million ($1,439.2 million as of December 31, 2017) and included $8.8 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2019 is $57.9 million; $113.7 million in 2020; $98.5 million in 2021; $89.3 million in 2022; $88.5 million in 2023; and $1,047.3 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

On October 3, 2018, and October 17, 2018, ALLETE repaid $20.0 million and $10.0 million, respectively, under an unsecured term loan due in 2020.

Long-Term Debt
As of December 31	2018	2017
Millions
First Mortgage Bonds
1.83% Series Due 2018	—	$50.0
8.17% Series Due 2019	$42.0	42.0
5.28% Series Due 2020	35.0	35.0
2.80% Series Due 2020	40.0	40.0
4.85% Series Due 2021	15.0	15.0
3.02% Series Due 2021	60.0	60.0
3.40% Series Due 2022	75.0	75.0
6.02% Series Due 2023	75.0	75.0
3.69% Series Due 2024	60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
3.74% Series Due 2029	50.0	50.0
3.86% Series Due 2030	60.0	60.0
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
4.07% Series Due 2048	60.0	—
Variable Demand Revenue Refunding Bonds Series 1997 A Due 2020	13.5	13.5
Unsecured Term Loan Variable Rate Due 2020	10.0	40.0
Armenia Mountain Senior Secured Notes 3.26% Due 2024	57.2	65.9
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Senior Unsecured Notes 3.11% Due 2027	80.0	80.0
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
SWL&P First Mortgage Bonds 4.14% Series Due 2048	12.0	—
Other Long-Term Debt, 3.11% – 5.75% Due 2019 – 2037	67.7	69.1
Unamortized Debt Issuance Costs	(9.2)	(10.0)
Total Long-Term Debt	1,486.0	1,503.3
Less: Due Within One Year	57.5	64.1
Net Long-Term Debt	$1,428.5	$1,439.2

ALLETE, Inc. 2018 Form 10-K

NOTE 10. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2018, our ratio was approximately 0.41 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of December 31, 2018, ALLETE was in compliance with its financial covenants.

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The following table details the estimated minimum payments for certain long-term commitments:

As of December 31, 2018
Millions	2019	2020	2021	2022	2023	Thereafter
Coal, Rail and Shipping Contracts	$20.8	$9.0	$7.5	—	—	—
Operating Leases	$9.9	$7.9	$6.1	$4.9	$3.1	$9.4
Easements	$4.8	$4.9	$4.9	$5.0	$5.1	$136.3
Other (a)	$31.6	$0.3	$0.3	—	—	$0.1
PPAs (b)	$107.3	$115.3	$145.4	$145.7	$145.8	$1,550.7

(a)	Consists of long-term service agreements for wind energy facilities.

(b)
Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered; and the agreement with Nobles 2 commencing in 2020 as it is subject to construction of a wind energy facility. (See Power Purchase Agreements.)

Power Purchase and Sales Agreements. Our long-term PPAs have been evaluated under the accounting guidance for variable interest entities. We have determined that either we have no variable interest in the PPAs, or where we do have variable interests, we are not the primary beneficiary; therefore, consolidation is not required. These conclusions are based on the fact that we do not have both control over activities that are most significant to the entity and an obligation to absorb losses or receive benefits from the entity’s performance. Our financial exposure relating to these PPAs is limited to capacity and energy payments.

These agreements have also been evaluated under the accounting guidance for derivatives. We have determined that either these agreements are not derivatives, or if they are derivatives, the agreements qualify for the normal purchases and normal sales exemption to the accounting guidance; therefore, derivative accounting is not required.

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2018, Square Butte had total debt outstanding of $304.0 million. Annual debt service for Square Butte is expected to be approximately $48.7 million in each of the next five years, 2019 through 2023, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

Minnesota Power’s cost of power purchased from Square Butte during 2018 was $78.0 million ($75.7 million in 2017; $73.3 million in 2016). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $9.1 million in 2018 ($9.4 million in 2017; $9.6 million in 2016). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

ALLETE, Inc. 2018 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power has also entered into the following PPAs for the purchase or sale of capacity and energy as of December 31, 2018:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PPAs
Calpine Corporation	25 MW	Capacity	June 2019	May 2026	Fixed
Cypress Creek Renewables (a)	(a)	Capacity / Energy	(a)	(a)	Fixed
Great River Energy
PPA 1	50 MW	Capacity / Energy	June 2016	May 2020	(b)
PPA 2	50 MW	Capacity	June 2016	May 2020	Fixed
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
Manitoba Hydro
PPA 1	(c)	Energy	May 2011	April 2022	Forward Market Prices
PPA 2	50 MW	Capacity / Energy	June 2015	May 2020	(d)
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
PPA 4 (e)	250 MW	Capacity / Energy	June 2020	May 2035	(f)
PPA 5 (e)	133 MW	Energy	(g)	(g)	Forward Market Prices
Minnkota Power	50 MW	Capacity / Energy	June 2016	May 2020	(h)
Nobles 2 (i)	(i)	Capacity / Energy	(i)	(i)	Fixed
Oliver Wind I	(j)	Energy	December 2006	December 2040	Fixed
Oliver Wind II	(j)	Energy	December 2007	December 2040	Fixed
Shell Energy	50 MW	Energy	January 2017	December 2019	Fixed
TransAlta	(k)	Energy	January 2017	December 2019	Fixed

(a)
The PPA provides for the purchase of all output from the 10 MW Blanchard solar energy facility to be located in central Minnesota. Construction of the Blanchard solar energy facility is expected to be completed in 2020 and the contract is effective for 25 years beginning upon commercial operation.

(b)	The capacity price is fixed and the energy price is based on a formula that includes an annual fixed price component adjusted for changes in a natural gas index, as well as market prices.

(c)
The energy purchased consists primarily of surplus hydro energy on Manitoba Hydro's system and is delivered on a non-firm basis. Minnesota Power will purchase at least one million MWh of energy over the contract term.

(d)	The capacity and energy prices are adjusted annually by the change in a governmental inflationary index.

(e)	Agreements are subject to the construction of the GNTL and MMTP. (See Great Northern Transmission Line.)

(f)
The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

(g)	The contract term will be the 20-year period beginning on the in-service date for the GNTL. (See Great Northern Transmission Line.)

(h)	The agreement includes a fixed capacity charge and energy prices that escalate at a fixed rate annually over the term.

(i)
The PPA provides for the purchase of all output from a 250 MW wind energy facility to be constructed in southwest Minnesota for 20 years beginning upon commercial operation of the wind energy facility which is currently expected in fourth quarter of 2020. (See Note 4. Regulatory Matters and Note 5. Equity Investments.)

(j)	The PPAs provide for the purchase of all output from the 50 MW Oliver Wind I and 48 MW Oliver Wind II wind energy facilities.

(k)	Minnesota Power is purchasing 50 MW of energy during off-peak hours and 100 MW of energy during on-peak hours.

ALLETE, Inc. 2018 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power has also entered into the following PSAs for the purchase or sale of capacity and energy as of December 31, 2018:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PSAs
Basin
PSA 1	100 MW	Capacity / Energy	May 2010	April 2020	(a)
PSA 2	50 MW	Capacity	June 2017	May 2019	Fixed
PSA 3	(b)	Capacity	June 2022	May 2025	Fixed
PSA 4	100 MW	Capacity	June 2025	May 2028	Fixed
Minnkota Power	(c)	Capacity / Energy	June 2014	December 2026	(c)
Oconto Electric Cooperative	25 MW	Capacity / Energy	January 2019	May 2026	Fixed
Silver Bay Power	(d)	Energy	January 2017	December 2031	(e)

(a)
The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract.

(b)	The agreement provides for 75 MW of capacity from June 1, 2022, through May 31, 2023, and increases to 125 MW of capacity from June 1, 2023, through May 31, 2025.

(c)
Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2018 (28 percent in 2017 and in 2016). (See Square Butte PPA.)

(d)
Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. Through 2019, Minnesota Power will supply Silver Bay Power with at least 50 MW of energy and Silver Bay Power has the option to purchase additional energy. By December 31, 2019, Silver Bay Power is expected to cease self-generation and Minnesota Power is expected to supply the energy requirements for Silver Bay Power.

(e)	The energy pricing is fixed through 2019 with pricing in later years escalating at a fixed rate annually and adjusted for changes in a natural gas index.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2019 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Leasing Agreements. BNI Energy is obligated to make lease payments for a dragline totaling $2.8 million annually during the lease term, which expires in 2027. BNI Energy has the option at the end of the lease term to renew the lease at fair market value, to purchase the dragline at fair market value, or to surrender the dragline and pay a $3.0 million termination fee. We also lease other properties and equipment under operating lease agreements with a majority of terms expiring through 2024. Total lease expense was $14.6 million in 2018 ($17.5 million in 2017; $17.1 million in 2016).

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

Great Northern Transmission Line. As a condition of a 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity is required. As a result, Minnesota Power is constructing the GNTL, an approximately 220‑mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy.

ALLETE, Inc. 2018 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $380.8 million have been incurred through December 31, 2018, of which $203.7 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which remains pending. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP, which was recommended for approval on November 15, 2018. Approval of the Canadian federal cabinet is also required.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP by June 2019. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

New Source Review (NSR). In 2014, Minnesota Power reached a settlement with the EPA and entered into a Consent Decree regarding certain Notices of Violation received in 2008 and 2011 that asserted violations of the NSR requirements of the Clean Air Act, which was approved by the U.S. District Court for the District of Minnesota. The Consent Decree provided for, among other requirements, more stringent emissions limits at all affected units, the option of refueling, retrofitting or retiring certain small coal units, and the addition of 200 MW of wind energy. Provisions of the Consent Decree require that, by no later than December 31, 2018, Boswell Units 1 and 2 must be retired, refueled, repowered, or emissions rerouted through existing emission control technology at Boswell. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power is allowed to recover the remaining net book value for Boswell Units 1 and 2 through 2022. We believe that costs to retire Boswell Units 1 and 2 will be eligible for recovery in rates over time, subject to regulatory approval in a rate proceeding.

Mercury and Air Toxics Standards (MATS) Rule. Under Section 112 of the Clean Air Act, the EPA is required to set emission standards for hazardous air pollutants (HAPs) for certain source categories. The final MATS rule addressed such emissions from coal-fired utility units greater than 25 MW and established categories of HAPs, including mercury, trace metals other than mercury, and acid gases. The EPA established emission limits for these categories of HAPs and work practice standards for the remaining categories. Construction on the project to implement the Boswell Unit 4 mercury emissions reduction plan to position the unit for MATS compliance was completed in 2015. Investments and compliance work previously completed at Boswell Unit 3, including emission reduction investments completed in 2009, meet the requirements of the MATS rule. The conversion of Laskin Units 1 and 2 to operate on natural gas in 2015 positioned those units for MATS compliance. On December 27, 2018, the EPA issued a proposed revised Supplemental Cost Finding for MATS that determined it is not appropriate and necessary to regulate HAP emissions from power plants under section 112 of the Clean Air Act.

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

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. None of the compliance costs for proposed or current NAAQS revisions are expected to be material.

Climate Change. The scientific community generally accepts that emissions of GHG are linked to global climate change which creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased temperatures; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•	Expanding renewable power supply for both our operations and the operations of others;

•	Providing energy conservation initiatives for our customers and engaging in other demand side management efforts;

•	Improving efficiency of our generating facilities;

•	Supporting research of technologies to reduce carbon emissions from generating facilities and carbon sequestration efforts;

•	Evaluating and developing less carbon intensive future generating assets such as efficient and flexible natural gas‑fired generating facilities;

•	Managing vegetation on right-of-way corridors to reduce potential wildfire or storm damage risks; and

•
Practicing sound forestry management in our service territories to create landscapes more resilient to disruption from climate-related changes, including planting and managing long-lived conifer species.

ALLETE, Inc. 2018 Form 10-K

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

The proposed Affordable Clean Energy Rule seeks to reduce carbon intensity at existing steam generation units by prescribing Best System of Emission Reduction (BSER), primarily through Heat Rate Improvement (HRI) technologies. Under the proposal, states will have up to three years to develop a SIP, which is subject to EPA approval. While many of the HRIs proposed by the EPA in the proposed rule have already been installed in Minnesota Power’s largest coal-fired generating units, compliance specifics would be detailed in either Minnesota’s SIP or a FIP.

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In September 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders the bottom ash transport water and FGD wastewater provisions.

The final ELG rule’s potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge to surface waters, but may do so in the future. Under the existing ELG rule, bottom ash transport water discharge to surface waters must cease no later than December 31, 2023. Bottom ash contact water will either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system will need to be converted to a dry process. If FGD wastewater is discharged in the future, it will require additional wastewater treatment. The ELG rule provision regarding these two waste-streams are being reconsidered and may change prior to November 1, 2020. Efforts have been underway at Boswell to reduce the amount of water discharged and evaluate potential re‑use options in its plant processes.

ALLETE, Inc. 2018 Form 10-K

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 15 years and be between approximately $65 million and $120 million. The EPA has indicated to Minnesota Power that the landfill at Taconite Harbor, which has been idled and has a temporary landfill cover in place, is a CCR unit based on the EPA’s interpretation of the CCR rule language. Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. In September 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and on March 15, 2018, published the first phase of the proposed rule revisions in the Federal Register. On July 17, 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk‑based management options at facilities based on site characteristics. On August 22, 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changes the status of three existing impoundments at Boswell that must now be considered unlined. Compliance costs at Boswell due to the court decision are unknown at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of December 31, 2018, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $8 million as of December 31, 2017), and an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. We expect to incur these costs over the next four years.

Other Matters

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2019 and 2032. As of December 31, 2018, ALLETE Clean Energy has $21.0 million outstanding in standby letters of credit.

U.S. Water Services. As of December 31, 2018, U.S. Water Services has no outstanding standby letters of credit.

BNI Energy. As of December 31, 2018, BNI Energy had surety bonds outstanding of $49.9 million and a letter of credit for an additional $0.6 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE, Inc. 2018 Form 10-K

NOTE 11. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

ALLETE Properties. As of December 31, 2018, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. In 2005, the Town Center District issued $26.4 million of tax-exempt, 6.0 percent capital improvement revenue bonds, and in 2006, the Palm Coast Park District issued $31.8 million of tax-exempt, 5.7 percent special assessment bonds. The capital improvement revenue bonds and the special assessment bonds are payable over 31 years (by May 1, 2036 and 2037, respectively) and are secured by special assessments on the benefited land. The bond proceeds were used to pay for the construction of a portion of the major infrastructure improvements in each district and to mitigate traffic and environmental impacts. The assessments were billed to the landowners beginning in 2006 for the Town Center District and 2007 for the Palm Coast Park District. To the extent that ALLETE Properties still owns land at the time of the assessment, it will incur the cost of its portion of these assessments, based upon its ownership of benefited property.

As of December 31, 2018, we owned 68 percent of the assessable land in the Town Center District (70 percent as of December 31, 2017) and 19 percent of the assessable land in the Palm Coast Park District (33 percent as of December 31, 2017). As of December 31, 2018, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are $1.4 million for Town Center at Palm Coast and $0.6 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

U.S. Water Services is involved in on-going patent defense litigation it brought against a company for infringement of two patents held by U.S. Water Services. As of December 31, 2018, U.S. Water Services has recognized approximately $2.6 million of patent defense costs as an intangible asset. Management expects that U.S. Water Services will prevail, but in the event of an unfavorable outcome, the patent defense costs would be recognized as an expense in the period of resolution.

ALLETE, Inc. 2018 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2015	49,075	$1,271.4
Employee Stock Purchase Plan	16	0.9
Invest Direct	344	20.0
Options and Stock Awards	65	3.7
Contributions to RSOP	60	3.3
Equity Issuance Program	130	8.0
Received for Sale of Land Inventory	(130)	(8.0)
Acquisition of Non-Controlling Interest	—	(4.0)
Balance as of December 31, 2016	49,560	1,295.3
Employee Stock Purchase Plan	12	0.8
Invest Direct	257	19.0
Options and Stock Awards	22	3.6
Contributions to RSOP	50	3.5
Equity Issuance Program	1,000	65.7
Contribution to Pension	216	13.5
Balance as of December 31, 2017	51,117	1,401.4
Employee Stock Purchase Plan	11	0.8
Invest Direct	277	20.7
Options and Stock Awards	57	2.1
Contributions to RSOP	47	3.5
Balance as of December 31, 2018	51,509	$1,428.5

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2018. For the year ended December 31, 2018, no shares of common stock were issued under this agreement (1.0 million shares for net proceeds of $65.7 million in 2017; 0.1 million shares for net proceeds of $8.0 million in 2016). The shares issued in 2017 and 2016 were offered and sold pursuant to Registration Statement No. 333-212794, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

Contributions to Pension. For the year ended December 31, 2018, we contributed no shares of ALLETE common stock to our pension plan (0.2 million shares, which had an aggregate value of $13.5 million in 2017 and none in 2016). The shares of ALLETE common stock contributed in 2017 were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from outstanding stock options, non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan. No options to purchase shares of common stock were excluded from the computation of diluted earnings per share in 2018, 2017 and 2016.

ALLETE, Inc. 2018 Form 10-K

NOTE 12. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2018
Net Income Attributable to ALLETE	$174.1		$174.1
Average Common Shares	51.3	0.2	51.5
Earnings Per Share	$3.39		$3.38
Dividends Per Share	$2.24		$2.24
2017
Net Income Attributable to ALLETE	$172.2		$172.2
Average Common Shares	50.8	0.2	51.0
Earnings Per Share	$3.39		$3.38
Dividends Per Share	$2.14		$2.14
2016
Net Income Attributable to ALLETE	$155.3		$155.3
Average Common Shares	49.3	0.2	49.5
Earnings Per Share	$3.15		$3.14
Dividends Per Share	$2.08		$2.08

NOTE 13. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2018	2017	2016
Millions
Current Income Tax Expense (a)
Federal	—	—	—
State	$0.3	$0.3	$0.4
Total Current Income Tax Expense	$0.3	$0.3	$0.4
Deferred Income Tax Expense (Benefit)
Federal (b)	$(26.2)	$12.1	$12.0
Federal – Remeasurement of Deferred Income Taxes (c)	—	(13.0)	—
State	11.0	15.8	8.1
Investment Tax Credit Amortization	(0.6)	(0.5)	(0.7)
Total Deferred Income Tax Expense (Benefit)	$(15.8)	$14.4	$19.4
Total Income Tax Expense (Benefit)	$(15.5)	$14.7	$19.8

(a)
For the years ended December 31, 2018, 2017 and 2016, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.

(b)
For the year ended December 31, 2018, the federal tax benefit is primarily due to production tax credits, and the reduction of the federal statutory tax rate from 35 percent to 21 percent enacted as part of the TCJA.

(c)	For the year ended December 31, 2017, the federal deferred income tax benefit is due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

ALLETE, Inc. 2018 Form 10-K

NOTE 13. INCOME TAX EXPENSE (Continued).

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2018	2017	2016
Millions
Income Before Non-Controlling Interest and Income Taxes	$158.6	$186.9	$175.6
Statutory Federal Income Tax Rate	21%	35%	35%
Income Taxes Computed at Statutory Federal Rate	$33.3	$65.4	$61.5
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	8.9	10.5	5.6
Production Tax Credits	(45.0)	(45.1)	(41.5)
Regulatory Differences – Excess Deferred Tax Benefit (a)	(8.2)	1.2	1.4
Change in Fair Value of Contingent Consideration	(0.4)	—	(3.8)
Remeasurement of Deferred Income Taxes (b)	—	(13.0)	—
Other	(4.1)	(4.3)	(3.4)
Total Income Tax Expense (Benefit)	$(15.5)	$14.7	$19.8

(a)	Excess deferred income taxes are being returned to customers under both the Average Rate Assumption Method and amortization periods as approved by regulators. (See Note 4. Regulatory Matters.)

(b)	Deferred income tax benefit from the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

The effective tax rate was a benefit of 9.8 percent for 2018 (expense of 7.9 percent for 2017; expense of 11.3 percent for 2016). The 2018 effective tax rate was primarily impacted by production tax credits, and the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA. The 2017 effective tax rate was primarily impacted by production tax credits and the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. The 2016 effective tax rate was primarily impacted by production tax credits.

Deferred Income Tax Assets and Liabilities
As of December 31	2018	2017
Millions
Deferred Income Tax Assets
Employee Benefits and Compensation	$62.2	$65.9
Property-Related	95.2	104.3
NOL Carryforwards	86.1	99.1
Tax Credit Carryforwards	349.8	294.3
Power Sales Agreements	27.5	35.0
Regulatory Liabilities	113.4	117.7
Other	25.1	33.3
Gross Deferred Income Tax Assets	759.3	749.6
Deferred Income Tax Asset Valuation Allowance	(66.5)	(60.0)
Total Deferred Income Tax Assets	$692.8	$689.6
Deferred Income Tax Liabilities
Property-Related	$752.5	$758.3
Regulatory Asset for Benefit Obligations	61.0	61.4
Unamortized Investment Tax Credits	32.2	32.8
Partnership Basis Differences	40.8	34.9
Regulatory Assets	29.9	32.0
Other	—	0.7
Total Deferred Income Tax Liabilities	$916.4	$920.1
Net Deferred Income Taxes (a)	$223.6	$230.5

(a)	Recorded as a net long-term Deferred Income Tax liability on the Consolidated Balance Sheet

ALLETE, Inc. 2018 Form 10-K

NOTE 13. INCOME TAX EXPENSE (Continued).

NOL and Tax Credit Carryforwards
As of December 31	2018	2017
Millions
Federal NOL Carryforwards (a)	$319.0	$375.2
Federal Tax Credit Carryforwards	$256.4	$209.2
State NOL Carryforwards (a)	$305.8	$289.9
State Tax Credit Carryforwards (b)	$27.4	$25.6

(a)	Pre-tax amounts.

(b)	Net of a $66.0 million valuation allowance as of December 31, 2018 ($59.5 million as of December 31, 2017).

The federal NOL and tax credit carryforward periods expire between 2031 and 2038. We expect to fully utilize the federal NOL and federal tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2018. The state NOL and tax credit carryforward periods expire between 2024 and 2045. We have established a valuation allowance against certain state NOL and tax credits that we do not expect to utilize before their expiration. We do not expect a material impact on the Company’s ability to utilize its federal and state NOL and tax credit carryforwards due to the TCJA.

Gross Unrecognized Income Tax Benefits	2018	2017	2016
Millions
Balance at January 1	$1.7	$2.0	$2.4
Additions for Tax Positions Related to the Current Year	0.1	0.1	0.1
Additions for Tax Positions Related to Prior Years	0.1	0.1	0.2
Reductions for Tax Positions Related to Prior Years	(0.2)	(0.1)	(0.3)
Lapse of Statute	(0.1)	(0.4)	(0.4)
Balance as of December 31	$1.6	$1.7	$2.0

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2018, included $0.9 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2018, we had no accrued interest (none as of December 31, 2017, and 2016) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2018 (immaterial in 2017, and in 2016). There were no penalties recognized in 2018, 2017 or 2016. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2015 or state examination for years before 2014.

ALLETE, Inc. 2018 Form 10-K

NOTE 14. RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in Accumulated Other Comprehensive Loss. Comprehensive income (loss) is the change in shareholders’ equity during a period from transactions and events from non-owner sources, including net income. The amounts recorded to accumulated other comprehensive loss include unrealized gains and losses on available-for-sale debt securities as well as defined benefit pension and other postretirement items, consisting of deferred actuarial gains or losses and prior service costs or credits.

For the years ended December 31, 2018, 2017 and 2016, reclassifications out of accumulated other comprehensive loss for the company were not material. Changes in accumulated other comprehensive loss are presented on the Consolidated Statement of Shareholders’ Equity.

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 1, 2016. The plans provide defined benefits based on years of service and final average pay. We contributed $15.0 million in cash to the plans in 2018 ($1.7 million in 2017; $6.3 million in 2016). We contributed no shares of ALLETE common stock to the plans in 2018 (0.2 million shares, which had an aggregate value of $13.5 million in 2017; none in 2016). We also have a defined contribution RSOP covering substantially all employees. The 2018 plan year employer contributions, which are made through the employee stock ownership plan portion of the RSOP, totaled $11.4 million ($11.0 million for the 2017 plan year; $9.2 million for the 2016 plan year). (See Note 12. Common Stock and Earnings Per Share and Note 16. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan was frozen in 2018, and does not allow further crediting of service or earnings to the plan. Further, it is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, the postretirement health care plan was closed to employees hired after January 31, 2011, and the eligibility requirements were amended. In 2014, the postretirement life plan was amended to close the plan to non-union employees retiring after December 31, 2015, and in 2018, the postretirement life plan was amended to limit the benefit level for union employees retiring after December 31, 2018. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2018, no contributions were made to the VEBAs (none in 2017; none in 2016) and no contributions were made to the grantor trusts (none in 2017; none in 2016).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 15, 2019, we contributed $10.4 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to the defined benefit pension plans in 2019, and we do not expect to make any contributions to the defined benefit postretirement health and life plans in 2019.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Pension Obligation and Funded Status
As of December 31	2018	2017
Millions
Accumulated Benefit Obligation	$713.7	$745.4
Change in Benefit Obligation
Obligation, Beginning of Year	$793.2	$743.3
Service Cost	11.0	10.2
Interest Cost	29.6	32.5
Plan Amendments	(1.5)	—
Plan Curtailments	(6.9)	—
Actuarial (Gain) Loss	(53.0)	44.8
Benefits Paid	(49.5)	(51.0)
Participant Contributions	24.1	13.4
Obligation, End of Year	$747.0	$793.2
Change in Plan Assets
Fair Value, Beginning of Year	$628.2	$557.5
Actual Return on Plan Assets	(21.2)	91.6
Employer Contribution (a)	40.5	30.1
Benefits Paid	(49.5)	(51.0)
Fair Value, End of Year	$598.0	$628.2
Funded Status, End of Year	$(149.0)	$(165.0)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(1.6)	$(1.4)
Non-Current Liabilities	$(147.4)	$(163.6)

(a)	Includes Participant Contributions noted above.

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $230.5 million and prior service cost of $1.4 million as of December 31, 2018 (net loss of $236.2 million as of December 31, 2017).

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2018	2017
Millions
Net Loss	$(230.5)	$(236.2)
Prior Service Cost	1.4	—
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	80.1	71.2
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(149.0)	$(165.0)

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Components of Net Periodic Pension Cost
Year Ended December 31	2018	2017	2016
Millions
Service Cost	$11.0	$10.2	$8.1
Non-Service Cost Components (a)
Interest Cost	29.6	32.5	33.2
Expected Return on Plan Assets	(44.4)	(42.4)	(43.6)
Amortization of Loss	11.4	9.9	9.5
Amortization of Prior Service Cost	(0.1)	—	—
Net Pension Cost	$7.5	$10.2	$7.2

(a)	These components of net periodic pension cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2018	2017
Millions
Net (Gain) Loss	$5.8	$(4.3)
Amortization of Prior Service Cost	0.1	—
Prior Service Cost Arising During the Period	(1.6)	—
Amortization of Loss	(11.4)	(9.9)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(7.1)	$(14.2)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2018	2017
Millions
Projected Benefit Obligation	$747.0	$793.2
Accumulated Benefit Obligation	$713.7	$745.4
Fair Value of Plan Assets	$598.0	$628.2

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2018	2017
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$190.1	$173.4
Service Cost	4.7	4.4
Interest Cost	7.1	7.7
Actuarial (Gain) Loss	(15.8)	15.5
Benefits Paid	(11.6)	(12.2)
Participant Contributions	3.6	3.1
Plan Amendments	(2.1)	(1.8)
Obligation, End of Year	$176.0	$190.1
Change in Plan Assets
Fair Value, Beginning of Year	$171.0	$154.3
Actual Return on Plan Assets	(9.6)	24.5
Employer Contribution	1.0	1.3
Participant Contributions	3.6	3.1
Benefits Paid	(11.7)	(12.2)
Fair Value, End of Year	$154.3	$171.0
Funded Status, End of Year	$(21.7)	$(19.1)

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$0.4	$3.0
Current Liabilities	$(1.0)	$(1.1)
Non-Current Liabilities	$(21.1)	$(21.0)

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $18.3 million in irrevocable grantor trusts included in Other Investments on the Consolidated Balance Sheet as of December 31, 2018 ($19.2 million as of December 31, 2017).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2018	2017
Millions
Net Loss	$25.0	$21.1
Prior Service Credit	(4.6)	(4.6)
Total Unrecognized Postretirement Health and Life Cost	$20.4	$16.5

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2018	2017
Millions
Net Loss (a)	$(25.0)	$(21.1)
Prior Service Credit	4.6	4.6
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	(1.3)	(2.6)
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$(21.7)	$(19.1)

(a)	Excludes gains, losses and contributions associated with irrevocable grantor trusts.

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2018	2017	2016
Millions
Service Cost	$4.7	$4.4	$3.9
Non-Service Cost Components (a)
Interest Cost	7.1	7.7	7.4
Expected Return on Plan Assets	(10.9)	(10.5)	(11.2)
Amortization of Loss	0.8	0.3	0.2
Amortization of Prior Service Credit	(2.1)	(2.0)	(2.9)
Net Postretirement Health and Life Credit	$(0.4)	$(0.1)	$(2.6)

(a)	These components of net periodic postretirement health and life cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2018	2017
Millions
Net Loss	$4.7	$1.6
Prior Service Credit Arising During the Period	(2.1)	(1.8)
Amortization of Prior Service Credit	2.1	2.0
Amortization of Loss	(0.8)	(0.3)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$3.9	$1.5

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2019	$47.9	$9.7
2020	$47.4	$9.7
2021	$47.3	$9.8
2022	$47.1	$9.8
2023	$47.0	$9.7
Years 2024 – 2028	$231.1	$51.1

The pension and postretirement health and life costs recorded in regulatory long-term assets or liabilities and accumulated other comprehensive income expected to be recognized as a component of net pension and postretirement benefit costs for the year ending December 31, 2019, are as follows:

	Pension	Postretirement Health and Life
Millions
Net Loss	$7.3	$0.4
Prior Service Credit	(0.2)	(1.7)
Total Pension and Postretirement Health and Life Cost (Credit)	$7.1	$(1.3)

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Assumptions Used to Determine Benefit Obligation
As of December 31	2018	2017
Discount Rate
Pension	4.39 - 4.53%	3.81 - 3.96%
Postretirement Health and Life	4.47%	3.86%
Rate of Compensation Increase	3.70 - 4.10%	3.70 - 4.10%
Health Care Trend Rates
Trend Rate	5.00 - 6.46%	5.00 - 6.73%
Ultimate Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Effective	2038	2038

Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2018	2017	2016
Discount Rate	3.81 - 3.96%	4.53 - 4.57%	4.72 - 4.73%
Expected Long-Term Return on Plan Assets
Pension	7.50%	7.50%	8.00%
Postretirement Health and Life	6.00 - 7.50%	6.00 - 7.50%	6.40 - 8.00%
Rate of Compensation Increase	3.70 - 4.10%	3.70 - 4.30%	3.70 - 4.30%

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2018, considered a modified RP-2014 mortality table and mortality projection scale.

Sensitivity of a One Percent Change in Health Care Trend Rates
	One Percent Increase	One Percent Decrease
Millions
Effect on Total of Postretirement Health and Life Service and Interest Cost	$2.0	$(1.6)
Effect on Postretirement Health and Life Obligation	$20.7	$(17.2)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2018	2017	2018	2017
Equity Securities	32%	53%	62%	64%
Fixed Income Securities	60%	38%	34%	31%
Private Equity	5%	5%	4%	5%
Real Estate	3%	4%	—	—
	100%	100%	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2018 (no shares as of December 31, 2017).

ALLETE, Inc. 2018 Form 10-K

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

Following are the current targeted allocations as of December 31, 2018:

Plan Asset Target Allocations	Pension	Postretirement Health and Life (a)
Equity Securities	32%	60%
Fixed Income Securities	56%	37%
Private Equity	6%	3%
Real Estate	6%	—
	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). (See Note 9. Fair Value)

Pension Fair Value

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$59.1	—	$59.1
U.S. Mid-cap Growth (a)	—	28.1	—	28.1
U.S. Small-cap (a)	—	27.2	—	27.2
International	—	75.8	—	75.8
Fixed Income Securities	—	352.9	—	352.9
Cash and Cash Equivalents	$6.3	—	—	6.3
Private Equity Funds	—	—	$27.8	27.8
Real Estate	—	—	20.8	20.8
Total Fair Value of Assets	$6.3	$543.1	$48.6	$598.0

(a)	The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity securities large‑cap, mid-cap and small-cap indexes.

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2017	$33.2	$25.5
Actual Return on Plan Assets	2.8	0.7
Purchases, Sales, and Settlements – Net	(8.2)	(5.4)
Balance as of December 31, 2018	$27.8	$20.8

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$108.6	—	$108.6
U.S. Mid-cap Growth (a)	—	51.9	—	51.9
U.S. Small-cap (a)	—	51.5	—	51.5
International	—	122.3	—	122.3
Fixed Income Securities	—	222.8	—	222.8
Cash and Cash Equivalents	$12.4	—	—	12.4
Private Equity Funds	—	—	$33.2	33.2
Real Estate	—	—	25.5	25.5
Total Fair Value of Assets	$12.4	$557.1	$58.7	$628.2

(a)	The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity securities large‑cap, mid-cap and small-cap indexes.

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2016	$40.6	$25.6
Actual Return on Plan Assets	7.1	1.7
Purchases, Sales, and Settlements – Net	(14.5)	(1.8)
Balance as of December 31, 2017	$33.2	$25.5

ALLETE, Inc. 2018 Form 10-K

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$29.1	—	—	$29.1
U.S. Mid-cap Growth	21.2	—	—	21.2
U.S. Small-cap	12.9	—	—	12.9
International	30.4	—	—	30.4
Fixed Income Securities:
Mutual Funds	49.6	—	—	49.6
Debt Securities	—	$4.0	—	4.0
Cash and Cash Equivalents	0.6	—	—	0.6
Private Equity Funds	—	—	$6.5	6.5
Total Fair Value of Assets	$143.8	$4.0	$6.5	$154.3

(a)	The underlying investments consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2017	$8.2
Actual Return on Plan Assets	0.9
Purchases, Sales, and Settlements – Net	(2.6)
Balance as of December 31, 2018	$6.5

	Fair Value as of December 31, 2017
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$32.1	—	—	$32.1
U.S. Mid-cap Growth	24.3	—	—	24.3
U.S. Small-cap	15.5	—	—	15.5
International	35.8	—	—	35.8
Fixed Income Securities:
Mutual Funds	49.8	—	—	49.8
Debt Securities	—	$4.5	—	4.5
Cash and Cash Equivalents	0.8	—	—	0.8
Private Equity Funds	—	—	$8.2	8.2
Total Fair Value of Assets	$158.3	$4.5	$8.2	$171.0

(a)	The underlying investments consist of mutual funds (Level 1).

ALLETE, Inc. 2018 Form 10-K

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

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP employer allocations are funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. We record compensation expense equal to the cash or current market price of stock contributed. ESOP compensation expense was $11.4 million in 2018 ($11.0 million in 2017; $9.2 million in 2016).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. All ESOP shares have been allocated to participants as of December 31, 2018, 2017 and 2016.

Stock-Based Compensation. Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 0.9 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.7 million of these shares remain available for issuance as of December 31, 2018.

The following types of share-based awards were outstanding in 2018, 2017 or 2016:

Non-Qualified Stock Options. Stock options have not been granted since 2008 and none were outstanding as of December 31, 2018 (none in 2017 and an immaterial amount in 2016). These options allow for the purchase of shares of common stock at a price equal to the market value of our common stock at the date of grant. Options become exercisable beginning one year after the grant date, with one-third vesting each year over three years. Options may be exercised up to ten years following the date of grant. In the case of qualified retirement, death or disability, options vest immediately and the period over which the options can be exercised is three years. Employees have up to 3 months to exercise vested options upon voluntary termination or involuntary termination without cause. All options are canceled upon termination for cause. All options vest immediately upon retirement, death, disability or a change of control, as defined in the award agreement. We determine the fair value of options using the Black-Scholes option-pricing model. The estimated fair value of options, including the effect of estimated forfeitures, is recognized as expense on the straight-line basis over the options’ vesting periods, or the accelerated vesting period if the employee is eligible for retirement.

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

ALLETE, Inc. 2018 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Performance Shares. Under the performance share awards, the number of shares earned is contingent upon attaining specific market goals over a three-year performance period. Market goals are measured by total shareholder return relative to a group of peer companies. In the case of qualified retirement, death, or disability during a performance period, a pro rata portion of the award will be earned at the conclusion of the performance period based on the market goals achieved. In the case of termination of employment for any reason other than qualified retirement, death, or disability, no award will be earned. If there is a change in control, a pro rata portion of the award will be paid based on the greater of actual performance up to the date of the change in control or target performance. The fair value of these awards is determined by the probability of meeting the total shareholder return goals. Compensation cost is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients.

Restricted Stock Units. Under the restricted stock unit awards, shares for participants eligible for retirement vest monthly over a three-year period. For participants not eligible for retirement, shares vest at the end of the three-year period. In the case of qualified retirement, death or disability, a pro rata portion of the award will be earned. In the case of termination of employment for any reason other than qualified retirement, death or disability, no award will be earned. If there is a change in control, a pro rata portion of the award will be earned. The fair value of these awards is equal to the grant date fair value. Compensation cost is recognized over the three-year vesting period based on our estimate of the number of shares which will be earned by the award recipients.

Employee Stock Purchase Plan (ESPP). Under our ESPP, eligible employees may purchase ALLETE common stock at a 5 percent discount from the market price; we are not required to apply fair value accounting to these awards as the discount is not greater than 5 percent.

RSOP. The RSOP is a contributory defined contribution plan subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and qualifies as an employee stock ownership plan and profit sharing plan. The RSOP provides eligible employees an opportunity to save for retirement.

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2018	2017	2016
Millions
Performance Shares	$2.3	$2.1	$1.8
Restricted Stock Units	0.9	1.0	0.8
Total Share-Based Compensation Expense	$3.2	$3.1	$2.6
Income Tax Benefit	$0.9	$0.9	$1.1

There were no capitalized share-based compensation costs during the years ended December 31, 2018, 2017 or 2016.

As of December 31, 2018, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $3.0 million and $1.0 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years and 1.6 years respectively.

ALLETE, Inc. 2018 Form 10-K

NOTE 16. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2018		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	127,898	$58.23	127,580	$52.56	119,540	$52.72
Granted (a)	66,557	$76.42	50,729	$62.90	57,189	$52.43
Awarded	(58,293)	$59.82	—	—	—	—
Unearned Grant Award	—	—	(40,801)	$46.27	(42,126)	$52.70
Forfeited	(6,469)	$72.99	(9,610)	$58.29	(7,023)	$53.45
Non-vested as of December 31	129,693	$66.12	127,898	$58.23	127,580	$52.56
(a)    Shares granted include accrued dividends.

There were 31,843 performance shares granted in January 2019 for the three-year performance period ending in 2021. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $2.3 million. There were 73,532 performance shares awarded in February 2019. The grant date fair value of the shares awarded was $3.9 million.

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2018		2017		2016
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	55,248	$56.18	54,728	$51.79	57,694	$49.86
Granted (a)	16,573	$71.11	21,241	$62.20	20,351	$50.25
Awarded	(18,881)	$55.78	(17,281)	$49.72	(19,661)	$44.33
Forfeited	(3,169)	$64.92	(3,440)	$56.00	(3,656)	$52.87
Available as of December 31	49,771	$60.74	55,248	$56.18	54,728	$51.79
(a)    Shares granted include accrued dividends.

There were 12,924 restricted stock units granted in January 2019 for the vesting period ending in 2021. The grant date fair value of the restricted stock units granted was $1.0 million. There were 14,307 restricted stock units awarded in February 2019. The grant date fair value of the shares awarded was $0.7 million.

NOTE 17. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy, and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services is our integrated water management company. The ALLETE Clean Energy and U.S. Water Services reportable segments comprise our Energy Infrastructure and Related Services businesses. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. 2018 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2018	2017	2016
Millions
Operating Revenue (a)
Residential	$139.7	$127.4	$127.9
Commercial	147.9	139.8	139.5
Municipal	54.9	57.9	67.6
Industrial	469.5	470.5	416.0
Other Power Suppliers	170.3	161.8	175.1
CIP Financial Incentive	3.0	5.5	7.5
Other	74.2	100.9	67.1
Total Regulated Operations	1,059.5	1,063.8	1,000.7

Energy Infrastructure and Related Services

ALLETE Clean Energy
Long-term PSA	55.2	56.9	58.2
Sale of Wind Energy Facility	81.1	—	—
Other	23.6	23.6	22.3
Total ALLETE Clean Energy	159.9	80.5	80.5

U.S. Water Services
Point-in-time	100.3	95.8	93.9
Contract	38.3	36.2	30.4
Capital Project	33.5	19.8	13.2
Total U.S. Water Services	172.1	151.8	137.5

Corporate and Other
Long-term Contract	85.5	89.3	73.7
Other	21.6	33.9	47.3
Total Corporate and Other	107.1	123.2	121.0
Total Operating Revenue	$1,498.6	$1,419.3	$1,339.7
Net Income (Loss) Attributable to ALLETE (b)(c)
Regulated Operations	$131.0	$128.4	$135.5

Energy Infrastructure and Related Services
ALLETE Clean Energy (d)	33.7	41.5	13.4
U.S. Water Services	3.2	10.7	1.5

Corporate and Other (e)	6.2	(8.4)	4.9
Total Net Income Attributable to ALLETE	$174.1	$172.2	$155.3

(a)	With the adoption of new revenue recognition guidance, the Company has enhanced the presentation of business segment Operating Revenue. (See Note 1. Operations and Significant Accounting Policies.)
(b) Net income in 2017 included a favorable impact of $13.0 million after-tax due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, which consisted of a $23.6 million after-tax benefit for ALLETE Clean Energy, a $9.2 million after-tax benefit for U.S. Water Services and a $19.8 million after-tax expense for Corporate and Other. The TCJA did not have an impact on net income for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities. (See Note 1. Operations and Significant Accounting Policies and Note 4. Regulatory Matters.)

(c)	Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

(d)	Net income in 2018 includes the recognition of profit for the sale of a wind energy facility to Montana-Dakota Utilities.

(e)
Net income in 2017 included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of tits November 2016 order on the allocation of North Dakota investment tax credits. Net income in 2016 included an $8.8 million after-tax adverse impact for the regulatory outcome of the November 2016 order.

ALLETE, Inc. 2018 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2018	2017	2016
Millions
Depreciation and Amortization
Regulated Operations	$158.0	$132.6	$154.3

Energy Infrastructure and Related Services
ALLETE Clean Energy	24.4	23.4	22.3
U.S. Water Services	10.2	9.8	8.9

Corporate and Other	13.0	11.7	10.3
Total Depreciation and Amortization	$205.6	$177.5	$195.8
Operating Expenses – Other (a)
ALLETE Clean Energy	—	—	$3.3
Corporate and Other	$(2.0)	$(0.7)	(13.6)
Total Operating Expenses – Other	$(2.0)	$(0.7)	$(10.3)
Interest Expense (b)
Regulated Operations	$60.2	$57.0	$52.1

Energy Infrastructure and Related Services
ALLETE Clean Energy	3.6	4.2	5.8
U.S. Water Services	1.5	1.6	1.7

Corporate and Other	7.3	10.3	14.5

Eliminations	(4.7)	(5.3)	(3.8)
Total Interest Expense	$67.9	$67.8	$70.3
Equity Earnings in ATC
Regulated Operations	$17.5	$22.5	$18.5
Income Tax Expense (Benefit) (c)
Regulated Operations (d)	$(15.5)	$27.2	$5.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	(1.0)	(14.2)	8.1
U.S. Water Services	1.0	(7.8)	1.4

Corporate and Other (d)	—	9.5	4.4
Total Income Tax Expense (Benefit)	$(15.5)	$14.7	$19.8

(a)	See Note 1. Operations and Significant Accounting Policies.

(b)	Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

(c)
Income tax expense in 2017 included an income tax benefit of $13.0 million due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, which consisted of income tax benefits of $23.6 million for ALLETE Clean Energy and $9.2 million for U.S. Water Services as well as additional income tax expense of $19.8 million for Corporate and Other. The TCJA did not have an impact on income tax expense for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities. (See Note 1. Operations and Significant Accounting Policies and Note 4. Regulatory Matters.)

(d)
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

ALLETE, Inc. 2018 Form 10-K

NOTE 17. BUSINESS SEGMENTS (Continued)

As of December 31	2018	2017
Millions
Assets
Regulated Operations	$3,952.5	$3,886.6

Energy Infrastructure and Related Services
ALLETE Clean Energy	606.6	600.5
U.S. Water Services	295.8	292.4

Corporate and Other	310.1	300.5
Total Assets	$5,165.0	$5,080.0
Capital Expenditures
Regulated Operations	$211.9	$177.1

Energy Infrastructure and Related Services
ALLETE Clean Energy	89.7	56.1
U.S. Water Services	5.0	4.4

Corporate and Other	12.0	28.9
Total Capital Expenditures	$318.6	$266.5

NOTE 18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2018
Operating Revenue	$358.2	$344.1	$348.0	$448.3
Operating Income	$57.4	$36.5	$43.3	$64.0
Net Income Attributable to ALLETE	$51.0	$31.3	$30.7	$61.1
Earnings Per Share of Common Stock
Basic	$1.00	$0.61	$0.59	$1.19
Diluted	$0.99	$0.61	$0.59	$1.18
2017
Operating Revenue	$365.6	$353.3	$362.5	$337.9
Operating Income	$71.6	$54.0	$68.0	$32.3
Net Income Attributable to ALLETE	$49.0	$36.9	$44.9	$41.4
Earnings Per Share of Common Stock
Basic	$0.97	$0.73	$0.88	$0.81
Diluted	$0.97	$0.72	$0.88	$0.81
2016
Operating Revenue	$333.8	$314.8	$349.6	$341.5
Operating Income	$65.2	$40.6	$51.8	$59.4
Net Income Attributable to ALLETE	$45.9	$24.8	$40.3	$44.3
Earnings Per Share of Common Stock
Basic	$0.93	$0.50	$0.82	$0.89
Diluted	$0.93	$0.50	$0.81	$0.89

ALLETE, Inc. 2018 Form 10-K

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2016 Trade Accounts Receivable	$1.0	$4.1	—	$2.0	$3.1
Finance Receivables – Long-Term	$0.6	—	—	$0.6	—
2017 Trade Accounts Receivable	$3.1	$0.8	—	$1.8	$2.1
Finance Receivables – Long-Term	—	—	—	—	—
2018 Trade Accounts Receivable	$2.1	$0.9	—	$1.3	$1.7
Finance Receivables – Long-Term	—	—	—	—	—
Deferred Asset Valuation Allowance
2016 Deferred Tax Assets	$31.6	$11.4	—	—	$43.0
2017 Deferred Tax Assets	$43.0	$17.0	—	—	$60.0
2018 Deferred Tax Assets	$60.0	$6.5	—	—	$66.5

(a)	Includes uncollectible accounts written-off.

ALLETE, Inc. 2018 Form 10-K