Form 10-Q
period 2019-03-31
ALLETE INC
filed 2019-05-02
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
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
(Zip Code)

(218) 279-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, without par value	ALE	New York Stock Exchange
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

Common Stock, without par value,
51,624,422 shares outstanding
as of March 31, 2019

ALLETE, Inc. First Quarter 2019 Form 10-Q

ALLETE, Inc. First Quarter 2019 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
Blanchard	Blanchard Solar Energy Facility
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CO2	Carbon Dioxide
Company	ALLETE, Inc. and its subsidiaries
Cliffs	Cleveland-Cliffs Inc.
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EITE	Energy-Intensive Trade-Exposed
EPA	United States Environmental Protection Agency
ERP Iron Ore	ERP Iron Ore, LLC
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbard	Hibbard Renewable Energy Center
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project

ALLETE, Inc. First Quarter 2019 Form 10-Q

Abbreviation or Acronym	Term
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a division of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
TCJA	Tax Cuts and Job Act of 2017 (Public Law 115-97)
Town Center District	Town Center at Palm Coast Community Development District in Florida
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
WTG	Wind Turbine Generator

ALLETE, Inc. First Quarter 2019 Form 10-Q

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

•
changes in operating expenses and capital expenditures and our ability to raise revenues from our customers in regulated rates or contract price increases at our Energy Infrastructure and Related Services and other businesses;

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

•
factors affecting our Energy Infrastructure and Related Services businesses, including unanticipated cost increases, changes in legislation and regulations impacting the industries in which the customers served operate, the effects of weather, creditworthiness of customers, ability to obtain materials required to perform services, and changing market conditions.

ALLETE, Inc. First Quarter 2019 Form 10-Q

Forward-Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of ALLETE’s 2018 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. First Quarter 2019 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2019	December 31, 2018
Millions
Assets
Current Assets
Cash and Cash Equivalents	$353.3	$69.1
Accounts Receivable (Less Allowance of $1.0 and $1.7)	98.9	144.4
Inventories – Net	73.8	86.7
Prepayments and Other	30.4	34.1
Total Current Assets	556.4	334.3
Property, Plant and Equipment – Net	3,940.5	3,904.4
Regulatory Assets	385.1	389.5
Equity Investments	154.8	161.1
Goodwill and Intangible Assets – Net	1.1	223.3
Other Non-Current Assets	180.9	152.4
Total Assets	$5,218.8	$5,165.0
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$134.4	$149.8
Accrued Taxes	60.3	51.4
Accrued Interest	14.9	17.9
Long-Term Debt Due Within One Year	14.3	57.5
Other	98.5	128.5
Total Current Liabilities	322.4	405.1
Long-Term Debt	1,525.0	1,428.5
Deferred Income Taxes	215.5	223.6
Regulatory Liabilities	504.1	512.1
Defined Benefit Pension and Other Postretirement Benefit Plans	165.2	177.3
Other Non-Current Liabilities	287.9	262.6
Total Liabilities	3,020.1	3,009.2
Commitments, Guarantees and Contingencies (Note 7)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.6 and 51.5 Shares Issued and Outstanding	1,431.1	1,428.5
Accumulated Other Comprehensive Loss	(27.2)	(27.3)
Retained Earnings	794.8	754.6
Total Shareholders’ Equity	2,198.7	2,155.8
Total Liabilities and Shareholders’ Equity	$5,218.8	$5,165.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2019	2018
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$282.2	$270.2
Contracts with Customers – Non-utility	72.1	82.0
Other – Non-utility	2.9	6.0
Total Operating Revenue	357.2	358.2
Operating Expenses
Fuel, Purchased Power and Gas – Utility	109.8	100.9
Transmission Services – Utility	18.3	18.4
Cost of Sales – Non-utility	30.6	32.9
Operating and Maintenance	76.2	86.5
Depreciation and Amortization	51.9	45.8
Taxes Other than Income Taxes	13.6	16.3
Total Operating Expenses	300.4	300.8
Operating Income	56.8	57.4
Other Income (Expense)
Interest Expense	(16.5)	(16.9)
Equity Earnings	5.6	4.7
Gain on Sale of U.S. Water Services	20.1	—
Other	7.4	2.1
Total Other Income (Expense)	16.6	(10.1)
Income Before Income Taxes	73.4	47.3
Income Tax Expense (Benefit)	2.9	(3.7)
Net Income	$70.5	$51.0
Average Shares of Common Stock
Basic	51.6	51.2
Diluted	51.7	51.4
Basic Earnings Per Share of Common Stock	$1.37	$1.00
Diluted Earnings Per Share of Common Stock	$1.37	$0.99
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2019	2018
Millions
Net Income	$70.5	$51.0
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $– and $–	0.1	(0.1)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1 and $0.1	—	0.4
Total Other Comprehensive Income	0.1	0.3
Total Comprehensive Income	$70.6	$51.3
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2019	2018
Millions
Operating Activities
Net Income	$70.5	$51.0
AFUDC – Equity	(0.6)	(0.3)
Income from Equity Investments – Net of Dividends	(1.2)	(0.5)
Gain on Sales of Investments and Property, Plant and Equipment	(1.7)	(0.1)
Depreciation Expense	50.7	44.5
Amortization of PSAs	(2.9)	(6.0)
Amortization of Other Intangible Assets and Other Assets	1.9	2.8
Deferred Income Tax Expense (Benefit)	2.6	(4.4)
Share-Based and ESOP Compensation Expense	1.8	1.7
Defined Benefit Pension and Postretirement Benefit Expense	1.1	2.2
Provision for Interim Rate Refund	0.6	4.4
Payments / Provision for Tax Reform Refund	(10.2)	7.5
Bad Debt Expense	0.4	0.3
Gain on Sale of U.S. Water Services	(20.1)	—
Changes in Operating Assets and Liabilities
Accounts Receivable	20.9	6.3
Inventories	(5.1)	(0.3)
Prepayments and Other	2.9	(1.2)
Accounts Payable	(5.5)	(0.1)
Other Current Liabilities	(9.9)	17.3
Cash Contributions to Defined Benefit Pension Plans	(10.4)	(15.0)
Changes in Regulatory and Other Non-Current Assets	0.3	3.8
Changes in Regulatory and Other Non-Current Liabilities	(7.0)	7.4
Cash from Operating Activities	79.1	121.3
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.7	3.3
Payments for Purchase of Available-for-sale Securities	(2.6)	(5.3)
Payments for Equity Investments	(0.5)	(1.6)
Return of Capital from Equity Investments	8.3	—
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	264.7	—
Additions to Property, Plant and Equipment	(89.3)	(88.1)
Other Investing Activities	1.8	2.7
Cash from (for) Investing Activities	185.1	(89.0)
Financing Activities
Proceeds from Issuance of Common Stock	0.8	4.3
Proceeds from Issuance of Long-Term Debt	100.0	—
Repayments of Long-Term Debt	(43.8)	(1.9)
Acquisition-Related Contingent Consideration Payments	(3.8)	—
Dividends on Common Stock	(30.3)	(28.7)
Other Financing Activities	(0.9)	(0.2)
Cash from (for) Financing Activities	22.0	(26.5)
Change in Cash, Cash Equivalents and Restricted Cash	286.2	5.8
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.0	110.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$365.2	$115.9
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Three Months Ended
	March 31,
	2019	2018
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,428.5	$1,401.4
Common Stock Issued	2.6	6.0
Balance, End of Period	1,431.1	1,407.4

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(27.3)	(28.2)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.1	(0.1)
Defined Benefit Pension and Other Postretirement Plans	—	0.4
Balance, End of Period	(27.2)	(27.9)

Retained Earnings
Balance, Beginning of Period	754.6	695.5
Net Income	70.5	51.0
Common Stock Dividends	(30.3)	(28.7)
Balance, End of Period	794.8	717.8

Total Shareholders’ Equity	$2,198.7	$2,097.3

Dividends Per Share of Common Stock	$0.5875	$0.56

The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2018, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2019, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and notes included in our 2018 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2019, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. In prior periods presented, the amounts also include U.S. Water Service’s standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs, and deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Millions
Cash and Cash Equivalents	$353.3	$69.1	$98.5	$98.9
Restricted Cash included in Prepayments and Other	7.2	1.3	8.8	2.6
Restricted Cash included in Other Non-Current Assets	4.7	8.6	8.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$365.2	$79.0	$115.9	$110.1

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2019	December 31, 2018
Millions
Fuel (a)	$29.4	$26.0
Materials and Supplies	44.4	44.2
Raw Materials (b)	—	2.8
Work in Progress (b)	—	6.1
Finished Goods (b)	—	8.4
Reserve for Obsolescence (b)	—	(0.8)
Total Inventories – Net	$73.8	$86.7

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

(b)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related inventory items from the Consolidated Balance Sheet.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	March 31, 2019	December 31, 2018
Millions
Contract Assets (a)	$29.8	$30.7
Finance Receivable	10.4	10.4
Operating Lease Right-of-use Assets (b)	34.0	—
ALLETE Properties	24.0	24.4
Other	82.7	86.9
Total Other Non-Current Assets	$180.9	$152.4

(a)
Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

(b)	See Leases.

Other Current Liabilities	March 31, 2019	December 31, 2018
Millions
Provision for Interim Rate Refund (a)	$40.6	$40.0
PSAs	12.4	12.6
Contract Liabilities (b)	0.4	7.6
Provision for Tax Reform Refund (c)	0.5	10.7
Contingent Consideration (d)	—	3.8
Operating Lease Liabilities (e)	8.4	—
Other	36.2	53.8
Total Other Current Liabilities	$98.5	$128.5

(a)	Provision for Interim Rate Refund is expected to be refunded to Minnesota Power’s regulated retail customers in the second quarter of 2019.

(b)	Contract Liabilities include deposits received as a result of entering into contracts with our customers prior to completing our performance obligations.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and will be refunded to SWL&P customers in 2019 and 2020.

(d)	Contingent Consideration related to the earnings-based payment resulting from the U.S. Water Services acquisition was paid in the first quarter of 2019.

(e)	See Leases.

Other Non-Current Liabilities	March 31, 2019	December 31, 2018
Millions
Asset Retirement Obligation	$142.0	$138.6
PSAs	73.9	76.9
Operating Lease Liabilities (a)	25.6	—
Other	46.4	47.1
Total Other Non-Current Liabilities	$287.9	$262.6

(a)	See Leases.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2019	2018
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$19.7	$19.3
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(1.1)	$(48.1)
Reclassification of Property, Plant and Equipment to Inventory (a)	—	$46.9
Recognition of Right-of-use Assets and Lease Liabilities (b)	$34.0	—
Capitalized Asset Retirement Costs	$1.6	$0.8
AFUDC–Equity	$0.6	$0.3

(a)
In February 2018, Montana-Dakota Utilities exercised its option to purchase the Thunder Spirit II wind energy facility upon completion, resulting in a reclassification from Property, Plant and Equipment – Net to Inventories – Net for project costs incurred in the prior year.

(b)	See Leases.

New Accounting Pronouncements.

Recently Adopted Pronouncements

Disclosure Update and Simplification. In November 2018, the SEC adopted amendments to certain disclosure requirements. The amendments adopted include requirements that interim financial statements should include comparative statements for the same period in the prior financial year, except that the requirement for comparative balance sheet information may be satisfied by presenting the year-end balance sheet. It further includes a requirement analyzing the changes in each caption of shareholders’ equity either separately in a note or on the face of the financial statement. These amendments were effective for ALLETE in the first quarter of 2019. We have included the presentation of our Statement of Shareholders’ Equity to meet these requirements.

Leases. In 2016, the FASB issued an accounting standard update which revised the existing guidance for leases. Under the revised guidance, lessees will be required to recognize right-of-use assets and lease liabilities on the Consolidated Balance Sheet for leases with terms greater than 12 months. The new standard also requires additional qualitative and quantitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement and presentation of expenses and cash flows from leases is not expected to significantly change as a result of the new guidance. The Company adopted this guidance in the first quarter of 2019 using the optional transition method and the package of practical expedients, which allowed for the adoption of the standard as of January 1, 2019 without restating previously disclosed information. Management elected the optional transition method of adoption due to the overall immateriality of the balance sheet gross up in the period of adoption. The package of practical expedients allowed management to not reassess the lease classification for leases, including those that had expired during the periods presented or that still existed at the time of adoption. We have included additional disclosures in the notes to the consolidated financial statements including additional information about the Company’s leases. (See Leases.)

Leases. We determine if a contract is or contains a lease at inception and recognize a right-of-use asset and lease liability for all leases with a term greater than 12 months. Our right-of-use assets and lease liabilities for operating leases are included in Other Non-Current Assets, Other Current Liabilities and Other Non-Current Liabilities, respectively, in our Consolidated Balance Sheet. We currently do not have any finance leases.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and lease liabilities are recognized at the commencement date based on the estimated present value of lease payments over the lease term. As our leases do not provide an explicit rate, we determine the present value of future lease payments based on our estimated incremental borrowing rate using information available at the lease commencement date. The operating lease right-of-use asset includes lease payments to be made during the lease term and any lease incentives, as applicable.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Our leases may include options to extend or buy out the lease at certain points throughout the term, and if it is reasonably certain that we will exercise that option at lease commencement, we include those rental payments in our calculation of the right-of-use asset and lease liability. Lease and rent expense is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recorded on the Consolidated Balance Sheet.

The majority of our operating leases are for heavy equipment, vehicles and land with fixed monthly payments which we group into two categories: Vehicles and Equipment; and Land and Other. Our largest operating lease is for the dragline at BNI Energy which includes a termination payment at the end of the lease term if we do not exercise our purchase option. The amount of this payment is $3 million and is included in our calculation of the right-of-use asset and lease liability recorded. None of our other leases contain residual value guarantees.

The components of lease cost were as follows:

Three Months Ended March 31,	2019
Millions
Operating Lease Cost	$2.9

Other Information:
Operating Cash Flows From Operating Leases	$2.9

Balance Sheet Information Related to Leases:
Other Non-Current Assets	$34.0
Total Operating Lease Right-of-use Assets	$34.0

Other Current Liabilities	$8.4
Other Non-Current Liabilities	25.6
Total Operating Lease Liabilities	$34.0

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	4
Operating Leases - Land and Other	29

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	3.6%
Operating Leases - Land and Other	4.5%

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of lease liabilities were as follows:

March 31, 2019
Millions
2019	$9.9
2020	7.9
2021	6.1
2022	4.9
2023	3.1
Thereafter	9.4
Total Lease Payments Due	41.3
Less: Imputed Interest	7.3
Total Lease Obligations	34.0
Less: Current Lease Obligations	8.4
Long-term Lease Obligations	$25.6

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

Sale of U.S. Water Services. On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million. On March 26, 2019, ALLETE completed the sale and received approximately $265 million in cash at closing, net of transaction costs and cash retained. This amount is subject to adjustment for finalization of such items as estimated working capital. The Company recognized a gain on the sale of U.S. Water Services of approximately $10 million after-tax during the three months ended March 31, 2019.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2018 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $7.4 million for the three months ended March 31, 2019 ($24.1 million for three months ended March 31, 2018). With the implementation of final rates in Minnesota Power’s general rate case, certain revenue previously recognized under cost recovery riders was incorporated into base rates. (See 2016 Minnesota General Rate Case.)

2016 Minnesota General Rate Case. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.6 million as of March 31, 2019 ($40.0 million as of December 31, 2018), which is expected to be refunded in the second quarter of 2019.

2018 Wisconsin General Rate Case. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power’s next IRP filing is due October 1, 2020.

In 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas capacity dedication agreement. These agreements were subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW. A decision on the application is expected in 2020.

Regulatory Assets and Liabilities. Our regulated utility operations are subject to accounting guidance for the effect of certain types of regulation. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. With the exception of the regulatory asset for Boswell Units 1 and 2 net plant and equipment, no other regulatory assets are currently earning a return. The recovery, refund or credit to rates for these regulatory assets and liabilities will occur over the periods either specified by the applicable regulatory authority or over the corresponding period related to the asset or liability.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	March 31, 2019	December 31, 2018
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$218.0	$218.5
Income Taxes	103.2	105.5
Asset Retirement Obligations	32.4	32.6
Boswell 1 and 2 Net Plant and Equipment	14.8	16.3
Manufactured Gas Plant	8.1	8.0
PPACA Income Tax Deferral	4.9	5.0
Other	3.7	3.6
Total Non-Current Regulatory Assets	$385.1	$389.5

Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (b)	$40.6	$40.0
Transmission Formula Rates Refund	3.3	4.4
Provision for Tax Reform Refund (c)	0.5	10.7
Total Current Regulatory Liabilities	44.4	55.1
Non-Current Regulatory Liabilities
Income Taxes	389.4	396.4
Wholesale and Retail Contra AFUDC	67.3	64.4
Plant Removal Obligations	26.8	25.1
North Dakota Investment Tax Credits	12.3	14.7
Conservation Improvement Program	5.2	1.5
Transmission Formula Rates Refund	1.6	1.6
Cost Recovery Riders	—	6.9
Other	1.5	1.5
Total Non-Current Regulatory Liabilities	504.1	512.1
Total Regulatory Liabilities	$548.5	$567.2

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(b)	This amount is expected to be refunded to Minnesota Power’s regulated retail customers in the second quarter of 2019.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and will be refunded to SWL&P customers in 2019 and 2020.

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In the three months ended March 31, 2019, we invested $0.4 million in ATC, and on April 30, 2019, we invested an additional $2.3 million. We expect to make $5.8 million in additional investments in 2019.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2018	$128.1
Cash Investments	0.4
Equity in ATC Earnings	5.6
Distributed ATC Earnings	(4.4)
Amortization of the Remeasurement of Deferred Income Taxes	0.3
Equity Investment Balance as of March 31, 2019	$130.0

ATC’s authorized return on equity is 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 3. EQUITY INVESTMENTS (Continued)
Investment in ATC (Continued)

In 2016, a federal administrative law judge ruled on a complaint proposing a reduction in the base return on equity to 9.70 percent, or 10.20 percent including an incentive adder for participation in a regional transmission organization, subject to approval or adjustment by the FERC. A final decision from the FERC on the administrative law judge’s recommendation is pending.

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. As of March 31, 2019, our equity investment in Nobles 2 was $24.8 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

As a result of completing the sale of U.S. Water Services on March 26, 2019, there was no goodwill recorded as of March 31, 2019 ($148.5 million at December 31, 2018).

The balance of intangible assets, net, as of March 31, 2019, is as follows:

	December 31, 2018	Amortization	Other (b)	March 31, 2019
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$50.7	$(1.1)	$(49.6)	—
Developed Technology and Other (a)	7.5	(0.3)	(6.1)	$1.1
Total Definite-Lived Intangible Assets	58.2	(1.4)	(55.7)	1.1
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	n/a	(16.6)	—
Total Intangible Assets	$74.8	$(1.4)	$(72.3)	$1.1

(a)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

(b)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related intangible assets from the Consolidated Balance Sheet.

Amortization expense for intangible assets was $1.4 million for the three months ended March 31, 2019, and 2018. The remaining definite-lived intangible assets will continue to be amortized ratably through 2028.

NOTE 5. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 9. Fair Value to the Consolidated Financial Statements in our 2018 Form 10-K.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019, and December 31, 2018. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of March 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$12.3	—	—	$12.3
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$8.3	—	8.3
Cash Equivalents	1.0	—	—	1.0
Total Fair Value of Assets	$13.3	$8.3	—	$21.6

Liabilities
Deferred Compensation (c)	—	$21.6	—	$21.6
Total Fair Value of Liabilities	—	$21.6	—	$21.6
Total Net Fair Value of Assets (Liabilities)	$13.3	$(13.3)	—	—

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$12.2	—	—	$12.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.0	—	8.0
Cash Equivalents	1.0	—	—	1.0
Total Fair Value of Assets	$13.2	$8.0	—	$21.2

Liabilities
Deferred Compensation (c)	—	$19.8	—	$19.8
U.S. Water Services Contingent Consideration (d)	—	—	$3.8	3.8
Total Fair Value of Liabilities	—	$19.8	$3.8	$23.6
Total Net Fair Value of Assets (Liabilities)	$13.2	$(11.8)	$(3.8)	$(2.4)

(a)	Included in Other Investments on the Consolidated Balance Sheet.

(b)
As of March 31, 2019, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.7 million, in one year to less than three years was $4.0 million, in three years to less than five years was $1.8 million and in five or more years was $0.8 million.

(c)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other Current Liabilities on the Consolidated Balance Sheet.

The Level 3 liability in the preceding table is related to the contingent consideration liability that resulted from the 2015 acquisition of U.S. Water Services. Based on the terms and conditions of the acquisition agreement, a final payout of $3.8 million was made in the first quarter of 2019 for the remaining outstanding shares.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
March 31, 2019	$1,549.0	$1,639.5
December 31, 2018	$1,495.2	$1,534.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2019, and the year ended December 31, 2018, there were no triggering events or indicators of impairment for these non-financial assets.

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2019, and December 31, 2018:

March 31, 2019	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$14.7	$(0.4)	$14.3
Long-Term Debt	1,534.3	(9.3)	1,525.0
Total Debt	$1,549.0	$(9.7)	$1,539.3

December 31, 2018	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$57.9	$(0.4)	$57.5
Long-Term Debt	1,437.3	(8.8)	1,428.5
Total Debt	$1,495.2	$(9.2)	$1,486.0

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement (Credit Agreement). The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to $150 million and ALLETE may make two requests to extend the maturity date, each for a one-year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE’s commercial paper program and to issue up to $60 million in letters of credit.

On March 1, 2019, ALLETE issued and sold the following First Mortgage Bonds (the Bonds):

Maturity Date	Principal Amount	Interest Rate
March 1, 2029	$70 Million	4.08%
March 1, 2049	$30 Million	4.47%

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 6. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2019, our ratio was approximately 0.41 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of March 31, 2019, ALLETE was in compliance with its financial covenants.

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Our PPAs are summarized in Note 11. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2018 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2019, Square Butte had total debt outstanding of $302.6 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2019, was $20.5 million ($17.3 million for the three months ended March 31, 2018). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.1 million ($2.3 million for the same period in 2018). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2019 and in 2018.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2019 and a portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The estimated minimum payments under these supply and transportation agreements is $5.7 million for the remainder of 2019, $9.0 million in 2020, $7.5 million in 2021 and none thereafter. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $458.2 million have been incurred through March 31, 2019, of which $245.0 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which was received on April 4, 2019. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP, which was recommended for approval on November 15, 2018. Approval of the Canadian federal cabinet is also required.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP by September 2019. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. Any significant delays in the MMTP construction schedule may result in Minnesota Power adjusting the GNTL construction schedule and impact the timing of capital expenditures and associated cost recovery under our transmission cost recovery rider.

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

Climate Change. The scientific community generally accepts that emissions of GHG are linked to global climate change which creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased temperatures; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•	Expanding renewable power supply for both our operations and the operations of others;

•	Providing energy conservation initiatives for our customers and engaging in other demand side management efforts;

•	Improving efficiency of our generating facilities;

•	Supporting research of technologies to reduce carbon emissions from generating facilities and carbon sequestration efforts;

•	Evaluating and developing less carbon intensive future generating assets such as efficient and flexible natural gas-fired generating facilities;

•	Managing vegetation on right-of-way corridors to reduce potential wildfire or storm damage risks; and

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

If upheld, the CPP would establish uniform CO2 emission performance rates for existing fossil fuel-fired and natural gas-fired combined cycle generating units, setting state-specific goals for CO2 emissions from the power sector. State goals were determined based on CPP source-specific performance emission rates and each state’s mix of power plants. The EPA filed a motion with the U.S. Court of Appeals for the District of Columbia Circuit to hold CPP-related litigation in suspension while the EPA is reviewing the rule. In 2017, an Advanced Notice of Proposed Rulemaking for a CPP replacement rule was published in the Federal Register.

In August 2018, the EPA published the proposed Affordable Clean Energy Rule in the Federal Register, which is intended to replace the CPP with revised emission guidelines that inform the development, submittal, and implementation of State Implementation Plans (SIP) to reduce GHG emissions for existing steam generating units. If a state does not submit a SIP or submits a plan that is unacceptable to the EPA, the EPA would develop a Federal Implementation Plan (FIP). Minnesota Power generating facilities affected by this proposal include Boswell, Laskin, Taconite Harbor and Hibbard.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

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

Minnesota has already initiated several measures consistent with those called for under the CPP and proposed Affordable Clean Energy Rule. Minnesota Power is implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 2. Regulatory Matters.) We are unable to predict the GHG emission compliance costs we might incur; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders the bottom ash transport water and FGD wastewater provisions.

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and in March 2018, published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk‑based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changes the status of three existing impoundments at Boswell that must now be considered unlined. Compliance costs at Boswell due to the court decision are unknown at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of March 31, 2019, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2018), and an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. We expect to incur some or all of these costs over the next four years.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2019 and 2032. As of March 31, 2019, ALLETE Clean Energy has $21.6 million outstanding in standby letters of credit.

BNI Energy. As of March 31, 2019, BNI Energy had surety bonds outstanding of $49.9 million and a letter of credit for an additional $0.6 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $47.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of March 31, 2019, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of March 31, 2019, we owned 68 percent of the assessable land in the Town Center District (68 percent as of December 31, 2018) and 12 percent of the assessable land in the Palm Coast Park District (19 percent as of December 31, 2018). As of March 31, 2019, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $0.6 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 8. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2019			2018
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three Months Ended March 31,
Net Income	$70.5		$70.5	$51.0		$51.0
Average Common Shares	51.6	0.1	51.7	51.2	0.2	51.4
Earnings Per Share	$1.37		$1.37	$1.00		$0.99

NOTE 9. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2019	2018
Millions
Current Income Tax Expense (a)
Federal	—	—
State	$0.3	$0.7
Total Current Income Tax Expense	$0.3	$0.7
Deferred Income Tax Expense (Benefit)
Federal (b)	$(9.7)	$(6.8)
State (c)	12.5	2.6
Investment Tax Credit Amortization	(0.2)	(0.2)
Total Deferred Income Tax Expense (Benefit)	$2.6	$(4.4)
Total Income Tax Expense (Benefit)	$2.9	$(3.7)

(a)
For each of the three months ended March 31, 2019, and 2018, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.

(b)	For each of the three months ended March 31, 2019, and 2018, the federal income tax benefit is primarily due to production tax credits.

(c)	For the three months ended March 31, 2019, the state income tax expense is primarily due to the sale of U.S. Water Services.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 9. INCOME TAX EXPENSE (Continued)

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2019	2018
Millions
Income Before Income Taxes	$73.4	$47.3
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$15.4	$9.9
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	10.1	2.6
Production Tax Credits	(16.3)	(14.4)
Regulatory Differences – Excess Deferred Tax	(3.2)	(2.2)
U.S. Water Services Sale of Stock Basis Difference	2.4	—
Share-Based Compensation	(0.9)	(0.5)
Other	(4.6)	0.9
Total Income Tax Expense (Benefit)	$2.9	$(3.7)

For the three months ended March 31, 2019, the effective tax rate was an expense of 4.0 percent (benefit of 7.8 percent for the three months ended March 31, 2018). The effective tax rate included income tax expense of $10.2 million on the sale of U.S. Water Services.

Uncertain Tax Positions. As of March 31, 2019, we had gross unrecognized tax benefits of $1.3 million ($1.6 million as of December 31, 2018). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2015, or state examination for years before 2014.

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Millions
Three Months Ended March 31,
Service Cost	$2.3	$2.7	$1.0	$1.2
Non-Service Cost Components (a)
Interest Cost	8.0	7.4	1.9	1.8
Expected Return on Plan Assets	(11.0)	(11.0)	(2.6)	(2.7)
Amortization of Prior Service Credits	—	—	(0.4)	(0.4)
Amortization of Net Loss	1.8	3.0	0.1	0.2
Net Periodic Benefit Cost	$1.1	$2.1	—	$0.1

(a)	These components of net periodic benefit cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the three months ended March 31, 2019, we contributed $10.4 million in cash to the defined benefit pension plans ($15.0 million for the three months ended March 31, 2018); we do not expect to make additional contributions to our defined benefit pension plans in 2019. For the three months ended March 31, 2019, and 2018, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2019.

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 11. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services was our integrated water management company, which reflects operating results until the closing date of its sale on March 26, 2019. The ALLETE Clean Energy and U.S. Water Services reportable segments comprise our Energy Infrastructure and Related Services businesses. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

	Three Months Ended
	March 31,
	2019	2018
Millions
Operating Revenue
Regulated Operations
Residential	$45.2	$40.7
Commercial	38.9	36.6
Municipal	15.4	14.0
Industrial	121.6	114.9
Other Power Suppliers	39.4	43.7
Other	21.7	20.3
Total Regulated Operations	282.2	270.2

Energy Infrastructure and Related Services

ALLETE Clean Energy
Long-term PSA	14.6	18.6
Other	2.9	6.0
Total ALLETE Clean Energy	17.5	24.6

U.S. Water Services (a)
Point-in-Time	19.0	22.3
Contract	9.2	9.5
Capital Project	5.2	6.4
Total U.S. Water Services	33.4	38.2

Corporate and Other
Long-term Contract	20.2	20.0
Other	3.9	5.2
Total Corporate and Other	24.1	25.2
Total Operating Revenue	$357.2	$358.2
Net Income (Loss)
Regulated Operations	$51.5	$43.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	5.8	8.1
U.S. Water Services (a)	(1.1)	(1.4)

Corporate and Other (a)	14.3	0.4
Total Net Income	$70.5	$51.0

(a)
On March 26, 2019, ALLETE completed the sale of U.S. Water Services. The Company recognized a gain on the sale of approximately $10 million after-tax reflected in Corporate and Other in 2019. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. First Quarter 2019 Form 10-Q

NOTE 11. BUSINESS SEGMENTS (Continued)

	March 31, 2019	December 31, 2018
Millions
Assets
Regulated Operations	$3,962.7	$3,952.5

Energy Infrastructure and Related Services
ALLETE Clean Energy	643.8	606.6
U.S. Water Services (a)	—	295.8

Corporate and Other	612.3	310.1
Total Assets	$5,218.8	$5,165.0

(a)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services. (See Note 1. Operations and Significant Accounting Policies.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2018 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q and our 2018 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 23 of our 2018 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2018 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 16 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 2. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 555 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million. On March 26, 2019, ALLETE completed the sale and received approximately $265 million in cash at closing, net of transaction costs and cash retained. This amount is subject to adjustment for finalization of such items as estimated working capital.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota, ALLETE Properties, our legacy Florida real estate investment, our investment in Nobles 2, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. First Quarter 2019 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2019, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2019, to the three months ended March 31, 2018.

Net income for the three months ended March 31, 2019, was $70.5 million, or $1.37 per diluted share, compared to $51.0 million, or $0.99 per diluted share, for the same period in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of approximately $10 million after-tax, or $0.19 per share.

Regulated Operations net income was $51.5 million for the three months ended March 31, 2019, compared to $43.9 million for the same period in 2018. Net income at Minnesota Power was higher than in 2018 primarily due to lower operating and maintenance expenses, increased cost recovery rider revenue, lower property tax expense, and higher sales to residential customers resulting from cooler weather conditions in 2019. These increases were partially offset by lower industrial sales and the timing of fuel adjustment clause recoveries. Net income at SWL&P was higher than 2018 primarily due to higher rates effective January 1, 2019, and lower operating and maintenance expenses. Our after-tax equity earnings in ATC were higher than in 2018 primarily due to additional investments in ATC.

ALLETE Clean Energy net income was $5.8 million for the three months ended March 31, 2019, compared to $8.1 million for the same period in 2018. Net income in 2019 included lower revenue resulting from lower wind resources and availability due to weather as well as the renewal of PSAs at lower prices. These decreases were partially offset by $1.8 million of additional production tax credits generated as ALLETE Clean Energy continues to execute its refurbishment strategy.

U.S. Water Services net loss was $1.1 million for the three months ended March 31, 2019, compared to a net loss of $1.4 million for the same period in 2018.

Corporate and Other net income was $14.3 million for the three months ended March 31, 2019, compared to net income of $0.4 million for the same period in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of approximately $10 million after-tax. Net income in 2019 included additional income tax benefit as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate.

ALLETE, Inc. First Quarter 2019 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2019	2018
Millions
Operating Revenue – Utility	$282.2	$270.2
Fuel, Purchased Power and Gas – Utility	109.8	100.9
Transmission Services – Utility	18.3	18.4
Operating and Maintenance	47.7	55.5
Depreciation and Amortization	39.8	34.3
Taxes Other than Income Taxes	12.3	15.1
Operating Income	54.3	46.0
Interest Expense	(15.5)	(14.9)
Equity Earnings in ATC	5.6	4.7
Other Income	4.3	1.6
Income Before Income Taxes	48.7	37.4
Income Tax Benefit	(2.8)	(6.5)
Net Income	$51.5	$43.9

Operating Revenue – Utility increased $12.0 million, or 4 percent, from 2018 reflecting increased cost recovery rider revenue, higher fuel adjustment clause recoveries, and the timing of the provision for tax reform refund in 2018 related to income tax changes resulting from the TCJA, partially offset by lower revenue from kWh sales.

Cost recovery rider revenue contributed an incremental $7.3 million over current base rates compared to 2018 primarily due to higher expenditures related to the construction of the GNTL and fewer production tax credits recognized by Minnesota Power. (See Note 2. Regulatory Matters.) If production tax credits are recognized at a level below those assumed in Minnesota Power’s base rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Fuel adjustment clause recoveries increased $6.8 million due to higher fuel and purchased power costs attributable to retail and municipal customers.

Revenue was $4.7 million higher than 2018 reflecting the timing of Minnesota Power’s provision for tax reform refund in 2018. In the first quarter of 2018, Minnesota Power reserved for income tax benefits resulting from the reduction of the federal income tax rate enacted as part of the TCJA. In the second quarter of 2018, the MPUC allowed Minnesota Power to retain these income tax benefits to mostly offset an increase in depreciation expense resulting from the reconsideration of its decision in Minnesota Power’s general rate case to reduce the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035. (See Operating Expenses - Depreciation and Amortization.)

Revenue from kWh sales decreased $7.3 million from 2018 reflecting lower sales to Other Power Suppliers, Industrial customers and Municipal customers. These decreases were partially offset by higher sales to Residential customers. Sales to Residential customers increased in 2019 primarily due to cooler weather conditions in 2019 compared to 2018. Sales to Industrial customers decreased from 2018 reflecting in part lower sales to Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin. Sales to Municipal customers decreased in 2019 as a result of additional customer self-generation in 2019. Sales to Other Power Suppliers decreased from 2018 primarily due to fewer market sales, partially offset by the commencement of Minnesota Power’s PSA with Oconto Electric Cooperative in January 2019. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

ALLETE, Inc. First Quarter 2019 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Quantity	%
Three Months Ended March 31,	2019	2018	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	349	342	7	2.0%
Commercial	366	367	(1)	(0.3)%
Industrial	1,814	1,843	(29)	(1.6)%
Municipal	203	219	(16)	(7.3)%
Total Retail and Municipal	2,732	2,771	(39)	(1.4)%
Other Power Suppliers	822	1,003	(181)	(18.0)%
Total Regulated Utility Kilowatt-hours Sold	3,554	3,774	(220)	(5.8)%

Revenue from electric sales to taconite and iron concentrate customers accounted for 22 percent of consolidated operating revenue in 2019 (21 percent in 2018). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2019 (4 percent in 2018). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2019 (7 percent in 2018).

Operating Expenses increased $3.7 million, or 2 percent, from 2018.

Fuel, Purchased Power and Gas – Utility expense increased $8.9 million, or 9 percent, from 2018 primarily due to less generation and more purchased power, partially offset by lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense decreased $7.8 million, or 14 percent, from 2018 primarily due to lower salary and benefit expenses, and lower materials purchased for generation facilities.

Depreciation and Amortization expense increased $5.5 million, or 16 percent, from 2018 primarily due to the timing of modifications of the depreciable lives for Boswell as part of Minnesota Power’s general rate case. As part of its decision in Minnesota Power’s general rate case in 2018, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense in the first quarter of 2018. In the second quarter of 2018, as part of the reconsideration of its decision in Minnesota Power’s general rate case, the MPUC reduced the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035, resulting in higher depreciation expense beginning in the second quarter of 2018. (See Operating Revenue.)

Taxes Other than Income Taxes decreased $2.8 million, or 19 percent, from 2018 primarily due to lower property tax expenses resulting from lower estimated taxable market values.

Equity Earnings in ATC increased $0.9 million, or 19 percent, from 2018 primarily due to additional investments in ATC.

Other Income increased $2.7 million from 2018 due to various individually immaterial items.

Income Tax Benefit decreased $3.7 million from 2018 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2019 to be a lower income tax benefit than in 2018 primarily due to higher pre-tax income.

ALLETE Clean Energy

Three Months Ended March 31,	2019	2018
Millions
Operating Revenue	$17.5	$24.6
Net Income	$5.8	$8.1

Operating Revenue decreased $7.1 million, or 29 percent, from 2018 primarily due to lower kWh sales resulting from lower wind resources and availability due to weather, and the renewal of PSAs at lower prices.

ALLETE, Inc. First Quarter 2019 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Continued)
ALLETE Clean Energy (Continued)

	Three Months Ended March 31,
	2019		2018
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Armenia Mountain	80.4	$7.4	91.5	$8.3
Chanarambie/Viking	65.2	3.2	78.7	3.9
Condon	13.4	1.1	34.3	2.8
Lake Benton	52.6	2.9	70.4	3.4
Storm Lake I	53.4	1.1	62.5	3.3
Storm Lake II	34.8	1.6	47.9	2.9
Other	6.9	0.2	—	—
Total Production and Operating Revenue	306.7	$17.5	385.3	$24.6

Net Income decreased $2.3 million, or 28 percent, from 2018. Net income in 2019 included lower revenue resulting from lower wind resources and availability due to weather as well as the renewal of PSAs at lower prices. These decreases were partially offset by $1.8 million of additional production tax credits generated as ALLETE Clean Energy continues to execute on its refurbishment strategy.

U.S. Water Services

Three Months Ended March 31,	2019	2018
Millions
Operating Revenue	$33.4	$38.2
Net Loss	$(1.1)	$(1.4)

Operating Revenue decreased $4.8 million, or 13 percent, from 2018. Revenue from chemical sales and related services was $28.2 million in 2019 compared to $31.8 million in 2018. Revenue from capital projects was $5.2 million for 2019 compared to $6.4 million in 2018.

Net Loss decreased $0.3 million from 2018. The net loss in 2019 was similar to 2018.

Corporate and Other

Operating Revenue decreased $1.1 million, or 4 percent, from 2018 due to various individually insignificant items.

Net Income was $14.3 million in 2018 compared to net income of $0.4 million in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of approximately $10 million after-tax. Net income in 2019 also included additional income tax benefit as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. Net income at BNI Energy was $1.9 million in 2019 compared to net income of $1.8 million in 2018. The net loss at ALLETE Properties was $0.6 million in 2019 compared to a net loss of $0.5 million in 2018.

Income Taxes – Consolidated

For the three months ended March 31, 2019, the effective tax rate was an expense of 4.0 percent (benefit of 7.8 percent for the three months ended March 31, 2018). The effective tax rate for 2019 included income tax expense of $10.2 million on the sale of U.S. Water Services.

We expect our annual effective tax rate in 2019 to be similar to 2018 reflecting the sale of U.S. Water Services and higher production tax credits generated by ALLETE Clean Energy. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

ALLETE, Inc. First Quarter 2019 Form 10-Q

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Form 10-K.

OUTLOOK

For additional information see our 2018 Form 10-K.

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

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in its Energy Infrastructure and Related Services and other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2019. Over the next several years, the contribution of the Energy Infrastructure and Related Services and other businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 2. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2016 Minnesota General Rate Case. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power has recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.6 million as of March 31, 2019 ($40.0 million as of December 31, 2018), which is expected to be refunded in the second quarter of 2019.

2018 Wisconsin General Rate Case. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

ALLETE, Inc. First Quarter 2019 Form 10-Q

OUTLOOK (Continued)

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, iron concentrate, paper, pulp and secondary wood products, pipeline and other industries. Approximately 51 percent of our regulated utility kWh sales in the three months ended March 31, 2019, were made to our industrial customers (49 percent in the three months ended March 31, 2018).

Taconite and Iron Concentrate. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America. Minnesota Power also has provided electric service to three iron concentrate facilities capable of producing up to approximately 4 million tons of iron concentrate per year. Iron concentrate is used in the production of taconite pellets. These facilities have been idled since at least 2016. In July 2018, ERP Iron Ore announced it would no longer seek to restart its operations.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 82 percent of capacity during the first three months of 2019 compared to 75 percent in the first three months of 2018. The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2019 will increase by approximately one percent compared to 2018.

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

Northshore Mining. Cliffs has announced that it is investing further in its Minnesota ore operations, specifically it plans to invest approximately $90 million through 2020 to expand capacity for producing direct reduced-grade pellets at Northshore Mining. The additional direct reduced-grade pellets could be sold commercially or used to supply Cliff’s planned hot briquetted iron production plant in Toledo, Ohio. Cliffs has announced plans to begin shipping direct reduced-grade pellets to the Toledo plant later in 2019 in anticipation of the planned start of operations in 2020. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

Paper, Pulp and Secondary Wood Products. We expect operating levels in 2019 at the four major paper and pulp mills we serve to be similar to 2018.

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2020.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

ALLETE, Inc. First Quarter 2019 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

PolyMet. PolyMet is planning to start a new copper-nickel and precious metal (non-ferrous) mining operation in northeastern Minnesota. In 2015, PolyMet announced the completion of the final EIS by state and federal agencies, which was subsequently published in the Federal Register and Minnesota Environmental Quality Board Monitor. The Minnesota Department of Natural Resources (DNR) and the U.S. Army Corps of Engineers have both issued final Records of Decision, finding the final EIS adequate.

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. In November 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. In December 2018, the MPCA issued PolyMet’s final state water and air quality permits. On March 21, 2019, the U.S. Army Corps of Engineers issued PolyMet’s final federal permit. PolyMet now holds all necessary permits to construct and operate its mining operation. In June 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a 10‑year power supply contract with PolyMet that would begin upon start-up of operations.

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

In 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility (see Nobles 2 PPA) and a 10 MW solar energy facility (see Solar Energy) as well as approval of a 250 MW natural gas capacity dedication agreement. These agreements were subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW. A decision on the application is expected in 2020.

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct request for proposals for additional wind, solar and demand response resource additions subject to further MPUC approvals. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power’s next IRP filing is due October 1, 2020. (See Note 2. Regulatory Matters.)

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

Solar Energy. Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. In an October 2018 order, the MPUC approved a PPA for the output of the 10 MW Blanchard solar energy facility to be located in central Minnesota.

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. Currently, there is no approved customer billing rate for solar costs.

ALLETE, Inc. First Quarter 2019 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were provisionally approved by the MPUC in a November 2018 order.

Nobles 2 PPA. In the third quarter of 2018, Minnesota Power and Nobles 2 signed an amended long-term PPA that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwestern Minnesota for a 20-year period beginning in 2020. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. This agreement is subject to construction of the wind energy facility. (See Note 3. Equity Investments.)

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

The third PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The PPA is subject to the construction of the GNTL and MMTP. (See Note 7. Commitments, Guarantees and Contingencies.) The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The fourth PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL and MMTP. (See Note 7. Commitments, Guarantees and Contingencies.)

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Site clearing and pre‑construction activities commenced in the first quarter of 2017 with construction expected to be completed in 2020. To date, most of the right-of-way has been cleared while foundation installation and transmission tower construction have commenced. The total project cost in the U.S., including substation work, is estimated to be between $560 million and $710 million, of which Minnesota Power’s portion is expected to be between $300 million and $350 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $458.2 million have been incurred through March 31, 2019, of which $245.0 million has been recovered from a subsidiary of Manitoba Hydro.

Manitoba Hydro must obtain regulatory and governmental approvals related to the MMTP, a new transmission line in Canada that will connect with the GNTL. (See Note 7. Commitments, Guarantees and Contingencies.)

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. As of March 31, 2019, our equity investment in ATC was $130.0 million ($128.1 million as of December 31, 2018). In the first three months of 2019, we invested $0.4 million in ATC, and on April 30, 2019, we invested an additional $2.3 million. We expect to make $5.8 million of additional investments in 2019. (See Note 3. Equity Investments.)

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

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 555 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. First Quarter 2019 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

Federal production tax credit qualification is important to the economics of project development, and in 2016, 2017 and 2018 ALLETE Clean Energy invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of production tax credit qualified wind projects through 2022. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to 468 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $14 million in 2019, $17 million to $22 million annually in 2020 through 2027 and decreasing thereafter through 2030.

In March 2017, ALLETE Clean Energy announced it will build, own and operate a 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to be completed in late 2019. In March 2018, ALLETE Clean Energy announced that it will build, own and operate an 80 MW wind energy facility pursuant to a 15-year PSA with NorthWestern Corporation; construction is expected to be completed in 2019.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current portfolio of approximately 555 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW %	PSA Expiration
Armenia Mountain	Pennsylvania	101	100%	2024
Chanarambie/Viking	Minnesota	98
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2019
Storm Lake II	Iowa	77
PSA 1			90%	2020
PSA 2			10%	2032
Other	Minnesota	17	100%	2028

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

U.S. Water Services.

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million. On March 26, 2019, ALLETE completed the sale and received approximately $265 million in cash at closing, net of transaction costs and cash retained. This amount is subject to adjustment for finalization of such items as estimated working capital. ALLETE plans to use the proceeds from the sale primarily to reinvest in growth initiatives at our Regulated Operations and ALLETE Clean Energy.

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.4 million tons of lignite coal in 2019 (4.3 million tons were sold in 2018) and has sold 1.1 million tons for the three months ended March 31, 2019 (1.2 million tons were sold for the three months ended March 31, 2018). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million, of which our portion is expected to be approximately $170 million to $200 million. We expect to utilize tax equity to finance a portion of our project costs. We account for our investment in Nobles 2 under the equity method of accounting. As of March 31, 2019, our equity investment in Nobles 2 was $24.8 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs.

ALLETE, Inc. First Quarter 2019 Form 10-Q

OUTLOOK (Continued)
Corporate and Other (Continued)

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major projects in Florida are Town Center at Palm Coast and Palm Coast Park, with approximately 1,500 acres combined of land available for sale. In addition to these two projects, ALLETE Properties has approximately 600 acres of other land available for sale. Market conditions can impact land sales and could result in our inability to cover our cost basis and operating expenses including fixed carrying costs such as community development district assessments and property taxes.

Our strategy incorporates the possibility of a bulk sale of the entire ALLETE Properties portfolio. Proceeds from a bulk sale would be strategically deployed to support growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE Properties also continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure.

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2019. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 10 percent for 2019 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2019, we had cash and cash equivalents of $353.3 million, $387.0 million in available consolidated lines of credit and a debt-to-capital ratio of 41 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2019%		December 31, 2018%
Millions
Shareholders’ Equity	$2,198.7	59	$2,155.8	59
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,549.0	41	1,495.2	41
	$3,747.7	100	$3,651.0	100

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2019	2018
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.0	$110.1
Cash Flows from (used for)
Operating Activities	79.1	121.3
Investing Activities	185.1	(89.0)
Financing Activities	22.0	(26.5)
Change in Cash, Cash Equivalents and Restricted Cash	286.2	5.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$365.2	$115.9

ALLETE, Inc. First Quarter 2019 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Operating Activities. Cash from operating activities was lower in 2019 compared to 2018 primarily due to the refund of Minnesota Power’s provision for tax reform to customers, fewer customer deposits received and lower recoveries from customers under cost recovery riders in 2019. These decreases were partially offset by the timing of collections of accounts receivable.

Investing Activities. Cash from investing activities was higher in 2019 compared to 2018 primarily due to proceeds received from the sale of U.S. Water Services.

Financing Activities. Cash from financing activities was higher in 2019 primarily due to proceeds from the issuance of long-term debt. This increase was partially offset by higher repayments of long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2019, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2018), the majority of which expire in January 2024. We had $20.0 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of March 31, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018). In addition, as of March 31, 2019, we had 2.8 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the three months ended March 31, 2019, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $0.8 million (0.2 million shares were issued for the three months ended March 31, 2018, resulting in net proceeds of $4.3 million). These shares of common stock were registered under Registration Statement Nos. 333-211075, 333-183051 and 333-162890.

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement (Credit Agreement). The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to $150 million and ALLETE may make two requests to extend the maturity date, each for a one-year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE’s commercial paper program and to issue up to $60 million in letters of credit. (See Note 6. Short-Term and Long-Term Debt.)

Financial Covenants. See Note 6. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. (See Note 10. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2018 Form 10-K, with additional disclosure in Note 7. Commitments, Guarantees and Contingencies.

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

Credit Ratings	S&P Global Ratings	Moody’s
Issuer Credit Rating	BBB+	Baa1
Commercial Paper	A-2	P-2
First Mortgage Bonds	(a)	A2

(a)	Not rated by S&P Global Ratings.

ALLETE, Inc. First Quarter 2019 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On March 26, 2019, Moody’s downgraded the long-term ratings of ALLETE, including its issuer rating to Baa1 from A3, and changed its credit rating outlook to stable from negative. Moody’s noted the combined impact of the 2018 adverse general rate case outcome at Minnesota Power as well as its debt coverage ratios going forward as its rationale for the downgrade.

The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements. Our capital expenditures for 2019 are expected to be approximately $530 million. For the three months ended March 31, 2019, capital expenditures totaled $85.1 million ($52.6 million for the three months ended March 31, 2018). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

OTHER

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have been promulgated by both the EPA and state authorities over the past several years. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 7. Commitments, Guarantees and Contingencies.)

Employees.

As of March 31, 2019, ALLETE had 1,354 employees, of which 1,336 were full-time.

Minnesota Power and SWL&P have an aggregate of 449 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2020, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 182 employees, of which 136 are subject to a labor agreement with IBEW Local 1593. The labor agreement with IBEW Local 1593 expired on March 31, 2019. Negotiations are proceeding and we believe a ratified agreement will be agreed upon with no disruption to operations.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2019, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

ALLETE, Inc. First Quarter 2019 Form 10-Q

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2019, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2019, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. First Quarter 2019 Form 10-Q

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 11. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2018 Form 10-K and Note 2. Regulatory Matters and Note 7. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2018 Form 10-K.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. First Quarter 2019 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
2	Stock Purchase Agreement dated as of February 8, 2019, by and among Global Water Services Holding Company, Inc., ALLETE Enterprises, Inc. and Kurita America Holdings Inc.*
4(a)	Fortieth Supplemental Indenture, dated as of March 1, 2019, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Andres Serrano, as co-trustee.
4(b)
Amended and Restated Credit Agreement dated as of January 10, 2019, among ALLETE, as Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., Sole Lead Arranger and Sole Book Runner (Filed as Exhibit 10(b)(2) to 2018 Form 10-K, File No. 1-3548).

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
99
ALLETE News Release dated May 2, 2019, announcing 2019 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. ALLETE will furnish the omitted schedules to the SEC upon request.

ALLETE, Inc. First Quarter 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 2, 2019	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 2, 2019	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. First Quarter 2019 Form 10-Q