Form 10-Q
period 2019-06-30
ALLETE INC
filed 2019-08-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
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

Common Stock, without par value,
51,655,541 shares outstanding
as of June 30, 2019

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ALLETE, Inc. Second Quarter 2019 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EITE	Energy-Intensive Trade-Exposed
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency

ALLETE, Inc. Second Quarter 2019 Form 10-Q

Abbreviation or Acronym	Term
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
TCJA	Tax Cuts and Job Act of 2017 (Public Law 115-97)
Town Center District	Town Center at Palm Coast Community Development District in Florida
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
WTG	Wind Turbine Generator

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2019	December 31, 2018
Millions
Assets
Current Assets
Cash and Cash Equivalents	$203.1	$69.1
Accounts Receivable (Less Allowance of $1.1 and $1.7)	87.4	144.4
Inventories – Net	78.2	86.7
Prepayments and Other	28.6	34.1
Total Current Assets	397.3	334.3
Property, Plant and Equipment – Net	4,062.9	3,904.4
Regulatory Assets	391.2	389.5
Equity Investments	160.2	161.1
Goodwill and Intangible Assets – Net	1.1	223.3
Other Non-Current Assets	163.8	152.4
Total Assets	$5,176.5	$5,165.0
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$150.4	$149.8
Accrued Taxes	41.3	51.4
Accrued Interest	17.7	17.9
Long-Term Debt Due Within One Year	27.7	57.5
Other	59.5	128.5
Total Current Liabilities	296.6	405.1
Long-Term Debt	1,505.9	1,428.5
Deferred Income Taxes	213.5	223.6
Regulatory Liabilities	508.8	512.1
Defined Benefit Pension and Other Postretirement Benefit Plans	163.9	177.3
Other Non-Current Liabilities	282.8	262.6
Total Liabilities	2,971.5	3,009.2
Commitments, Guarantees and Contingencies (Note 7)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.7 and 51.5 Shares Issued and Outstanding	1,433.3	1,428.5
Accumulated Other Comprehensive Loss	(26.9)	(27.3)
Retained Earnings	798.6	754.6
Total Shareholders’ Equity	2,205.0	2,155.8
Total Liabilities and Shareholders’ Equity	$5,176.5	$5,165.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$249.8	$257.8	$532.0	$528.0
Contracts with Customers – Non-utility	37.7	80.4	109.8	162.4
Other – Non-utility	2.9	5.9	5.8	11.9
Total Operating Revenue	290.4	344.1	647.6	702.3
Operating Expenses
Fuel, Purchased Power and Gas – Utility	87.9	96.5	197.7	197.4
Transmission Services – Utility	19.2	16.8	37.5	35.2
Cost of Sales – Non-utility	16.5	37.0	47.1	69.9
Operating and Maintenance	66.7	86.8	142.9	173.3
Depreciation and Amortization	50.2	56.1	102.1	101.9
Taxes Other than Income Taxes	13.7	14.4	27.3	30.7
Total Operating Expenses	254.2	307.6	554.6	608.4
Operating Income	36.2	36.5	93.0	93.9
Other Income (Expense)
Interest Expense	(16.3)	(17.1)	(32.8)	(34.0)
Equity Earnings	4.8	4.3	10.4	9.0
Gain on Sale of U.S. Water Services	0.5	—	20.6	—
Other	4.2	2.2	11.6	4.3
Total Other Income (Expense)	(6.8)	(10.6)	9.8	(20.7)
Income Before Income Taxes	29.4	25.9	102.8	73.2
Income Tax Benefit	(4.8)	(5.4)	(1.9)	(9.1)
Net Income	$34.2	$31.3	$104.7	$82.3
Average Shares of Common Stock
Basic	51.6	51.3	51.6	51.2
Diluted	51.7	51.5	51.7	51.4
Basic Earnings Per Share of Common Stock	$0.66	$0.61	$2.03	$1.61
Diluted Earnings Per Share of Common Stock	$0.66	$0.61	$2.02	$1.60
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millions
Net Income	$34.2	$31.3	$104.7	$82.3
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $0.1, $–, $0.1 and $–	0.1	—	0.2	(0.1)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $–, $0.1, $0.1 and $0.2	0.2	0.3	0.2	0.7
Total Other Comprehensive Income	0.3	0.3	0.4	0.6
Total Comprehensive Income	$34.5	$31.6	$105.1	$82.9
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2019	2018
Millions
Operating Activities
Net Income	$104.7	$82.3
AFUDC – Equity	(1.3)	(0.5)
Income from Equity Investments – Net of Dividends	(2.2)	(0.4)
Depreciation Expense	100.8	99.2
Amortization of PSAs	(5.8)	(11.9)
Amortization of Other Intangible Assets and Other Assets	3.2	5.0
Deferred Income Tax Benefit	(2.1)	(9.5)
Share-Based and ESOP Compensation Expense	3.3	3.3
Defined Benefit Pension and Postretirement Benefit Expense	2.1	4.3
Payments / Provision for Interim Rate Refund	(40.0)	8.8
Payments / Provision for Tax Reform Refund	(10.3)	6.7
Bad Debt Expense	(0.6)	0.7
Gain on Sale of U.S. Water Services	(20.6)	—
Changes in Operating Assets and Liabilities
Accounts Receivable	34.0	1.7
Inventories	(9.5)	(3.2)
Prepayments and Other	3.3	2.8
Accounts Payable	(11.2)	8.1
Other Current Liabilities	(23.9)	(1.3)
Cash Contributions to Defined Benefit Pension Plans	(10.4)	(15.0)
Changes in Regulatory and Other Non-Current Assets	(11.9)	5.8
Changes in Regulatory and Other Non-Current Liabilities	(6.4)	7.5
Cash from Operating Activities	95.2	194.4
Investing Activities
Proceeds from Sale of Available-for-sale Securities	6.0	7.2
Payments for Purchase of Available-for-sale Securities	(5.9)	(9.8)
Payments for Equity Investments	(4.6)	(3.9)
Return of Capital from Equity Investments	8.3	—
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	264.2	—
Additions to Property, Plant and Equipment	(236.0)	(133.4)
Other Investing Activities	14.0	1.4
Cash from (for) Investing Activities	46.0	(138.5)
Financing Activities
Proceeds from Issuance of Common Stock	1.5	10.7
Proceeds from Issuance of Long-Term Debt	100.0	72.0
Repayments of Long-Term Debt	(49.8)	(57.9)
Acquisition-Related Contingent Consideration Payments	(3.8)	—
Dividends on Common Stock	(60.7)	(57.4)
Other Financing Activities	(0.8)	(0.6)
Cash for Financing Activities	(13.6)	(33.2)
Change in Cash, Cash Equivalents and Restricted Cash	127.6	22.7
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.0	110.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$206.6	$132.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,431.1	$1,407.4	$1,428.5	$1,401.4
Common Stock Issued	2.2	8.0	4.8	14.0
Balance, End of Period	1,433.3	1,415.4	1,433.3	1,415.4

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(27.2)	(27.9)	(27.3)	(28.2)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.1	—	0.2	(0.1)
Defined Benefit Pension and Other Postretirement Plans	0.2	0.3	0.2	0.7
Balance, End of Period	(26.9)	(27.6)	(26.9)	(27.6)

Retained Earnings
Balance, Beginning of Period	794.8	717.8	754.6	695.5
Net Income	34.2	31.3	104.7	82.3
Common Stock Dividends	(30.4)	(28.7)	(60.7)	(57.4)
Balance, End of Period	798.6	720.4	798.6	720.4

Total Shareholders’ Equity	$2,205.0	$2,108.2	$2,205.0	$2,108.2

Dividends Per Share of Common Stock	$0.5875	$0.56	$1.175	$1.12

The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2018, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2019, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and notes included in our 2018 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2019, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. In prior periods presented, the amounts also include U.S. Water Services' standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs. In prior periods presented, the amounts also include deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Millions
Cash and Cash Equivalents	$203.1	$69.1	$121.9	$98.9
Restricted Cash included in Prepayments and Other	0.9	1.3	2.3	2.6
Restricted Cash included in Other Non-Current Assets	2.6	8.6	8.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$206.6	$79.0	$132.8	$110.1

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2019	December 31, 2018
Millions
Fuel (a)	$33.4	$26.0
Materials and Supplies	44.8	44.2
Raw Materials (b)	—	2.8
Work in Progress (b)	—	6.1
Finished Goods (b)	—	8.4
Reserve for Obsolescence (b)	—	(0.8)
Total Inventories – Net	$78.2	$86.7

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

(b)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related inventory items from the Consolidated Balance Sheet.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2019	December 31, 2018
Millions
Contract Assets (a)	$29.2	$30.7
Finance Receivable (b)	—	10.4
Operating Lease Right-of-use Assets (c)	31.2	—
ALLETE Properties	22.6	24.4
Other	80.8	86.9
Total Other Non-Current Assets	$163.8	$152.4

(a)
Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

(b)	Finance Receivable related to the 2016 sale of Ormond Crossings and Lake Swamp, which was collected in the second quarter of 2019.

(c)	See Leases.

Other Current Liabilities	June 30, 2019	December 31, 2018
Millions
Provision for Interim Rate Refund (a)	—	$40.0
PSAs	$12.4	12.6
Contract Liabilities (b)	—	7.6
Provision for Tax Reform Refund (c)	0.4	10.7
Contingent Consideration (d)	—	3.8
Operating Lease Liabilities (e)	7.2	—
Other	39.5	53.8
Total Other Current Liabilities	$59.5	$128.5

(a)	Provision for Interim Rate Refund was refunded to Minnesota Power’s retail customers in the second quarter of 2019.

(b)	Contract Liabilities consist of deposits received as a result of entering into contracts with our customers prior to completing our performance obligations.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and will be refunded to SWL&P customers in 2019 and 2020.

(d)	Contingent Consideration related to the earnings-based payment resulting from the U.S. Water Services acquisition was paid in the first quarter of 2019.

(e)	See Leases.

Other Non-Current Liabilities	June 30, 2019	December 31, 2018
Millions
Asset Retirement Obligation	$142.7	$138.6
PSAs	70.7	76.9
Operating Lease Liabilities (a)	24.0	—
Other	45.4	47.1
Total Other Non-Current Liabilities	$282.8	$262.6

(a)	See Leases.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2019	2018
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$33.8	$33.0
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$21.1	$(39.4)
Reclassification of Property, Plant and Equipment to Inventory (a)	—	$46.3
Recognition of Right-of-use Assets and Lease Liabilities (b)	$31.2	—
Capitalized Asset Retirement Costs	$1.4	$20.8
AFUDC–Equity	$1.3	$0.5

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

Leases. In 2016, the FASB issued an accounting standard update which revised the existing guidance for leases. Under the revised guidance, lessees are required to recognize right-of-use assets and lease liabilities on the Consolidated Balance Sheet for leases with terms greater than 12 months. The new standard also requires additional qualitative and quantitative disclosures by lessees and lessors to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The accounting for leases by lessors and the recognition, measurement and presentation of expenses and cash flows from leases is not expected to significantly change as a result of the new guidance. The Company adopted this guidance in the first quarter of 2019 using the optional transition method and the package of practical expedients, which allowed for the adoption of the standard as of January 1, 2019, without restating previously disclosed information. Management elected the optional transition method of adoption due to the overall immateriality of the balance sheet gross up in the period of adoption. The package of practical expedients allowed management to not reassess the lease classification for leases, including those that had expired during the periods presented or that still existed at the time of adoption. We have included additional disclosures in the notes to the consolidated financial statements. (See Leases.)

Leases. We determine if a contract is, or contains, a lease at inception and recognize a right-of-use asset and lease liability for all leases with a term greater than 12 months. Our right-of-use assets and lease liabilities for operating leases are included in Other Non-Current Assets, Other Current Liabilities and Other Non-Current Liabilities, respectively, in our Consolidated Balance Sheet. We currently do not have any finance leases.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Our leases may include options to extend or buy out the lease at certain points throughout the term, and if it is reasonably certain that we will exercise that option at lease commencement, we include those rental payments in our calculation of the right-of-use asset and lease liability. Lease and rent expense is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recognized on the Consolidated Balance Sheet.

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

Additional information on the components of lease cost and presentation of cash flows were as follows:

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Millions
Operating Lease Cost	$2.8	$5.7

Other Information:
Operating Cash Flows From Operating Leases	$2.8	$5.7

Additional information related to leases was as follows:

June 30,
2019
Millions
Balance Sheet Information Related to Leases:
Other Non-Current Assets	$31.2
Total Operating Lease Right-of-use Assets	$31.2

Other Current Liabilities	$7.2
Other Non-Current Liabilities	24.0
Total Operating Lease Liabilities	$31.2

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	4
Operating Leases - Land and Other	29

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	3.2%
Operating Leases - Land and Other	4.5%

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of lease liabilities were as follows:

June 30, 2019
Millions
2019	$4.2
2020	7.9
2021	6.1
2022	4.9
2023	3.1
Thereafter	9.4
Total Lease Payments Due	35.6
Less: Imputed Interest	4.4
Total Lease Obligations	31.2
Less: Current Lease Obligations	7.2
Long-term Lease Obligations	$24.0

Sale of U.S. Water Services. On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. for a cash purchase price of $270 million. On March 26, 2019, ALLETE completed the sale and received approximately $265 million in cash at closing, net of transaction costs and cash retained. The Company recognized a gain on the sale of U.S. Water Services of $11.1 million after-tax in 2019.

ALLETE Clean Energy Asset Acquisition. On May 3, 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power to Walmart Inc., Smithfield Foods, Inc. and Starbucks Corporation under long-term power sales agreements. Construction is expected to begin in late 2019 and be completed in the second half of 2020.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2018 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $17.4 million for the six months ended June 30, 2019 ($52.1 million for six months ended June 30, 2018). With the implementation of final rates in Minnesota Power’s general rate case, certain revenue previously recognized under cost recovery riders was incorporated into base rates. (See 2016 Minnesota General Rate Case.)

2016 Minnesota General Rate Case. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018, which was refunded in the second quarter of 2019.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2018 Wisconsin General Rate Case. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On July 9, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor to include investments made for the GNTL.

Fuel Adjustment Clause Reform. In a December 2017 order, the MPUC adopted a program to implement certain procedural reforms to Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. With this order, the method of accounting for all Minnesota electric utilities changed to a monthly budgeted, forward-looking FAC with annual prudence review and true-up to actual allowed costs. On May 1, 2019, Minnesota Power filed its fuel adjustment forecast for 2020 with the MPUC.

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power’s next IRP filing is due October 1, 2020.

In 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility and a 10 MW solar energy facility as well as approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW. A decision on the application is expected in 2020.

Conservation Improvement Program. On April 1, 2019, Minnesota Power submitted its 2018 consolidated filing, which detailed Minnesota Power’s CIP program results and requested a CIP financial incentive of $2.8 million based upon MPUC procedures, which was approved by the MPUC in an order dated July 19, 2019. In 2018, the CIP financial incentive of $3.0 million was recognized in the third quarter upon approval by the MPUC of Minnesota Power’s 2017 CIP consolidated filing. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	June 30, 2019	December 31, 2018
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$216.5	$218.5
Income Taxes	102.2	105.5
Asset Retirement Obligations	32.3	32.6
Boswell 1 and 2 Net Plant and Equipment	13.5	16.3
Cost Recovery Riders	10.0	—
Manufactured Gas Plant	8.1	8.0
PPACA Income Tax Deferral	4.9	5.0
Other	3.7	3.6
Total Non-Current Regulatory Assets	$391.2	$389.5

Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (b)	—	$40.0
Transmission Formula Rates Refund	$3.1	4.4
Provision for Tax Reform Refund (c)	0.4	10.7
Total Current Regulatory Liabilities	3.5	55.1
Non-Current Regulatory Liabilities
Income Taxes	386.2	396.4
Wholesale and Retail Contra AFUDC	70.6	64.4
Plant Removal Obligations	29.3	25.1
North Dakota Investment Tax Credits	12.3	14.7
Conservation Improvement Program	7.0	1.5
Transmission Formula Rates Refund	0.8	1.6
Cost Recovery Riders	—	6.9
Other	2.6	1.5
Total Non-Current Regulatory Liabilities	508.8	512.1
Total Regulatory Liabilities	$512.3	$567.2

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(b)	This amount was refunded to Minnesota Power’s regulated retail customers in the second quarter of 2019.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and will be refunded to SWL&P customers in 2019 and 2020.

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In the six months ended June 30, 2019, we invested $2.7 million in ATC, and on July 31, 2019, we invested an additional $1.9 million. We expect to make approximately $4 million in additional investments in 2019.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2018	$128.1
Cash Investments	2.7
Equity in ATC Earnings	10.4
Distributed ATC Earnings	(8.2)
Amortization of the Remeasurement of Deferred Income Taxes	0.6
Equity Investment Balance as of June 30, 2019	$133.6

ATC’s authorized return on equity is 10.32 percent, or 10.82 percent including an incentive adder for participation in a regional transmission organization.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. As of June 30, 2019, our equity investment in Nobles 2 was $26.6 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs. We expect to make approximately $33 million in additional investments in 2019.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

As a result of completing the sale of U.S. Water Services on March 26, 2019, there was no goodwill recorded as of June 30, 2019 ($148.5 million at December 31, 2018).

The balance of intangible assets, net, as of June 30, 2019, is as follows:

	December 31, 2018	Amortization	Other (b)	June 30, 2019
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$50.7	$(1.1)	$(49.6)	—
Developed Technology and Other (a)	7.5	(0.3)	(6.1)	$1.1
Total Definite-Lived Intangible Assets	58.2	(1.4)	(55.7)	1.1
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	n/a	(16.6)	—
Total Intangible Assets	$74.8	$(1.4)	$(72.3)	$1.1

(a)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

(b)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related intangible assets from the Consolidated Balance Sheet.

Amortization expense for intangible assets was $1.4 million for the six months ended June 30, 2019 ($2.7 million for the six months ended June 30, 2018). The remaining definite-lived intangible assets will continue to be amortized ratably through 2028.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019, and December 31, 2018. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of June 30, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.9	—	—	$10.9
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$9.5	—	9.5
Cash Equivalents	1.1	—	—	1.1
Total Fair Value of Assets	$12.0	$9.5	—	$21.5

Liabilities
Deferred Compensation (c)	—	$21.7	—	$21.7
Total Fair Value of Liabilities	—	$21.7	—	$21.7
Total Net Fair Value of Assets (Liabilities)	$12.0	$(12.2)	—	$(0.2)

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$12.2	—	—	$12.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.0	—	8.0
Cash Equivalents	1.0	—	—	1.0
Total Fair Value of Assets	$13.2	$8.0	—	$21.2

Liabilities
Deferred Compensation (c)	—	$19.8	—	$19.8
U.S. Water Services Contingent Consideration (d)	—	—	$3.8	3.8
Total Fair Value of Liabilities	—	$19.8	$3.8	$23.6
Total Net Fair Value of Assets (Liabilities)	$13.2	$(11.8)	$(3.8)	$(2.4)

(a)	Included in Other Non-Current Assets on the Consolidated Balance Sheet.

(b)
As of June 30, 2019, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $3.1 million, in one year to less than three years was $3.9 million, in three years to less than five years was $1.6 million and in five or more years was $0.9 million.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
June 30, 2019	$1,543.0	$1,684.3
December 31, 2018	$1,495.2	$1,534.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2019, and the year ended December 31, 2018, there were no triggering events or indicators of impairment for these non-financial assets.

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2019, and December 31, 2018:

June 30, 2019	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$28.1	$(0.4)	$27.7
Long-Term Debt	1,514.9	(9.0)	1,505.9
Total Debt	$1,543.0	$(9.4)	$1,533.6

December 31, 2018	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$57.9	$(0.4)	$57.5
Long-Term Debt	1,437.3	(8.8)	1,428.5
Total Debt	$1,495.2	$(9.2)	$1,486.0

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement, as amended (Credit Agreement). The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to $150 million and ALLETE may make two requests to extend the maturity date, each for a one-year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE’s commercial paper program and to issue up to $100 million in letters of credit.

We had $56.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018).

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 6. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2019, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2019, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of June 30, 2019, Square Butte had total debt outstanding of $301.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2019, was $41.1 million ($37.7 million for the six months ended June 30, 2018). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $4.2 million ($4.6 million for the same period in 2018). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and with construction on schedule, Minnesota Power expects the GNTL to be complete and in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $750 million, of which Minnesota Power’s portion is expected to be approximately $345 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $510.8 million have been incurred through June 30, 2019, of which $272.7 million has been recovered from a subsidiary of Manitoba Hydro.

In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which was received on April 4, 2019. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP, which was recommended for approval on November 15, 2018. On June 14, 2019, Manitoba Hydro announced Canada’s federal government approved the MMTP project, subject to certain compliance conditions.

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro has indicated that it would need to start construction of the MMTP by September 2019. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. In the event the MMTP is delayed and not in-service by June 1, 2020, Minnesota Power has construction and related agreements in place with Manitoba Hydro and a Manitoba Hydro subsidiary that will protect Minnesota Power and its customers.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

EPA Regulation of GHG Emissions. On June 19, 2019, the EPA finalized several separate rulemakings regarding regulating carbon emissions from electric utility generating units.

The EPA repealed the Clean Power Plan (CPP), following a determination by the EPA that the CPP exceeded the EPA’s statutory authority under the Clean Air Act (CAA). The primary reason for this was that the CPP attempted to regulate electric generating unit’s carbon emissions through measures outside of the affected unit’s direct control. The CPP was first announced as a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”.

With the repeal of the CPP, the Affordable Clean Energy Rule was finalized. The rule establishes emissions guidelines for states to use when developing plans to limit carbon dioxide at coal-fired power plants. The rule identifies heat rate improvements made at individual units as the best system of emission reduction. Affected facilities for Minnesota Power include Boswell Units 3 and 4. Based on our initial review of the rule, many of the candidate heat rate improvements are already installed on Boswell Units 3 and 4.

Additionally, the EPA finalized new regulations for the state implementation of the Affordable Clean Energy Rule and any future emission guidelines issued under CAA Section 111(d). States will have three years to submit State Implementation Plans (SIP), and the EPA has 12 months to review and approve those plans. Since the Affordable Clean Energy Rule allows states considerable flexibility in how to best implement its requirements, Minnesota Power plans to work closely with the MPCA and the Minnesota Department of Commerce, who are currently co-reviewing the rule as the state develops its SIP. If a state does not submit a SIP or submits a SIP that is unacceptable to the EPA, the EPA will develop a Federal Implementation Plan.

Minnesota had already initiated several measures consistent with those called for under the now repealed CPP and finalized Affordable Clean Energy Rule. Minnesota Power continues implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. (See Note 2. Regulatory Matters.) We are unable to predict the GHG emission compliance costs we might incur as a result of the Affordable Clean Energy Rule and the resulting SIP; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate.

The final ELG's potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge to surface waters, but may do so in the future. Under the existing ELG rule, bottom ash transport water discharge to surface waters must cease no later than December 31, 2023. Bottom ash contact water will either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system will need to be converted to a dry process. If FGD wastewater is discharged in the future, it will require additional wastewater treatment. The ELG rule provision regarding these two waste-streams are being reconsidered and may change prior to November 1, 2020. Efforts have been underway at Boswell to reduce the amount of water discharged and evaluate potential re‑use options in its plant processes. The EPA’s additional reconsideration of legacy wastewater discharge requirements have the potential to reduce time lines for dewatering Boswell’s existing bottom ash pond. The timing of a draft rule addressing legacy wastewater and leachate is currently unknown.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of June 30, 2019, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2018), and an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2019 and 2032. As of June 30, 2019, ALLETE Clean Energy has $58.4 million outstanding in standby letters of credit.

BNI Energy. As of June 30, 2019, BNI Energy had surety bonds outstanding of $66.5 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $65.8 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of June 30, 2019, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $8.6 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $6.1 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of June 30, 2019, we owned 66 percent of the assessable land in the Town Center District (68 percent as of December 31, 2018) and 12 percent of the assessable land in the Palm Coast Park District (19 percent as of December 31, 2018). As of June 30, 2019, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $0.6 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 8. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2019			2018
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income	$34.2		$34.2	$31.3		$31.3
Average Common Shares	51.6	0.1	51.7	51.3	0.2	51.5
Earnings Per Share	$0.66		$0.66	$0.61		$0.61
Six Months Ended June 30,
Net Income	$104.7		$104.7	$82.3		$82.3
Average Common Shares	51.6	0.1	51.7	51.2	0.2	51.4
Earnings Per Share	$2.03		$2.02	$1.61		$1.60

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millions
Current Income Tax Expense (Benefit) (a)
Federal	—	—	—	—
State	$(0.1)	$(0.3)	$0.2	$0.4
Total Current Income Tax Expense (Benefit)	$(0.1)	$(0.3)	$0.2	$0.4
Deferred Income Tax Expense (Benefit)
Federal (b)	$(7.1)	$(7.4)	$(16.8)	$(14.2)
State (c)	2.5	2.4	15.0	5.0
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.3)	(0.3)
Total Deferred Income Tax Benefit	$(4.7)	$(5.1)	$(2.1)	$(9.5)
Total Income Tax Benefit	$(4.8)	$(5.4)	$(1.9)	$(9.1)

(a)
For each of the six months ended June 30, 2019, and 2018, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.

(b)	For each of the six months ended June 30, 2019, and 2018, the federal income tax benefit is primarily due to production tax credits.

(c)	For the six months ended June 30, 2019, the state income tax expense is primarily due to the sale of U.S. Water Services.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 9. INCOME TAX EXPENSE (Continued)

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2019	2018	2019	2018
Millions
Income Before Income Taxes	$29.4	$25.9	$102.8	$73.2
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$6.2	$5.4	$21.6	$15.4
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	1.9	1.6	12.0	4.2
Production Tax Credits	(9.8)	(11.2)	(26.1)	(25.6)
Regulatory Differences – Excess Deferred Tax	(1.6)	(2.2)	(4.8)	(4.4)
U.S. Water Services Sale of Stock Basis Difference	(0.7)	—	1.7	—
Share-Based Compensation	—	—	(0.9)	(0.5)
Other	(0.8)	1.0	(5.4)	1.8
Total Income Tax Benefit	$(4.8)	$(5.4)	$(1.9)	$(9.1)

For the six months ended June 30, 2019, the effective tax rate was a benefit of 1.8 percent (benefit of 12.4 percent for the six months ended June 30, 2018). The effective tax rate for 2019 was a lower benefit primarily due to a higher tax rate on the gain on the sale of U.S. Water Services and higher pre-tax income.

Uncertain Tax Positions. As of June 30, 2019, we had gross unrecognized tax benefits of $1.3 million ($1.6 million as of December 31, 2018). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2015, or state examination for years before 2014.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost	2019	2018	2019	2018
Millions
Quarter Ended June 30,
Service Cost	$2.4	$2.8	$1.0	$1.3
Non-Service Cost Components (a)
Interest Cost	8.0	7.4	1.9	1.8
Expected Return on Plan Assets	(11.1)	(11.1)	(2.7)	(2.8)
Amortization of Prior Service Credits	(0.1)	—	(0.4)	(0.5)
Amortization of Net Loss	1.9	3.0	0.1	0.2
Net Periodic Benefit Cost	$1.1	$2.1	$(0.1)	—

Six Months Ended June 30,
Service Cost	$4.7	$5.5	$2.0	$2.5
Non-Service Cost Components (a)
Interest Cost	16.0	14.8	3.8	3.6
Expected Return on Plan Assets	(22.1)	(22.1)	(5.3)	(5.5)
Amortization of Prior Service Credits	(0.1)	—	(0.8)	(0.9)
Amortization of Net Loss	3.7	6.0	0.2	0.4
Net Periodic Benefit Cost	$2.2	$4.2	$(0.1)	$0.1

(a)	These components of net periodic benefit cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2019, we contributed $10.4 million in cash to the defined benefit pension plans ($15.0 million for the six months ended June 30, 2018); we do not expect to make additional contributions to our defined benefit pension plans in 2019. For the six months ended June 30, 2019, and 2018, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2019.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

NOTE 11. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Millions
Operating Revenue
Regulated Operations
Residential	$29.2	$30.7	$74.4	$71.4
Commercial	34.9	36.2	73.8	72.8
Municipal	12.2	13.7	27.6	27.7
Industrial	120.3	115.3	241.9	230.2
Other Power Suppliers	35.2	42.7	74.6	86.4
Other	18.0	19.2	39.7	39.5
Total Regulated Operations	249.8	257.8	532.0	528.0

Energy Infrastructure and Related Services

ALLETE Clean Energy
Long-term PSA	12.5	12.4	27.1	31.0
Other	2.9	5.9	5.8	11.9
Total ALLETE Clean Energy	15.4	18.3	32.9	42.9

U.S. Water Services (a)
Point-in-Time	—	25.7	19.0	48.0
Contract	—	9.5	9.2	19.0
Capital Project	—	6.3	5.2	12.7
Total U.S. Water Services	—	41.5	33.4	79.7

Corporate and Other
Long-term Contract	21.2	22.7	41.4	42.7
Other	4.0	3.8	7.9	9.0
Total Corporate and Other	25.2	26.5	49.3	51.7
Total Operating Revenue	$290.4	$344.1	$647.6	$702.3
Net Income (Loss)
Regulated Operations	$30.3	$26.0	$81.8	$69.9

Energy Infrastructure and Related Services
ALLETE Clean Energy	1.9	6.8	7.7	14.9
U.S. Water Services (a)	—	0.2	(1.1)	(1.2)

Corporate and Other (a)	2.0	(1.7)	16.3	(1.3)
Total Net Income	$34.2	$31.3	$104.7	$82.3

(a)
On March 26, 2019, ALLETE completed the sale of U.S. Water Services. The Company recognized a gain on the sale of $11.1 million after-tax reflected in Corporate and Other in 2019. (See Note 1. Operations and Significant Accounting Policies.)

	June 30, 2019	December 31, 2018
Millions
Assets
Regulated Operations	$4,004.4	$3,952.5

Energy Infrastructure and Related Services
ALLETE Clean Energy	755.0	606.6
U.S. Water Services (a)	—	295.8

Corporate and Other	417.1	310.1
Total Assets	$5,176.5	$5,165.0

(a)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2019, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2019, to the six months ended June 30, 2018.

Net income for the six months ended June 30, 2019, was $104.7 million, or $2.02 per diluted share, compared to $82.3 million, or $1.60 per diluted share, for the same period in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $11.1 million after-tax, or $0.21 per share. Earnings per share dilution was $0.02 due to additional shares of common stock outstanding as of June 30, 2019.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income was $81.8 million for the six months ended June 30, 2019, compared to $69.9 million for the same period in 2018. Net income at Minnesota Power was higher than 2018 primarily due to lower operating and maintenance and property tax expenses, increased cost recovery rider revenue, the timing of fuel adjustment clause recoveries and higher revenue from wholesale customers under FERC formula-based rates. These increases were partially offset by lower kWh sales. Net income at Superior Water, Light and Power was higher than 2018 primarily due to higher rates and lower operating and maintenance expenses. Our after-tax equity earnings in ATC were higher than 2018 primarily due to additional investments.

ALLETE Clean Energy net income was $7.7 million for the six months ended June 30, 2019, compared to $14.9 million for the same period in 2018. Net income in 2018 included $2.6 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. Net income in 2019 included lower revenue resulting from lower wind resources and availability due to weather as well as lower non-cash amortization related to the expiration of power sales agreements, and higher depreciation expense. These decreases were partially offset by $2.0 million of additional production tax credits generated in 2019 compared to production tax credits generated in 2018 as ALLETE Clean Energy continues to execute its refurbishment strategy.

U.S. Water Services net loss was $1.1 million for the six months ended June 30, 2019, compared to a net loss of $1.2 million for the same period in 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net income was $16.3 million for the six months ended June 30, 2019, compared to a net loss of $1.3 million for the same period in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $11.1 million after-tax. Net income in 2019 also included additional income tax benefit recorded in 2019 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate.

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2019 AND 2018

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2019	2018
Millions
Operating Revenue – Utility	$249.8	$257.8
Fuel, Purchased Power and Gas – Utility	87.9	96.5
Transmission Services – Utility	19.2	16.8
Operating and Maintenance	54.2	54.9
Depreciation and Amortization	40.2	44.5
Taxes Other than Income Taxes	12.5	13.0
Operating Income	35.8	32.1
Interest Expense	(14.4)	(15.1)
Equity Earnings	4.8	4.3
Other Income	2.8	1.0
Income Before Income Taxes	29.0	22.3
Income Tax Benefit	(1.3)	(3.7)
Net Income	$30.3	$26.0

Operating Revenue – Utility decreased $8.0 million, or 3 percent, from 2018 as a result of lower revenue from kWh sales and the timing of the provision for tax reform refund in 2018 related to income tax changes resulting from the TCJA, partially offset by higher fuel adjustment clause recoveries, increased cost recovery rider revenue and higher FERC formula-based rates.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Revenue from kWh sales decreased $15.0 million from 2018 reflecting lower sales residential, commercial and municipal customers as well as lower sales to other power suppliers. Sales to residential and commercial customers decreased from 2018 primarily due to milder weather in 2019 compared to the same period in 2018. Sales to municipal customers decreased in 2019 as a result of additional customer self-generation in 2019. Sales to other power suppliers decreased in 2019 primarily due to fewer market sales and sales under PSAs as a result of less generation available for sale, partially offset by the commencement of Minnesota Power’s PSA with Oconto Electric Cooperative in January 2019. Sales to other power suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

Kilowatt-hours Sold			Quantity	%
Quarter Ended June 30,	2019	2018	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	232	243	(11)	(4.5)%
Commercial	317	339	(22)	(6.5)%
Industrial	1,773	1,781	(8)	(0.4)%
Municipal	170	188	(18)	(9.6)%
Total Retail and Municipal	2,492	2,551	(59)	(2.3)%
Other Power Suppliers	714	1,005	(291)	(29.0)%
Total Regulated Utility Kilowatt-hours Sold	3,206	3,556	(350)	(9.8)%

Revenue from electric sales to taconite and iron concentrate customers accounted for 27 percent of consolidated operating revenue in 2019 (22 percent in 2018). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2019 (5 percent in 2018). Revenue from electric sales to pipelines and other industrial customers accounted for 8 percent of consolidated operating revenue in 2019 (6 percent in 2018).

Revenue was $3.4 million lower than 2018 reflecting the timing of Minnesota Power’s provision for tax reform refund in 2018. In the first quarter of 2018, Minnesota Power reserved for income tax benefits resulting from the reduction of the federal income tax rate enacted as part of the TCJA. In the second quarter of 2018, Minnesota Power reversed the reserve as the MPUC allowed Minnesota Power to retain these income tax benefits to mostly offset an increase in depreciation expense resulting from the reconsideration of its decision in Minnesota Power’s general rate case to reduce the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035. (See Operating Expenses - Depreciation and Amortization.)

Fuel adjustment clause revenue increased $5.9 million due to period over period timing of recoveries for fuel and purchased power costs attributable to retail and municipal customers.

Cost recovery rider revenue contributed an incremental $4.2 million over current base rates compared to 2018 (see Note 2. Regulatory Matters) primarily due to higher expenditures related to the construction of the GNTL and lower transmission margins related to our portion of CapX2020 transmission lines. Transmission margins for CapX2020 transmission lines recognized below those assumed in Minnesota Power base rates result in increased cost recovery rider revenue to offset the impact of the lower margins.

Revenue from wholesale customers under FERC formula-based rates increased $1.8 million from 2018 primarily due to higher rates.

Operating Expenses decreased $11.7 million, or 5 percent, from 2018.

Fuel, Purchased Power and Gas – Utility expense decreased $8.6 million, or 9 percent, from 2018 primarily due to lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $2.4 million, or 14 percent, from 2018 primarily due to higher MISO‑related expense.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Operating and Maintenance expense decreased $0.7 million, or 1 percent, from 2018 primarily due to lower salary and benefit expenses, and lower bad debt expense, partially offset by higher expenses for planned maintenance outages at our generation facilities.

Depreciation and Amortization expense decreased $4.3 million, or 10 percent, from 2018 primarily due to the timing of modifications of the depreciable lives for Boswell as part of Minnesota Power’s general rate case. As part of its decision in Minnesota Power’s general rate case in 2018, the MPUC extended the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2050, and shortened the depreciable lives of Boswell Unit 1 and Unit 2 to 2022, resulting in a net decrease to depreciation expense in the first quarter of 2018. In the second quarter of 2018, as part of the reconsideration of its decision in Minnesota Power’s general rate case, the MPUC reduced the depreciable lives of Boswell Unit 3, Unit 4 and common facilities to 2035, resulting in higher depreciation expense beginning in the second quarter of 2018. (See Operating Revenue.)

Interest Expense decreased $0.7 million, or 5 percent, from 2018 primarily due to lower average long-term debt balances and lower interest rates. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings increased $0.5 million, or 12 percent, from 2018 primarily due to additional investments in ATC.

Other Income increased $1.8 million from 2018 reflecting various individually immaterial items.

Income Tax Benefit decreased $2.4 million from 2018 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2019 to be a lower income tax benefit than in 2018 primarily due to higher pre-tax income.

ALLETE Clean Energy

Quarter Ended June 30,	2019	2018
Millions
Operating Revenue	$15.4	$18.3
Net Income	$1.9	$6.8

Operating Revenue decreased $2.9 million, or 16 percent, from 2018 primarily due to lower non-cash amortization related to the expiration of power sales agreements.

	Quarter Ended June 30,
	2019		2018
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Armenia Mountain	64.0	$5.8	55.5	$5.1
Chanarambie/Viking	56.8	2.9	59.4	3.3
Condon	22.7	1.8	24.0	1.9
Lake Benton	48.9	2.9	49.0	2.8
Storm Lake I	44.6	0.9	41.3	2.9
Storm Lake II	31.8	0.8	31.7	2.3
Other	9.4	0.3	—	—
Total Production and Operating Revenue	278.2	$15.4	260.9	$18.3

Net Income decreased $4.9 million from 2018. Net income in 2018 included $2.6 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. Net income in 2019 included lower revenue resulting from lower non-cash amortization related to the expiration of power sales agreements and higher depreciation expense. These decreases were partially offset by $0.8 million of additional production tax credits generated in 2019 compared to production tax credits generated in 2018 as ALLETE Clean Energy continues to execute its refurbishment strategy.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2019 AND 2018 (Continued)

U.S. Water Services

Quarter Ended June 30,	2019	2018
Millions
Operating Revenue	—	$41.5
Net Income	—	$0.2

Operating Revenue decreased $41.5 million from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019. (See Note 1. Operations and Significant Accounting Policies.)

Net Income decreased $0.2 million from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue decreased $1.3 million, or 5 percent, from 2018 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2019 compared to 2018 and lower revenue from non-rate base generation, partially offset by an increase in land sales at ALLETE Properties.

Net Income was $2.0 million in 2019 compared to a net loss of $1.7 million in 2018. Net income in 2019 included additional income tax benefit as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate, additional gain on the sale of U.S. Water Services resulting from the finalization of working capital, and higher earnings on cash and short-term investments. Net income at BNI Energy was $1.7 million in 2019 compared to net income of $1.8 million in 2018. The net loss at ALLETE Properties was $0.5 million in 2019 compared to a net loss of $0.7 million in 2018.

Income Taxes – Consolidated

For the quarter ended June 30, 2019, the effective tax rate was a benefit of 16.3 percent (benefit of 20.8 percent for the quarter ended June 30, 2018).

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2019	2018
Millions
Operating Revenue – Utility	$532.0	$528.0
Fuel, Purchased Power and Gas – Utility	197.7	197.4
Transmission Services – Utility	37.5	35.2
Operating and Maintenance	101.9	110.4
Depreciation and Amortization	80.0	78.8
Taxes Other than Income Taxes	24.8	28.1
Operating Income	90.1	78.1
Interest Expense	(29.9)	(30.0)
Equity Earnings	10.4	9.0
Other Income	7.1	2.6
Income Before Income Taxes	77.7	59.7
Income Tax Benefit	(4.1)	(10.2)
Net Income	$81.8	$69.9

Operating Revenue – Utility increased $4.0 million, or 1 percent, from 2018 primarily due to higher fuel adjustment clause recoveries, increased cost recovery rider revenue and higher FERC formula-based rates, partially offset by lower revenue from kWh sales.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Fuel adjustment clause revenue increased $12.7 million due to period over period timing of recoveries for fuel and purchased power costs attributable to retail and municipal customers.

Cost recovery rider revenue contributed an incremental $11.6 million over current base rates compared to 2018 (see Note 2. Regulatory Matters) primarily due to higher expenditures related to the construction of the GNTL and lower transmission margins related to our portion of CapX2020 transmission lines. Transmission margins for CapX2020 transmission lines recognized below those assumed in Minnesota Power base rates result in increased cost recovery rider revenue to offset the impact of the lower margins.

Revenue from wholesale customers under FERC formula-based rates increased $2.7 million from 2018 primarily due to higher rates.

Revenue from kWh sales decreased $22.4 million from 2018 reflecting lower sales to residential, commercial, industrial and municipal customers as well as lower sales to other power suppliers. Sales to residential and commercial customers decreased from 2018 primarily due to milder weather in the second quarter of 2019. Sales to industrial customers decreased in 2019 reflecting in part lower sales to Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin. Sales to municipal customers decreased from 2018 as a result of additional customer self-generation in 2019. Sales to other power suppliers decreased in 2019 primarily due to fewer market sales and sales under PSAs as a result of less generation available for sale, partially offset by the commencement of Minnesota Power’s PSA with Oconto Electric Cooperative in January 2019. Sales to other power suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

Kilowatt-hours Sold			Quantity	%
Six Months Ended June 30,	2019	2018	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	581	585	(4)	(0.7)%
Commercial	683	706	(23)	(3.3)%
Industrial	3,587	3,624	(37)	(1.0)%
Municipal	373	407	(34)	(8.4)%
Total Retail and Municipal	5,224	5,322	(98)	(1.8)%
Other Power Suppliers	1,536	2,008	(472)	(23.5)%
Total Regulated Utility Kilowatt-hours Sold	6,760	7,330	(570)	(7.8)%

Revenue from electric sales to taconite and iron concentrate customers accounted for 24 percent of consolidated operating revenue in 2019 (21 percent in 2018). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2019 (5 percent in 2018). Revenue from electric sales to pipelines and other industrial customers accounted for 8 percent of consolidated operating revenue in 2019 (7 percent in 2018).

Operating Expenses decreased $8.0 million, or 2 percent, from 2018.

Transmission Services – Utility expense increased $2.3 million, or 7 percent, from 2018 primarily due to higher MISO‑related expense.

Operating and Maintenance expense decreased $8.5 million, or 8 percent, from 2018 primarily due to lower salary and benefit expenses and lower materials purchased for generation facilities.

Taxes Other than Income Taxes decreased $3.3 million, or 12 percent, from 2018 primarily due to lower property tax expenses resulting from lower estimated taxable market values.

Equity Earnings increased $1.4 million, or 16 percent, from 2018 primarily due to additional investments in ATC.

Other Income increased $4.5 million from 2018 reflecting various individually immaterial items.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Income Tax Benefit decreased $6.1 million from 2018 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2019 to be a lower income tax benefit than in 2018 primarily due to higher pre-tax income.

ALLETE Clean Energy

Six Months Ended June 30,	2019	2018
Millions
Operating Revenue	$32.9	$42.9
Net Income	$7.7	$14.9

Operating Revenue decreased $10.0 million, or 23 percent, from 2018 primarily due to lower kWh sales resulting from lower wind resources and availability due to weather as well as lower non-cash amortization related to the expiration of power sales agreements.

	Six Months Ended June 30,
	2019		2018
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Facilities
Armenia Mountain	144.4	$13.2	147.0	$13.4
Chanarambie/Viking	122.0	6.1	138.1	7.2
Condon	36.1	2.9	58.3	4.7
Lake Benton	101.5	5.8	119.4	6.2
Storm Lake I	98.0	2.0	103.8	6.2
Storm Lake II	66.6	2.4	79.6	5.2
Other	16.3	0.5	—	—
Total Production and Operating Revenue	584.9	$32.9	646.2	$42.9

Net Income decreased $7.2 million, or 48 percent, from 2018. Net income in 2018 included $2.6 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. Net income in 2019 included lower revenue resulting from lower wind resources and availability due to weather as well as lower non-cash amortization related to the expiration of power sales agreements, and higher depreciation expense. These decreases were partially offset by $2.0 million of additional production tax credits generated in 2019 compared to production tax credits generated in 2018 as ALLETE Clean Energy continues to execute its refurbishment strategy.

U.S. Water Services

Six Months Ended June 30,	2019	2018
Millions
Operating Revenue	$33.4	$79.7
Net Loss	$(1.1)	$(1.2)

Operating Revenue decreased $46.3 million, or 58 percent, from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019. (See Note 1. Operations and Significant Accounting Policies.)

Net Loss decreased $0.1 million from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue decreased $2.4 million, or 5 percent, from 2018 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2019 compared to 2018 and lower revenue from non-rate base generation, partially offset by an increase in land sales at ALLETE Properties.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (Continued)
Corporate and Other (Continued)

Net Income was $16.3 million in 2019 compared to a net loss of $1.3 million in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $11.1 million after-tax. Net income in 2019 also included additional income tax benefit recorded in 2019 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. Net income at BNI Energy was $3.6 million in 2019 and in 2018. The net loss at ALLETE Properties was $1.1 million in 2019 and in 2018.

Income Taxes – Consolidated

For the six months ended June 30, 2019, the effective tax rate was a benefit of 1.8 percent (benefit of 12.4 percent for the six months ended June 30, 2018). The effective tax rate for 2019 was a lower benefit primarily due to a higher tax rate on the gain on the sale of U.S. Water Services and higher pre-tax income.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

OUTLOOK (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 2. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2016 Minnesota General Rate Case. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve. Minnesota Power recorded a reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018, which was refunded in the second quarter of 2019.

2018 Wisconsin General Rate Case. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 53 percent of our regulated utility kWh sales in the six months ended June 30, 2019, were made to our industrial customers (49 percent in the six months ended June 30, 2018).

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 81 percent of capacity during the first six months of 2019 compared to 76 percent in the first six months of 2018. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2019 will increase by approximately one percent compared to 2018.

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

Northshore Mining. Cliffs has announced that it has completed an investment in its Minnesota ore operations with an approximately $92 million investment to expand capacity for producing direct reduced-grade pellets at Northshore Mining. Cliffs is currently constructing a hot briquetted iron production plant in Toledo, Ohio, and has begun shipping direct reduced-grade pellets to the Toledo plant in anticipation of the planned start of operations in mid-2020. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Paper, Pulp and Secondary Wood Products. We expect operating levels in 2019 at the four major paper and pulp mills we serve to be similar to 2018.

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2021.

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

In 2017, Minnesota Power submitted a resource package to the MPUC requesting approval of PPAs for the output of a 250 MW wind energy facility (see Nobles 2 PPA) and a 10 MW solar energy facility as well as approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW. A decision on the application is expected in 2020.

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power’s next IRP filing is due October 1, 2020. (See Note 2. Regulatory Matters.)

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

Minnesota Power uses the 465-mile, 250-kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport increasing amounts of wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. Minnesota Power is currently pursuing a modernization and capacity upgrade of its DC transmission system to continue providing reliable operations and additional system capabilities.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and with construction on schedule, Minnesota Power expects the GNTL to be complete and in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $750 million, of which Minnesota Power’s portion is expected to be approximately $345 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $510.8 million have been incurred through June 30, 2019, of which $272.7 million has been recovered from a subsidiary of Manitoba Hydro. (See Note 7. Commitments, Guarantees and Contingencies.)

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. As of June 30, 2019, our equity investment in ATC was $133.6 million ($128.1 million as of December 31, 2018). In the first six months of 2019, we invested $2.7 million in ATC, and on July 31, 2019, we invested an additional $1.9 million. We expect to make approximately $4 million of additional investments in 2019. (See Note 3. Equity Investments.)

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

Federal production tax credit qualification is important to the economics of project development, and in 2016, 2017 and 2018 ALLETE Clean Energy invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of production tax credit qualified wind projects through 2022. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to 468 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $12 million in 2019, $17 million to $22 million annually in 2020 through 2027 and decreasing thereafter through 2030.

In 2017, ALLETE Clean Energy announced it will build, own and operate a 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction is expected to be completed in late 2019. In March 2018, ALLETE Clean Energy announced that it will build, own and operate an 80 MW wind energy facility pursuant to a 15-year PSA with NorthWestern Corporation; construction is expected to be completed in 2019.

On May 3, 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power to Walmart Inc., Smithfield Foods, Inc. and Starbucks Corporation under long-term power sales agreements. Construction is expected to begin in late 2019 and be completed in the second half of 2020.

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

Wind Energy Facility	Location	Capacity MW	PSA MW %	PSA Expiration
Armenia Mountain	Pennsylvania	101	100%	2024
Chanarambie/Viking	Minnesota	98
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	Oregon	50	100%	2022
Lake Benton	Minnesota	104	100%	2028
Storm Lake I	Iowa	108	100%	2027
Storm Lake II	Iowa	77
PSA 1			90%	2020
PSA 2			10%	2032
Other	Minnesota	17	100%	2028

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

OUTLOOK (Continued)

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.4 million tons of lignite coal in 2019 (4.3 million tons were sold in 2018) and has sold 2.2 million tons for the six months ended June 30, 2019 (2.3 million tons were sold for the six months ended June 30, 2018). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million, of which our portion is expected to be approximately $170 million to $200 million. We expect to utilize tax equity to finance a portion of our project costs. As of June 30, 2019, our equity investment in Nobles 2 was $26.6 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs. We expect to make approximately $33 million in additional investments in 2019.

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

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2019. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit in the range of 5 percent to 10 percent for 2019 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2019, we had cash and cash equivalents of $203.1 million, $350.7 million in available consolidated lines of credit and a debt-to-capital ratio of 41 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2019%		December 31, 2018%
Millions
Shareholders’ Equity	$2,205.0	59	$2,155.8	59
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,543.0	41	1,495.2	41
	$3,748.0	100	$3,651.0	100

ALLETE, Inc. Second Quarter 2019 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2019	2018
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.0	$110.1
Cash Flows from (used for)
Operating Activities	95.2	194.4
Investing Activities	46.0	(138.5)
Financing Activities	(13.6)	(33.2)
Change in Cash, Cash Equivalents and Restricted Cash	127.6	22.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$206.6	$132.8

Operating Activities. Cash from operating activities was lower in 2019 compared to 2018 primarily due to the refund of Minnesota Power’s provisions for tax reform and interim rates to customers, fewer customer deposits received and lower recoveries from customers under cost recovery riders in 2019. These decreases were partially offset by the timing of collections of accounts receivable.

Investing Activities. Cash from investing activities was higher in 2019 compared to 2018 primarily due to proceeds received from the sale of U.S. Water Services, partially offset by higher additions to property, plant and equipment.

Financing Activities. Cash used for financing activities was lower in 2019 primarily due to higher proceeds from the issuance of long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2019, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2018), the majority of which expire in January 2024. We had $56.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018). In addition, as of June 30, 2019, we had 2.8 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. On July 31, 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

Securities. During the six months ended June 30, 2019, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $1.5 million (0.3 million shares were issued for the six months ended June 30, 2018, resulting in net proceeds of $10.7 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-211075, 333-183051 and 333-162890.

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement, as amended (Credit Agreement). The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to $150 million and ALLETE may make two requests to extend the maturity date, each for a one-year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE’s commercial paper program and to issue up to $100 million in letters of credit. (See Note 6. Short-Term and Long-Term Debt.)

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

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

Capital Requirements. Our capital expenditures for 2019 and 2020 are now expected to be approximately $695 million and $495 million, respectively. The increases from the 2019 and 2020 capital expenditures projected in our 2018 Form 10-K is primarily due to the Diamond Spring wind energy facility ALLETE Clean Energy will build, own and operate pursuant to long-term PSAs with Walmart Inc., Smithfield Foods, Inc. and Starbucks Corporation. (See Outlook – ALLETE Clean Energy.) For the six months ended June 30, 2019, capital expenditures totaled $249.3 million ($113.9 million for the six months ended June 30, 2018). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

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

Employees.

As of June 30, 2019, ALLETE had 1,369 employees, of which 1,326 were full-time.

Minnesota Power and SWL&P have an aggregate of 458 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2020, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 181 employees, of which 135 are subject to a labor agreement with IBEW Local 1593. The labor agreement with IBEW Local 1593 expired on March 31, 2019. Negotiations are proceeding and we believe a ratified agreement will be agreed upon with no disruption to operations.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2019, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2019, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2019.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2019, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Second Quarter 2019 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4	First Amendment to Amended and Restated Credit Agreement dated as of May 15, 2019, among ALLETE, as Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated August 1, 2019, announcing 2019 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ALLETE, Inc. Second Quarter 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 1, 2019	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 1, 2019	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. Second Quarter 2019 Form 10-Q