Form 10-Q
period 2019-09-30
ALLETE INC
filed 2019-11-06
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
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

Common Stock, without par value,
51,668,047 shares outstanding
as of September 30, 2019

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2019	December 31, 2018
Millions
Assets
Current Assets
Cash and Cash Equivalents	$100.3	$69.1
Accounts Receivable (Less Allowance of $1.0 and $1.7)	85.1	144.4
Inventories – Net	84.6	86.7
Prepayments and Other	26.1	34.1
Total Current Assets	296.1	334.3
Property, Plant and Equipment – Net	4,210.7	3,904.4
Regulatory Assets	393.1	389.5
Equity Investments	183.3	161.1
Goodwill and Intangible Assets – Net	1.0	223.3
Other Non-Current Assets	191.6	152.4
Total Assets	$5,275.8	$5,165.0
Liabilities and Shareholders’ Equity
Liabilities
Current Liabilities
Accounts Payable	$143.5	$149.8
Accrued Taxes	53.4	51.4
Accrued Interest	15.0	17.9
Long-Term Debt Due Within One Year	212.7	57.5
Other	58.7	128.5
Total Current Liabilities	483.3	405.1
Long-Term Debt	1,404.9	1,428.5
Deferred Income Taxes	213.9	223.6
Regulatory Liabilities	510.4	512.1
Defined Benefit Pension and Other Postretirement Benefit Plans	162.4	177.3
Other Non-Current Liabilities	293.1	262.6
Total Liabilities	3,068.0	3,009.2
Commitments, Guarantees and Contingencies (Note 7)
Shareholders’ Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.7 and 51.5 Shares Issued and Outstanding	1,435.1	1,428.5
Accumulated Other Comprehensive Loss	(26.8)	(27.3)
Retained Earnings	799.5	754.6
Total Shareholders’ Equity	2,207.8	2,155.8
Total Liabilities and Shareholders’ Equity	$5,275.8	$5,165.0
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$254.1	$261.3	$786.1	$789.3
Contracts with Customers – Non-utility	31.3	80.7	141.1	243.1
Other – Non-utility	2.9	6.0	8.7	17.9
Total Operating Revenue	288.3	348.0	935.9	1,050.3
Operating Expenses
Fuel, Purchased Power and Gas – Utility	98.2	103.2	295.9	300.6
Transmission Services – Utility	18.3	17.9	55.8	53.1
Cost of Sales – Non-utility	14.7	38.7	61.8	108.6
Operating and Maintenance	58.1	80.3	201.0	253.6
Depreciation and Amortization	49.5	51.5	151.6	153.4
Taxes Other than Income Taxes	12.5	13.1	39.8	43.8
Total Operating Expenses	251.3	304.7	805.9	913.1
Operating Income	37.0	43.3	130.0	137.2
Other Income (Expense)
Interest Expense	(16.1)	(17.6)	(48.9)	(51.6)
Equity Earnings	4.9	4.0	15.3	13.0
Gain on Sale of U.S. Water Services	—	—	20.6	—
Other	3.0	1.4	14.6	5.7
Total Other Income (Expense)	(8.2)	(12.2)	1.6	(32.9)
Income Before Income Taxes	28.8	31.1	131.6	104.3
Income Tax Expense (Benefit)	(2.4)	0.4	(4.3)	(8.7)
Net Income	$31.2	$30.7	$135.9	$113.0
Average Shares of Common Stock
Basic	51.7	51.4	51.6	51.3
Diluted	51.8	51.6	51.7	51.5
Basic Earnings Per Share of Common Stock	$0.60	$0.59	$2.63	$2.20
Diluted Earnings Per Share of Common Stock	$0.60	$0.59	$2.63	$2.19
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millions
Net Income	$31.2	$30.7	$135.9	$113.0
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $–, $–, $0.1 and $–	—	—	0.2	(0.1)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.1, $0.2 and $0.3	0.1	0.3	0.3	1.0
Total Other Comprehensive Income	0.1	0.3	0.5	0.9
Total Comprehensive Income	$31.3	$31.0	$136.4	$113.9
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2019	2018
Millions
Operating Activities
Net Income	$135.9	$113.0
AFUDC – Equity	(1.9)	(0.9)
Income from Equity Investments – Net of Dividends	(3.2)	(1.3)
Depreciation Expense	150.3	149.3
Amortization of PSAs	(8.7)	(17.9)
Amortization of Other Intangible Assets and Other Assets	9.9	7.8
Deferred Income Tax Benefit	(4.5)	(9.1)
Share-Based and ESOP Compensation Expense	4.9	5.1
Defined Benefit Pension and Postretirement Benefit Expense	1.8	6.4
Payments / Provision for Interim Rate Refund	(40.0)	13.0
Payments / Provision for Tax Reform Refund	(10.4)	9.2
Bad Debt Expense	(0.3)	1.5
Gain on Sale of U.S. Water Services	(20.6)	—
Changes in Operating Assets and Liabilities
Accounts Receivable	34.1	3.9
Inventories	(15.9)	(12.6)
Prepayments and Other	7.3	5.7
Accounts Payable	(3.3)	9.9
Other Current Liabilities	(15.8)	21.2
Cash Contributions to Defined Benefit Pension Plans	(10.4)	(15.0)
Changes in Regulatory and Other Non-Current Assets	(18.3)	7.2
Changes in Regulatory and Other Non-Current Liabilities	(14.5)	1.7
Cash from Operating Activities	176.4	298.1
Investing Activities
Proceeds from Sale of Available-for-sale Securities	11.2	9.3
Payments for Purchase of Available-for-sale Securities	(11.1)	(12.5)
Payments for Equity Investments	(26.4)	(5.0)
Return of Capital from Equity Investments	8.3	—
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	266.1	—
Additions to Property, Plant and Equipment	(421.3)	(201.0)
Other Investing Activities	13.2	1.4
Cash for Investing Activities	(160.0)	(207.8)
Financing Activities
Proceeds from Issuance of Common Stock	1.7	14.6
Proceeds from Issuance of Long-Term Debt	200.0	72.7
Repayments of Long-Term Debt	(66.1)	(59.5)
Acquisition-Related Contingent Consideration Payments	(3.8)	—
Dividends on Common Stock	(91.0)	(86.2)
Other Financing Activities	(1.0)	(0.5)
Cash from (for) Financing Activities	39.8	(58.9)
Change in Cash, Cash Equivalents and Restricted Cash	56.2	31.4
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.0	110.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$135.2	$141.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,433.3	$1,415.4	$1,428.5	$1,401.4
Common Stock Issued	1.8	5.7	6.6	19.7
Balance, End of Period	1,435.1	1,421.1	1,435.1	1,421.1

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(26.9)	(27.6)	(27.3)	(28.2)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	—	—	0.2	(0.1)
Defined Benefit Pension and Other Postretirement Plans	0.1	0.3	0.3	1.0
Balance, End of Period	(26.8)	(27.3)	(26.8)	(27.3)

Retained Earnings
Balance, Beginning of Period	798.6	720.4	754.6	695.5
Net Income	31.2	30.7	135.9	113.0
Common Stock Dividends	(30.3)	(28.8)	(91.0)	(86.2)
Balance, End of Period	799.5	722.3	799.5	722.3

Total Shareholders’ Equity	$2,207.8	$2,116.1	$2,207.8	$2,116.1

Dividends Per Share of Common Stock	$0.5875	$0.56	$1.7625	$1.68

The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2018, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2019, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2019. For further information, refer to the Consolidated Financial Statements and notes included in our 2018 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2019, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. In prior periods presented, the amounts also include U.S. Water Services' standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement, PSAs and construction projects. In prior periods presented, the amounts also include deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Millions
Cash and Cash Equivalents	$100.3	$69.1	$128.0	$98.9
Restricted Cash included in Prepayments and Other	3.4	1.3	4.8	2.6
Restricted Cash included in Other Non-Current Assets	31.5	8.6	8.7	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$135.2	$79.0	$141.5	$110.1

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	September 30, 2019	December 31, 2018
Millions
Fuel (a)	$37.8	$26.0
Materials and Supplies	46.8	44.2
Raw Materials (b)	—	2.8
Work in Progress (b)	—	6.1
Finished Goods (b)	—	8.4
Reserve for Obsolescence (b)	—	(0.8)
Total Inventories – Net	$84.6	$86.7

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

(b)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related inventory items from the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	September 30, 2019	December 31, 2018
Millions
Contract Assets (a)	$28.6	$30.7
Finance Receivable (b)	—	10.4
Operating Lease Right-of-use Assets (c)	30.4	—
ALLETE Properties	22.4	24.4
Other	110.2	86.9
Total Other Non-Current Assets	$191.6	$152.4

(a)
Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

(b)	Finance Receivable related to the 2016 sale of Ormond Crossings and Lake Swamp, which was collected in the second quarter of 2019.

(c)	See Leases.

Other Current Liabilities	September 30, 2019	December 31, 2018
Millions
Provision for Interim Rate Refund (a)	—	$40.0
PSAs	$12.3	12.6
Contract Liabilities (b)	—	7.6
Provision for Tax Reform Refund (c)	0.3	10.7
Contingent Consideration (d)	—	3.8
Operating Lease Liabilities (e)	7.1	—
Other	39.0	53.8
Total Other Current Liabilities	$58.7	$128.5

(a)	Provision for Interim Rate Refund was refunded to Minnesota Power’s retail customers in the second quarter of 2019.

(b)	Contract Liabilities consisted of deposits received as a result of entering into contracts with customers prior to completing performance obligations.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and will be refunded to SWL&P customers in 2019 and 2020.

(d)	Contingent Consideration related to the earnings-based payment resulting from the U.S. Water Services acquisition was paid in the first quarter of 2019.

(e)	See Leases.

Other Non-Current Liabilities	September 30, 2019	December 31, 2018
Millions
Asset Retirement Obligation	$157.4	$138.6
PSAs	67.7	76.9
Operating Lease Liabilities (a)	23.3	—
Other	44.7	47.1
Total Other Non-Current Liabilities	$293.1	$262.6

(a)	See Leases.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2019	2018
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$53.5	$52.9
Recognition of Right-of-use Assets and Lease Liabilities (a)	$30.4	—
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$6.3	$(14.4)
Reclassification of Property, Plant and Equipment to Inventory (b)	—	$46.3
Capitalized Asset Retirement Costs	$16.6	$15.4
AFUDC–Equity	$1.9	$0.9

(a)	See Leases.

(b)
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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

The majority of our operating leases are for heavy equipment, vehicles and land with fixed monthly payments which we group into two categories: Vehicles and Equipment; and Land and Other. Our largest operating lease is for the dragline at BNI Energy which includes a termination payment at the end of the lease term if we do not exercise our purchase option. The amount of this payment is $3 million and is included in the right-of-use assets and lease liabilities recorded. None of our other leases contain residual value guarantees.

Additional information on the components of lease cost and presentation of cash flows were as follows:

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Millions
Operating Lease Cost	$2.0	$6.7

Other Information:
Operating Cash Flows From Operating Leases	$2.0	$6.7

Additional information related to leases was as follows:

September 30,
2019
Millions
Balance Sheet Information Related to Leases:
Other Non-Current Assets	$30.4
Total Operating Lease Right-of-use Assets	$30.4

Other Current Liabilities	$7.1
Other Non-Current Liabilities	23.3
Total Operating Lease Liabilities	$30.4

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	4
Operating Leases - Land and Other	28

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	3.7%
Operating Leases - Land and Other	4.1%

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of lease liabilities were as follows:

September 30, 2019
Millions
2019	$2.2
2020	7.9
2021	6.1
2022	4.9
2023	3.1
Thereafter	9.4
Total Lease Payments Due	33.6
Less: Imputed Interest	3.2
Total Lease Obligations	30.4
Less: Current Lease Obligations	7.1
Long-term Lease Obligations	$23.3

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

ALLETE Clean Energy Asset Acquisition. On May 3, 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power to Walmart Inc., Smithfield Foods, Inc. and Starbucks Corporation under long-term power sales agreements. Construction is expected to begin in late 2019 and be completed in late 2020.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2018 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $24.3 million for the nine months ended September 30, 2019 ($81.2 million for nine months ended September 30, 2018). With the implementation of final rates in Minnesota Power’s general rate case, certain revenue previously recognized under cost recovery riders was incorporated into base rates. (See 2016 Minnesota General Rate Case.)

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2016 Minnesota General Rate Case. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018, which was refunded in the second quarter of 2019.

2020 Minnesota General Rate Review. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. Once the filing is accepted as complete, an annual interim rate increase of approximately $48 million is expected to be implemented within 60 days, subject to MPUC adjustment and authorization. We cannot predict the level of interim or final rates that may be authorized by the MPUC.

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

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in a November 2018 order. On August 15, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor.

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

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power’s next IRP filing is due by October 1, 2020.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

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

Regulatory Assets and Liabilities	September 30, 2019	December 31, 2018
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$215.0	$218.5
Income Taxes	100.9	105.5
Asset Retirement Obligations	32.1	32.6
Cost Recovery Riders	16.8	—
Boswell 1 and 2 Net Plant and Equipment	12.1	16.3
Manufactured Gas Plant	8.1	8.0
PPACA Income Tax Deferral	4.8	5.0
Other	3.3	3.6
Total Non-Current Regulatory Assets	$393.1	$389.5

Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (b)	—	$40.0
Transmission Formula Rates Refund	$2.4	4.4
Provision for Tax Reform Refund (c)	0.3	10.7
Total Current Regulatory Liabilities	2.7	55.1
Non-Current Regulatory Liabilities
Income Taxes	382.4	396.4
Wholesale and Retail Contra AFUDC	74.7	64.4
Plant Removal Obligations	32.6	25.1
North Dakota Investment Tax Credits	12.3	14.7
Conservation Improvement Program	5.9	1.5
Transmission Formula Rates Refund	0.4	1.6
Cost Recovery Riders	—	6.9
Other	2.1	1.5
Total Non-Current Regulatory Liabilities	510.4	512.1
Total Regulatory Liabilities	$513.1	$567.2

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(b)	This amount was refunded to Minnesota Power’s regulated retail customers in the second quarter of 2019.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and will be refunded to SWL&P customers in 2019 and 2020.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In the nine months ended September 30, 2019, we invested $4.7 million in ATC, and on October 31, 2019, we invested an additional $1.9 million. We do not expect to make any additional investments in 2019.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2018	$128.1
Cash Investments	4.7
Equity in ATC Earnings	15.3
Distributed ATC Earnings	(12.1)
Amortization of the Remeasurement of Deferred Income Taxes	0.9
Equity Investment Balance as of September 30, 2019	$136.9

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

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. As of September 30, 2019, our equity investment in Nobles 2 was $46.4 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs. We expect to make approximately $12 million in additional investments in 2019.

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

As a result of completing the sale of U.S. Water Services on March 26, 2019, there was no goodwill recorded as of September 30, 2019 ($148.5 million at December 31, 2018).

The balance of intangible assets, net, as of September 30, 2019, is as follows:

	December 31, 2018	Amortization	Other (b)	September 30, 2019
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$50.7	$(1.1)	$(49.6)	—
Developed Technology and Other (a)	7.5	(0.4)	(6.1)	$1.0
Total Definite-Lived Intangible Assets	58.2	(1.5)	(55.7)	1.0
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6		(16.6)	—
Total Intangible Assets	$74.8	$(1.5)	$(72.3)	$1.0

(a)	Developed Technology and Other includes patents, non-compete agreements, land easements and trade names with finite lives.

(b)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related intangible assets from the Consolidated Balance Sheet.

Amortization expense for intangible assets was $1.5 million for the nine months ended September 30, 2019 ($4.1 million for the nine months ended September 30, 2018). The remaining definite-lived intangible assets will continue to be amortized ratably through 2028.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019, and December 31, 2018. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of September 30, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.6	—	—	$10.6
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$9.6	—	9.6
Cash Equivalents	1.2	—	—	1.2
Total Fair Value of Assets	$11.8	$9.6	—	$21.4

Liabilities
Deferred Compensation (c)	—	$21.6	—	$21.6
Total Fair Value of Liabilities	—	$21.6	—	$21.6
Total Net Fair Value of Assets (Liabilities)	$11.8	$(12.0)	—	$(0.2)

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$12.2	—	—	$12.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.0	—	8.0
Cash Equivalents	1.0	—	—	1.0
Total Fair Value of Assets	$13.2	$8.0	—	$21.2

Liabilities
Deferred Compensation (c)	—	$19.8	—	$19.8
U.S. Water Services Contingent Consideration (d)	—	—	$3.8	3.8
Total Fair Value of Liabilities	—	$19.8	$3.8	$23.6
Total Net Fair Value of Assets (Liabilities)	$13.2	$(11.8)	$(3.8)	$(2.4)

(a)	Included in Other Non-Current Assets on the Consolidated Balance Sheet.

(b)
As of September 30, 2019, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.4 million, in one year to less than three years was $6.1 million, in three years to less than five years was $0.7 million and in five or more years was $0.4 million.

(c)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

(d)	Included in Other Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

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

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
September 30, 2019	$1,626.7	$1,814.1
December 31, 2018	$1,495.2	$1,534.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2019, and the year ended December 31, 2018, there were no triggering events or indicators of impairment for these non-financial assets.

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2019, and December 31, 2018:

September 30, 2019	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$213.1	$(0.4)	$212.7
Long-Term Debt	1,413.6	(8.7)	1,404.9
Total Debt	$1,626.7	$(9.1)	$1,617.6

December 31, 2018	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$57.9	$(0.4)	$57.5
Long-Term Debt	1,437.3	(8.8)	1,428.5
Total Debt	$1,495.2	$(9.2)	$1,486.0

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

We had $60.1 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of September 30, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018).

On March 1, 2019, ALLETE issued and sold the following First Mortgage Bonds (the Bonds):

Maturity Date	Principal Amount	Interest Rate
March 1, 2029	$70 Million	4.08%
March 1, 2049	$30 Million	4.47%

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 6. SHORT-TERM AND LONG-TERM DEBT (Continued)

ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. ALLETE used the proceeds from the sale of the Bonds to fund utility capital investment and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

On August 14, 2019, ALLETE entered into an amended and restated $110.0 million term loan agreement (Term Loan). The Term Loan is unsecured and due on August 25, 2020, and may be prepaid at any time, subject to a make-whole provision. Interest on the Term Loan is payable quarterly at a rate per annum equal to LIBOR plus 1.025 percent. Proceeds from the Term Loan were used for construction related expenditures.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2019, our ratio was approximately 0.43 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of September 30, 2019, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of September 30, 2019, Square Butte had total debt outstanding of $295.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2019, was $61.3 million ($57.9 million for the same period in 2018). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $6.3 million ($6.9 million for the same period in 2018). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and Minnesota Power expects the GNTL to be complete and in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $700 million, of which Minnesota Power’s portion is expected to be approximately $325 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $581.6 million have been incurred through September 30, 2019, of which $310.4 million has been recovered from a subsidiary of Manitoba Hydro.

In 2015, Manitoba Hydro submitted the final preferred route and EIS for the MMTP to the Manitoba Conservation and Water Stewardship for siting and environmental approval, which was received on April 4, 2019. In 2016, Manitoba Hydro filed an application with the Canadian National Energy Board (NEB) requesting authorization to construct and operate the MMTP, which was recommended for approval on November 15, 2018. On June 14, 2019, Manitoba Hydro announced Canada’s federal government approved the MMTP project and on August 22, 2019, the NEB granted final pre-construction approvals. Construction on the MMTP commenced in the third quarter of 2019.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Additionally, the EPA finalized new regulations for the state implementation of the Affordable Clean Energy Rule and any future emission guidelines issued under CAA Section 111(d). States will have three years to submit State Implementation Plans (SIP), and the EPA has 12 months to review and approve those plans. Since the Affordable Clean Energy Rule allows states considerable flexibility in how to best implement its requirements, Minnesota Power plans to work closely with the MPCA and the Minnesota Department of Commerce, who are currently co-reviewing the rule as the state develops its SIP. If a state does not submit a SIP or submits a SIP that is unacceptable to the EPA, the EPA will develop a Federal Implementation Plan. We currently anticipate that the MPCA will develop a SIP for the Affordable Clean Energy Rule.

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

The ELG's potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge to surface waters, but may do so in the future. Under the ELG rule, bottom ash transport water discharge to surface waters must cease no later than December 31, 2023. Bottom ash contact water will either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system will need to be converted to a dry process. If FGD wastewater is discharged in the future, it will require additional wastewater treatment. The ELG rule provision regarding these two waste-streams are being reconsidered and may change prior to November 1, 2020. Efforts have been underway at Boswell to reduce the amount of water discharged and evaluate potential re-use options in its plant processes. The EPA’s additional reconsideration of legacy wastewater discharge requirements have the potential to reduce time lines for dewatering Boswell’s existing bottom ash pond. The timing of a draft rule addressing legacy wastewater and leachate is currently unknown.

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

Coal Ash Management Facilities. Minnesota Power stores or disposes coal ash at four of its electric generating facilities by the following methods: storing ash in clay-lined onsite impoundments (ash ponds), disposing of dry ash in a lined dry ash landfill, applying ash to land as an approved beneficial use and trucking ash to state permitted landfills.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to occur primarily over the next 15 years and be between approximately $65 million and $120 million. The EPA has indicated to Minnesota Power that the landfill at Taconite Harbor, which has been idled and has a temporary landfill cover in place, is a CCR unit based on the EPA’s interpretation of the CCR rule.

Minnesota Power has agreed to post the required CCR information for the Taconite Harbor landfill on Minnesota Power’s website while the CCR issue is resolved. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and in March 2018, published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changes the status of three existing impoundments at Boswell that must now be considered unlined. Compliance costs at Boswell due to the court decision are unknown at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of September 30, 2019, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2018). SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2020 and 2032. As of September 30, 2019, ALLETE Clean Energy has $60.8 million outstanding in standby letters of credit.

BNI Energy. As of September 30, 2019, BNI Energy had surety bonds outstanding of $67.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $67.3 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of September 30, 2019, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $4.8 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $2.3 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of September 30, 2019, we owned 66 percent of the assessable land in the Town Center District (68 percent as of December 31, 2018) and 12 percent of the assessable land in the Palm Coast Park District (19 percent as of December 31, 2018). As of September 30, 2019, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are approximately $1.4 million for Town Center at Palm Coast and $0.6 million for Palm Coast Park. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

		2019			2018
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income	$31.2		$31.2	$30.7		$30.7
Average Common Shares	51.7	0.1	51.8	51.4	0.2	51.6
Earnings Per Share	$0.60		$0.60	$0.59		$0.59
Nine Months Ended September 30,
Net Income	$135.9		$135.9	$113.0		$113.0
Average Common Shares	51.6	0.1	51.7	51.3	0.2	51.5
Earnings Per Share	$2.63		$2.63	$2.20		$2.19

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	—	—	$0.2	$0.4
Total Current Income Tax Expense	—	—	$0.2	$0.4
Deferred Income Tax Expense (Benefit)
Federal (b)	$(5.0)	$(2.2)	$(21.8)	$(16.4)
State (c)	2.7	2.8	17.7	7.8
Investment Tax Credit Amortization	(0.1)	(0.2)	(0.4)	(0.5)
Total Deferred Income Tax Expense (Benefit)	$(2.4)	$0.4	$(4.5)	$(9.1)
Total Income Tax Expense (Benefit)	$(2.4)	$0.4	$(4.3)	$(8.7)

(a)
For each of the nine months ended September 30, 2019, and 2018, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.

(b)	For each of the nine months ended September 30, 2019, and 2018, the federal income tax benefit is primarily due to production tax credits.

(c)	For the nine months ended September 30, 2019, the state income tax expense is primarily due to the sale of U.S. Water Services.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 9. INCOME TAX EXPENSE (Continued)

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2019	2018	2019	2018
Millions
Income Before Income Taxes	$28.8	$31.1	$131.6	$104.3
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$6.0	$6.5	$27.6	$21.9
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	2.1	2.2	14.1	6.4
Production Tax Credits	(9.6)	(9.4)	(35.7)	(35.0)
Regulatory Differences – Excess Deferred Tax	(1.7)	(1.1)	(6.5)	(5.5)
U.S. Water Services Sale of Stock Basis Difference	—	—	1.7	—
Share-Based Compensation	—	—	(0.9)	(0.5)
Other	0.8	2.2	(4.6)	4.0
Total Income Tax Expense (Benefit)	$(2.4)	$0.4	$(4.3)	$(8.7)

For the nine months ended September 30, 2019, the effective tax rate was a benefit of 3.3 percent (benefit of 8.3 percent for the nine months ended September 30, 2018). The effective tax rate for 2019 was a lower benefit primarily due to a higher tax rate on, and higher pre-tax income resulting from the gain on, the sale of U.S. Water Services.

Uncertain Tax Positions. As of September 30, 2019, we had gross unrecognized tax benefits of $1.3 million ($1.6 million as of December 31, 2018). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2016, or state examination for years before 2015.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2019	2018	2019	2018
Millions
Quarter Ended September 30,
Service Cost	$2.3	$2.7	$1.0	$1.2
Non-Service Cost Components (a)
Interest Cost	7.9	7.4	1.9	1.8
Expected Return on Plan Assets	(11.0)	(11.1)	(2.6)	(2.7)
Amortization of Prior Service Credits	—	—	(0.4)	(0.4)
Amortization of Net Loss	1.9	3.0	0.1	0.2
Net Periodic Benefit Cost	$1.1	$2.0	—	$0.1

Nine Months Ended September 30,
Service Cost	$7.0	$8.2	$2.8	$3.7
Non-Service Cost Components (a)
Interest Cost	23.9	22.2	5.7	5.4
Expected Return on Plan Assets	(33.3)	(33.2)	(7.9)	(8.2)
Amortization of Prior Service Credits	(0.2)	—	(1.5)	(1.3)
Amortization of Net Loss	5.1	9.0	0.2	0.6
Net Periodic Benefit Cost (Credit)	$2.5	$6.2	$(0.7)	$0.2

(a)	These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the nine months ended September 30, 2019, we contributed $10.4 million in cash to the defined benefit pension plans ($15.0 million for the nine months ended September 30, 2018); we do not expect to make additional contributions to our defined benefit pension plans in 2019. For the nine months ended September 30, 2019, and 2018, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2019.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 11. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Millions
Operating Revenue
Regulated Operations
Residential	$29.8	$30.8	$104.2	$102.2
Commercial	36.8	38.1	110.6	110.9
Municipal	11.8	14.2	39.4	41.9
Industrial	115.6	117.3	357.5	347.5
Other Power Suppliers	37.3	40.9	111.9	127.3
CIP Financial Incentive (a)	2.8	3.0	2.8	3.0
Other	20.0	17.0	59.7	56.5
Total Regulated Operations	254.1	261.3	786.1	789.3

Energy Infrastructure and Related Services

ALLETE Clean Energy
Long-term PSA	7.5	9.0	34.6	40.0
Other	2.9	6.0	8.7	17.9
Total ALLETE Clean Energy	10.4	15.0	43.3	57.9

U.S. Water Services (b)
Point-in-Time	—	29.0	19.0	77.0
Contract	—	9.7	9.2	28.7
Capital Project	—	6.3	5.2	19.0
Total U.S. Water Services	—	45.0	33.4	124.7

Corporate and Other
Long-term Contract	20.5	21.2	61.9	63.9
Other	3.3	5.5	11.2	14.5
Total Corporate and Other	23.8	26.7	73.1	78.4
Total Operating Revenue	$288.3	$348.0	$935.9	$1,050.3
Net Income (Loss)
Regulated Operations	$32.4	$29.8	$114.2	$99.7

Energy Infrastructure and Related Services
ALLETE Clean Energy	(1.2)	1.0	6.5	15.9
U.S. Water Services (b)	—	1.7	(1.1)	0.5

Corporate and Other (b)	—	(1.8)	16.3	(3.1)
Total Net Income	$31.2	$30.7	$135.9	$113.0

(a)	See Note 2. Regulatory Matters.

(b)
On March 26, 2019, ALLETE completed the sale of U.S. Water Services. The Company recognized a gain on the sale of $11.1 million after-tax reflected in Corporate and Other in 2019. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. Third Quarter 2019 Form 10-Q

NOTE 11. BUSINESS SEGMENTS (Continued)

	September 30, 2019	December 31, 2018
Millions
Assets
Regulated Operations	$4,045.2	$3,952.5

Energy Infrastructure and Related Services
ALLETE Clean Energy	839.8	606.6
U.S. Water Services (a)	—	295.8

Corporate and Other	390.8	310.1
Total Assets	$5,275.8	$5,165.0

(a)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services. (See Note 1. Operations and Significant Accounting Policies.)

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

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 145,000 retail customers. Minnesota Power also has 15 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 2. Regulatory Matters.)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 555 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 480 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2019, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2019, to the nine months ended September 30, 2018.

Net income for the nine months ended September 30, 2019, was $135.9 million, or $2.63 per diluted share, compared to $113.0 million, or $2.19 per diluted share, for the same period in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $11.1 million after-tax, or $0.22 per share. Earnings per share dilution was $0.01 due to additional shares of common stock outstanding as of September 30, 2019.

Regulated Operations net income was $114.2 million for the nine months ended September 30, 2019, compared to $99.7 million for the same period in 2018. Net income at Minnesota Power was higher than 2018 primarily due to lower operating and maintenance and property tax expenses, increased cost recovery rider revenue and the timing of fuel adjustment clause recoveries. These increases were partially offset by lower kWh sales. Net income at SWL&P was higher than 2018 primarily due to higher rates. Our after-tax equity earnings in ATC were higher than 2018 primarily due to additional investments.

ALLETE Clean Energy net income was $6.5 million for the nine months ended September 30, 2019, compared to $15.9 million for the same period in 2018. Net income in 2018 included $2.7 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. Net income in 2019 included lower revenue resulting from lower wind resources and availability as well as lower non-cash amortization related to the expiration of power sales agreements, and higher depreciation expense. These decreases were partially offset by $3.2 million of additional production tax credits generated in 2019 compared to production tax credits generated in 2018 as ALLETE Clean Energy continues to execute its refurbishment strategy.

U.S. Water Services net loss was $1.1 million for the nine months ended September 30, 2019, compared to net income of $0.5 million for the same period in 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net income was $16.3 million for the nine months ended September 30, 2019, compared to a net loss of $3.1 million for the same period in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $11.1 million after-tax. Net income in 2019 also included additional income tax benefit recorded in 2019 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate, and higher earnings on cash and short-term investments.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2019 AND 2018

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2019	2018
Millions
Operating Revenue – Utility	$254.1	$261.3
Fuel, Purchased Power and Gas – Utility	98.2	103.2
Transmission Services – Utility	18.3	17.9
Operating and Maintenance	47.5	50.3
Depreciation and Amortization	39.4	39.5
Taxes Other than Income Taxes	11.4	11.8
Operating Income	39.3	38.6
Interest Expense	(14.4)	(15.5)
Equity Earnings	4.9	4.0
Other Income	2.1	1.4
Income Before Income Taxes	31.9	28.5
Income Tax Benefit	(0.5)	(1.3)
Net Income	$32.4	$29.8

Operating Revenue – Utility decreased $7.2 million, or 3 percent, from 2018 as a result of lower revenue from kWh sales and conservation improvement program recoveries, partially offset by higher transmission revenue.

Revenue from kWh sales decreased $10.2 million from 2018 reflecting lower sales to residential, commercial and municipal customers as well as lower sales to other power suppliers. Sales to residential and commercial customers decreased from 2018 primarily due to milder weather in 2019 compared to the same period in 2018. Sales to municipal customers decreased in 2019 as a result of additional customer self-generation in 2019 and the expiration of a contract with a municipal customer on June 30, 2019. Sales to other power suppliers decreased in 2019 primarily due to fewer market sales and sales under PSAs as a result of less generation available for sale, partially offset by the commencement of Minnesota Power’s PSA with Oconto Electric Cooperative in January 2019. Sales to other power suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

Kilowatt-hours Sold			Quantity	%
Quarter Ended September 30,	2019	2018	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	248	251	(3)	(1.2)%
Commercial	361	369	(8)	(2.2)%
Industrial	1,802	1,794	8	0.4%
Municipal	146	196	(50)	(25.5)%
Total Retail and Municipal	2,557	2,610	(53)	(2.0)%
Other Power Suppliers	758	968	(210)	(21.7)%
Total Regulated Utility Kilowatt-hours Sold	3,315	3,578	(263)	(7.4)%

Revenue from electric sales to taconite customers accounted for 27 percent of consolidated operating revenue in 2019 (22 percent in 2018). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2019 (5 percent in 2018). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2019 (6 percent in 2018).

Conservation improvement program recoveries decreased $2.0 million from 2018 primarily due to a decrease in related expenditures.

Transmission revenue increased $4.3 million from 2018. Revenue in 2018 reflected a $4.4 million out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and are being credited to customers in 2019.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Operating Expenses decreased $7.9 million, or 4 percent, from 2018.

Fuel, Purchased Power and Gas – Utility expense decreased $5.0 million, or 5 percent, from 2018 primarily due to lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense decreased $2.8 million, or 6 percent, from 2018 primarily due to lower salary and benefit expenses, and lower maintenance contract expenses.

Interest Expense decreased $1.1 million, or 7 percent, from 2018 primarily due to lower interest on Minnesota Power’s reserve for interim rate refunds and lower average interest rates, partially offset by higher average long-term debt balances. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings increased $0.9 million, or 23 percent, from 2018 primarily due to additional investments in ATC.

Income Tax Benefit decreased $0.8 million from 2018 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2019 to be a lower income tax benefit than in 2018 primarily due to higher pre-tax income.

ALLETE Clean Energy

Quarter Ended September 30,	2019	2018
Millions
Operating Revenue	$10.4	$15.0
Operating and Maintenance	7.3	7.4
Depreciation and Amortization	6.7	6.4
Taxes and Other	0.5	0.6
Operating Income (Loss)	(4.1)	0.6
Interest Expense	(0.7)	(0.8)
Other Income	0.3	0.1
Loss Before Income Taxes	(4.5)	(0.1)
Income Tax Benefit	(3.3)	(1.1)
Net Income (Loss) Attributable to ALLETE	$(1.2)	$1.0

Operating Revenue decreased $4.6 million, or 31 percent, from 2018 primarily due to lower non-cash amortization related to the expiration of power sales agreements of $3.1 million as well as lower kWh sales resulting from lower wind resources and availability.

	Quarter Ended September 30,
	2019		2018
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	28.6	$2.5	38.6	$3.5
Midwest	145.0	6.7	139.7	10.1
West	15.3	1.2	17.0	1.4
Total Production and Operating Revenue	188.9	$10.4	195.3	$15.0

Income Tax Benefit increased $2.2 million from 2018 primarily due to additional production tax credits generated in 2019 and lower pre-tax income. The income tax benefit reflected production tax credits generated of $2.1 million in 2019 and $0.9 million in 2018.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)

U.S. Water Services

Quarter Ended September 30,	2019	2018
Millions
Operating Revenue	—	$45.0
Net Income	—	$1.7

Operating Revenue decreased $45.0 million from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019. (See Note 1. Operations and Significant Accounting Policies.)

Net Income decreased $1.7 million from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue decreased $2.9 million, or 11 percent, from 2018 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2019 compared to 2018, lower revenue from non-rate base generation, and a decrease in land sales at ALLETE Properties.

Net Income increased $1.8 million from 2018 primarily due to additional income tax benefit as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate and lower expenses, partially offset by fewer land sales at ALLETE Properties. Net income at BNI Energy was $1.7 million in 2019 and in 2018. The net loss at ALLETE Properties was $1.0 million in 2019 compared to a net loss of $0.4 million in 2018.

Income Taxes – Consolidated

For the quarter ended September 30, 2019, the effective tax rate was a benefit of 8.3 percent (expense of 1.3 percent for the quarter ended September 30, 2018). The 2019 increase in tax benefit was primarily due to additional production tax credits and additional income tax benefit as GAAP requires the recognition of quarterly income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2019	2018
Millions
Operating Revenue – Utility	$786.1	$789.3
Fuel, Purchased Power and Gas – Utility	295.9	300.6
Transmission Services – Utility	55.8	53.1
Operating and Maintenance	149.4	160.7
Depreciation and Amortization	119.4	118.3
Taxes Other than Income Taxes	36.2	39.9
Operating Income	129.4	116.7
Interest Expense	(44.3)	(45.5)
Equity Earnings	15.3	13.0
Other Income	9.2	4.0
Income Before Income Taxes	109.6	88.2
Income Tax Benefit	(4.6)	(11.5)
Net Income	$114.2	$99.7

ALLETE, Inc. Third Quarter 2019 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Operating Revenue – Utility decreased $3.2 million from 2018 primarily due to lower revenue from kWh sales, mostly offset by higher fuel adjustment clause recoveries, increased cost recovery rider revenue, higher FERC formula-based rates and higher transmission revenue.

Revenue from kWh sales decreased $32.5 million from 2018 reflecting lower sales to residential, commercial, industrial and municipal customers as well as lower sales to other power suppliers. Sales to residential and commercial customers decreased from 2018 primarily due to milder weather in the second and third quarters of 2019. Sales to industrial customers decreased in 2019 reflecting in part lower sales to Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin. Sales to municipal customers decreased from 2018 as a result of additional customer self-generation in 2019 and the expiration of a contract with a municipal customer on June 30, 2019. Sales to other power suppliers decreased in 2019 primarily due to fewer market sales and sales under PSAs as a result of less generation available for sale, partially offset by the commencement of Minnesota Power’s PSA with Oconto Electric Cooperative in January 2019. Sales to other power suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

Kilowatt-hours Sold			Quantity	%
Nine Months Ended September 30,	2019	2018	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	829	836	(7)	(0.8)%
Commercial	1,043	1,075	(32)	(3.0)%
Industrial	5,389	5,418	(29)	(0.5)%
Municipal	519	603	(84)	(13.9)%
Total Retail and Municipal	7,780	7,932	(152)	(1.9)%
Other Power Suppliers	2,294	2,976	(682)	(22.9)%
Total Regulated Utility Kilowatt-hours Sold	10,074	10,908	(834)	(7.6)%

Revenue from electric sales to taconite customers accounted for 25 percent of consolidated operating revenue in 2019 (22 percent in 2018). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2019 (5 percent in 2018). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2019 (6 percent in 2018).

Fuel adjustment clause revenue increased $12.9 million due to period over period timing of recoveries for fuel and purchased power costs attributable to retail and municipal customers.

Cost recovery rider revenue contributed an incremental $12.0 million over current base rates compared to 2018 (see Note 2. Regulatory Matters) primarily due to higher expenditures related to the construction of the GNTL and lower transmission margins related to our portion of CapX2020 transmission lines. Transmission margins for CapX2020 transmission lines recognized below those assumed in Minnesota Power base rates result in increased cost recovery rider revenue to offset the impact of the lower margins.

Revenue from wholesale customers under FERC formula-based rates increased $3.4 million from 2018 primarily due to higher rates.

Transmission revenue increased $3.3 million from 2018. Revenue in 2018 reflected a $4.4 million out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and are being credited to customers in 2019.

Operating Expenses decreased $15.9 million, or 2 percent, from 2018.

Fuel, Purchased Power and Gas – Utility expense decreased $4.7 million, or 2 percent, from 2018 primarily due to lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $2.7 million, or 5 percent, from 2018 primarily due to higher MISO‑related expense.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)
Regulated Operations (Continued)

Operating and Maintenance expense decreased $11.3 million, or 7 percent, from 2018 primarily due to lower salary and benefit expenses, maintenance contract expenses and materials purchased for generation facilities.

Taxes Other than Income Taxes decreased $3.7 million, or 9 percent, from 2018 primarily due to lower property tax expenses resulting from lower estimated taxable market values.

Equity Earnings increased $2.3 million, or 18 percent, from 2018 primarily due to additional investments in ATC.

Other Income increased $5.2 million from 2018 reflecting various individually immaterial items.

Income Tax Benefit decreased $6.9 million from 2018 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2019 to be a lower income tax benefit than in 2018 primarily due to higher pre-tax income.

ALLETE Clean Energy

Nine Months Ended September 30,	2019	2018
Millions
Operating Revenue	$43.3	$57.9
Operating and Maintenance	22.7	22.6
Depreciation and Amortization	19.8	18.2
Taxes and Other	1.6	1.7
Operating Income (Loss)	(0.8)	15.4
Interest Expense	(2.3)	(2.8)
Other Income	2.1	0.2
Income (Loss) Before Income Taxes	(1.0)	12.8
Income Tax Benefit	(7.5)	(3.1)
Net Income Attributable to ALLETE	$6.5	$15.9

Operating Revenue decreased $14.6 million, or 25 percent, from 2018 primarily due to lower non-cash amortization related to the expiration of power sales agreements of $9.2 million as well as lower kWh sales resulting from lower wind resources and availability.

	Nine Months Ended September 30,
	2019		2018
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	173.0	$15.7	185.6	$16.9
Midwest	549.4	23.5	580.6	34.9
West	51.4	4.1	75.3	6.1
Total Production and Operating Revenue	773.8	$43.3	841.5	$57.9

Depreciation and Amortization expense increased $1.6 million, or 9 percent, from 2018 primarily due to additional property, plant and equipment in service.

Other Income increased $1.9 million from 2018 reflecting various individually immaterial items.

Income Tax Benefit increased $4.4 million from 2018 primarily due to additional production tax credits generated in 2019 and lower pre-tax income. The income tax benefit reflected production tax credits generated of $6.3 million in 2019 and $3.1 million in 2018. The income tax benefit in 2018 also reflected $2.7 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (Continued)

U.S. Water Services

Nine Months Ended September 30,	2019	2018
Millions
Operating Revenue	$33.4	$124.7
Net Income (Loss)	$(1.1)	$0.5

Operating Revenue decreased $91.3 million, or 73 percent, from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019. (See Note 1. Operations and Significant Accounting Policies.)

Net Loss increased $1.6 million from 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue decreased $5.3 million, or 7 percent, from 2018 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2019 compared to 2018, and lower revenue from non-rate base generation.

Net Income was $16.3 million in 2019 compared to a net loss of $3.1 million in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $11.1 million after-tax. Net income in 2019 also included additional income tax benefit recorded in 2019 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate, and higher earnings on cash and short-term investments. Net income at BNI Energy was $5.3 million in 2019 and in 2018. The net loss at ALLETE Properties was $2.1 million in 2019 compared to a net loss of $1.5 million in 2018.

Income Taxes – Consolidated

For the nine months ended September 30, 2019, the effective tax rate was a benefit of 3.3 percent (benefit of 8.3 percent for the nine months ended September 30, 2018). The effective tax rate for 2019 was a lower benefit primarily due to a higher tax rate on and higher pre-tax income resulting from the gain on the sale of U.S. Water Services.

We expect our annual effective tax rate in 2019 to be a lower benefit as compared to 2018 reflecting the sale of U.S. Water Services, partially offset by higher production tax credits generated by ALLETE Clean Energy. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 9. Income Tax Expense.)

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

2016 Minnesota General Rate Case. The MPUC issued an order dated March 12, 2018, in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which is expected to result in additional revenue of approximately $13 million on an annualized basis. Interim rates were collected from January 1, 2017, through November 30, 2018, which were fully offset by the recognition of a corresponding reserve for an interim rate refund, net of discounts provided to EITE customers, of $40.0 million as of December 31, 2018, which was refunded in the second quarter of 2019.

2020 Minnesota General Rate Review. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. Once the filing is accepted as complete, an annual interim rate increase of approximately $48 million is expected to be implemented within 60 days, subject to MPUC adjustment and authorization. We cannot predict the level of interim or final rates that may be authorized by the MPUC.

2018 Wisconsin General Rate Case. In an order dated December 20, 2018, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which is expected to result in additional revenue of approximately $1.3 million on an annualized basis.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

OUTLOOK (Continued)

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 53 percent of our regulated utility kWh sales in the nine months ended September 30, 2019, were made to our industrial customers (50 percent in the nine months ended September 30, 2018).

Taconite. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, pipe and tube products for the gas and oil industry, and in the construction industry. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 81 percent of capacity during the first nine months of 2019 compared to 78 percent in the first nine months of 2018. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2019 will increase by approximately one percent compared to 2018.

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

USS Corporation. On October 17, 2019, USS Corporation announced that it had idled one of its pellet production lines at its Minnesota Ore Operations - Minntac plant in Mountain Iron, Minnesota, citing changing market conditions and the need to adjust its raw materials accordingly. USS Corporation also noted it plans to perform additional maintenance during this time in preparation for improved market conditions and does not anticipate any employment impacts. We cannot predict when production may resume on the idled pellet production line, however, we do not expect a material impact to results of operations for 2019.

Northshore Mining. Cliffs has announced that it has made an approximately $90 million investment in its Minnesota ore operations to expand capacity for producing direct reduced-grade pellets at Northshore Mining. Cliffs is currently constructing a hot briquetted iron production plant in Toledo, Ohio, and has begun shipping direct reduced-grade pellets to the Toledo plant in anticipation of the planned start of operations in mid-2020. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

Silver Bay Power. In 2016, Minnesota Power and Silver Bay Power entered into a PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which had been served predominately through self-generation by Silver Bay Power. Minnesota Power supplied Silver Bay Power with at least 50 MW of energy and Silver Bay Power had the option to purchase additional energy from Minnesota Power as it transitioned away from self-generation. In the third quarter of 2019, Silver Bay Power ceased self-generation and Minnesota Power began supplying the full energy requirements for Silver Bay Power.

Paper, Pulp and Secondary Wood Products. We expect operating levels in 2019 at the four major paper and pulp mills we serve to be similar to 2018.

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. On September 30, 2019, Husky Energy announced that it had received the required permit approvals to begin reconstruction. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2021.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. In June 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. In November 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. In December 2018, the MPCA issued PolyMet’s final state water and air quality permits. On March 21, 2019, the U.S. Army Corps of Engineers issued PolyMet’s final federal permit. PolyMet has received all necessary permits to construct and operate its new mining operation. Minnesota Power could supply between 45 MW and 50 MW of load under a 10‑year power supply contract with PolyMet that would begin upon start-up of operations.

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

Renewable Energy. Minnesota Power’s 2015 IRP includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. Minnesota Power continues to execute its renewable energy strategy and expects approximately 50 percent of its energy will be supplied by renewable energy sources by 2021.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.‑Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and Minnesota Power expects the GNTL to be complete and in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $700 million, of which Minnesota Power’s portion is expected to be approximately $325 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $581.6 million have been incurred through September 30, 2019, of which $310.4 million has been recovered from a subsidiary of Manitoba Hydro. (See Note 7. Commitments, Guarantees and Contingencies.)

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. As of September 30, 2019, our equity investment in ATC was $136.9 million ($128.1 million as of December 31, 2018). In the first nine months of 2019, we invested $4.7 million in ATC, and on October 31, 2019, we invested an additional $1.9 million. We do not expect to make any additional investments in 2019. (See Note 3. Equity Investments.)

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

ATC’s 10-year transmission assessment, which covers the years 2019 through 2028, identifies a need for between $2.9 billion and $3.6 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

Energy Infrastructure and Related Services.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in four states, approximately 555 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 480 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

On May 3, 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power to Walmart Inc., Smithfield Foods, Inc. and Starbucks Corporation under long-term power sales agreements. Construction is expected to begin in late 2019 and be completed in late 2020.

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

Wind Energy Facility	Region	Capacity MW	PSA MW %	PSA Expiration
Armenia Mountain	East	101	100%	2024
Chanarambie/Viking	Midwest	98
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	West	50	100%	2022
Lake Benton	Midwest	104	100%	2028
Storm Lake I	Midwest	108	100%	2027
Storm Lake II	Midwest	77
PSA 1			90%	2020
PSA 2			10%	2032
Other	Midwest	17	100%	2028

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

OUTLOOK (Continued)
Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.3 million tons of lignite coal in 2019 (4.3 million tons were sold in 2018) and has sold 3.2 million tons for the nine months ended September 30, 2019 (3.4 million tons were sold for the nine months ended September 30, 2018). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million, of which our portion is expected to be approximately $170 million to $200 million. We expect to utilize tax equity to finance a portion of our project costs. As of September 30, 2019, our equity investment in Nobles 2 was $46.4 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs. We expect to make approximately $12 million in additional investments in 2019.

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

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2019. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 5 percent for 2019 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2019, we had cash and cash equivalents of $100.3 million, $346.9 million in available consolidated lines of credit and a debt-to-capital ratio of 42 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2019%		December 31, 2018%
Millions
Shareholders’ Equity	$2,207.8	58	$2,155.8	59
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,626.7	42	1,495.2	41
	$3,834.5	100	$3,651.0	100

ALLETE, Inc. Third Quarter 2019 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2019	2018
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.0	$110.1
Cash Flows from (used for)
Operating Activities	176.4	298.1
Investing Activities	(160.0)	(207.8)
Financing Activities	39.8	(58.9)
Change in Cash, Cash Equivalents and Restricted Cash	56.2	31.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$135.2	$141.5

Operating Activities. Cash from operating activities was lower in 2019 compared to 2018 primarily due to the refund of Minnesota Power’s provisions for tax reform and interim rates to customers, fewer customer deposits received and lower recoveries from customers under cost recovery riders in 2019. These decreases were partially offset by the timing of collections of accounts receivable.

Investing Activities. Cash used for investing activities was lower in 2019 compared to 2018 primarily due to proceeds received from the sale of U.S. Water Services, partially offset by higher additions to property, plant and equipment.

Financing Activities. Cash from financing activities was higher in 2019 primarily due to higher proceeds from the issuance of long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2019, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2018), the majority of which expire in January 2024. We had $60.1 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of September 30, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018). In addition, as of September 30, 2019, we had 3.7 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. On July 31, 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

Securities. During the nine months ended September 30, 2019, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $1.7 million (0.3 million shares were issued for the nine months ended September 30, 2018, resulting in net proceeds of $14.6 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-211075, 333-183051 and 333-162890.

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

ALLETE, Inc. Third Quarter 2019 Form 10-Q

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

Capital Requirements. Our capital expenditures for 2019 and 2020 are now expected to be approximately $695 million and $495 million, respectively. The increases from the 2019 and 2020 capital expenditures projected in our 2018 Form 10-K are primarily due to the Diamond Spring wind energy facility that ALLETE Clean Energy will build, own and operate pursuant to long-term PSAs with Walmart Inc., Smithfield Foods, Inc. and Starbucks Corporation. (See Outlook – ALLETE Clean Energy.) For the nine months ended September 30, 2019, capital expenditures totaled $421.6 million ($215.5 million for the nine months ended September 30, 2018). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

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

Employees.

As of September 30, 2019, ALLETE had 1,349 employees, of which 1,314 were full-time.

Minnesota Power and SWL&P have an aggregate of 473 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2020, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 182 employees, of which 135 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

OTHER (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2019, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2019, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2019.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2019, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Third Quarter 2019 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4
Amended and Restated Term Loan Agreement dated August 14, 2019, among ALLETE, as Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Bank of America, N.A., as Syndication Agent.

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
99
ALLETE News Release dated November 6, 2019, announcing 2019 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ALLETE, Inc. Third Quarter 2019 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 6, 2019	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2019	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. Third Quarter 2019 Form 10-Q