Form 10-K
period 2019-12-31
ALLETE INC
filed 2020-02-13
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer☒             Accelerated Filer    ☐
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

The aggregate market value of voting stock held by nonaffiliates on June 28, 2019, was $4,285,299,935.

As of February 1, 2020, there were 51,696,497 shares of ALLETE Common Stock, without par value, outstanding.

Documents Incorporated By Reference
Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2019 Form 10-K

Index (Continued)

ALLETE, Inc. 2019 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA, Inc.
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.

ALLETE, Inc. 2019 Form 10-K

Definitions (continued)

Abbreviation or Acronym	Term
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NTEC	Nemadji Trail Energy Center
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
S&P	S&P Global Ratings
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Tenaska	Tenaska Energy, Inc. and Tenaska Energy Holdings, LLC
TCJA	Tax Cuts and Jobs Act of 2017 (Public Law 115-97)
Tonka Water	Tonka Equipment Company
Town Center District	Town Center at Palm Coast Community Development District in Florida
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services, Inc. and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. 2019 Form 10-K

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of ALLETE in this Form 10-K, in presentations, on our website, in response to questions or otherwise. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements:

•	our ability to successfully implement our strategic objectives;

•	global and domestic economic conditions affecting us or our customers;

•	changes in and compliance with laws and regulations;

•	changes in tax rates or policies or in rates of inflation;

•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements;

•	weather conditions, natural disasters and pandemic diseases;

•	our ability to access capital markets, bank financing and other financing sources;

•	changes in interest rates and the performance of the financial markets;

•	project delays or changes in project costs;

•	changes in operating expenses and capital expenditures and our ability to raise revenues from our customers;

•	the impacts of commodity prices on ALLETE and our customers;

•	our ability to attract and retain qualified, skilled and experienced personnel;

•	effects of emerging technology;

•	war, acts of terrorism and cybersecurity attacks;

•	our ability to manage expansion and integrate acquisitions;

•	population growth rates and demographic patterns;

•	wholesale power market conditions;

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

•	effects of competition, including competition for retail and wholesale customers;

•	effects of restructuring initiatives in the electric industry;

•	the impacts on our businesses of climate change and future regulation to restrict the emissions of GHG;

•	effects of increased deployment of distributed low-carbon electricity generation resources;

•	the impacts of laws and regulations related to renewable and distributed generation;

•	pricing, availability and transportation of fuel and other commodities and the ability to recover the costs of such commodities;

•	our current and potential industrial and municipal customers’ ability to execute announced expansion plans;

•	real estate market conditions where our legacy Florida real estate investment is located may not improve; and

•	the success of efforts to realize value from, invest in, and develop new opportunities.

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

ALLETE, Inc. 2019 Form 10-K

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in five states, approximately 660 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 380 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. On March 26, 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. pursuant to a stock purchase agreement for approximately $270 million in cash, net of transaction costs and cash retained.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota, our investment in Nobles 2, a 49 percent equity interest in the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota, ALLETE Properties, our legacy Florida real estate investment, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2019, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2019	2018	2017

Consolidated Operating Revenue – Millions (a)(b)	$1,240.5	$1,498.6	$1,419.3

Percentage of Consolidated Operating Revenue
Regulated Operations	84%	71%	75%
ALLETE Clean Energy (a)	5%	11%	6%
U.S. Water Services (b)	3%	11%	11%
Corporate and Other	8%	7%	8%
	100%	100%	100%

(a)	Includes the sale of a wind energy facility to Montana-Dakota Utilities for $81.1 million in 2018.

(b)	ALLETE sold U.S. Water Services in the first quarter of 2019.

For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 14. Business Segments.

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2019	%	2018	%	2017	%
Millions
Retail and Municipal
Residential	1,130	8	1,140	8	1,096	7
Commercial	1,390	10	1,426	10	1,420	10
Industrial	7,277	54	7,261	50	7,327	50
Municipal	672	5	798	5	799	5
Total Retail and Municipal	10,469	77	10,625	73	10,642	72
Other Power Suppliers	3,185	23	3,953	27	4,039	28
Total Regulated Utility Kilowatt-hours Sold	13,654	100	14,578	100	14,681	100

Industrial Customers. In 2019, industrial customers represented 54 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, paper, pulp and secondary wood products, and pipeline industries.

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2019	%	2018	%	2017	%
Millions
Taconite	5,039	69	5,039	69	4,930	67
Paper, Pulp and Secondary Wood Products	1,014	14	987	14	1,104	15
Pipelines and Other Industrial	1,224	17	1,235	17	1,293	18
Total Industrial Customer Kilowatt-hours Sold	7,277	100	7,261	100	7,327	100

Six taconite facilities served by Minnesota Power made up approximately 80 percent of 2018 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2019 Mining Tax Guide. Sales to taconite customers represented 5,039 million kWh, or 69 percent of total industrial customer kWh sales in 2019. Taconite, an iron‑bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets.

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 80 percent of capacity in 2019 (78 percent in 2018 and 74 percent in 2017). The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2020 will increase by approximately one percent compared to 2019.

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2019*	37
2018	39
2017	38
2016	28
2015	31
2014	39
2013	37
2012	39
2011	39
2010	35
Source: Minnesota Department of Revenue 2019 Mining Tax Guide for years 2010 - 2018.
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

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 1,014 million kWh, or 14 percent of total industrial customer kWh sales in 2019. Minnesota Power also has agreements to provide steam for two of its paper and pulp customers for use in the customers’ operations. The four major paper and pulp mills we serve reported operating at similar levels in 2019 compared to 2018.

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

ALLETE, Inc. 2019 Form 10-K

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

Contract Status for Minnesota Power Large Power Customers
As of December 31, 2019

Customer	Industry	Location	Ownership	Earliest Termination Date
ArcelorMittal – Minorca Mine	Taconite	Virginia, MN	ArcelorMittal S.A.	December 31, 2025
Hibbing Taconite Co. (a)	Taconite	Hibbing, MN	62.3% ArcelorMittal S.A. 23.0% Cliffs 14.7% USS Corporation	December 31, 2023
United Taconite and Northshore Mining	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2026
USS Corporation (USS – Minnesota Ore) (a)(b)	Taconite	Mt. Iron, MN and Keewatin, MN	USS Corporation	December 31, 2023
Boise, Inc. (a)	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2023
UPM Blandin	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	December 31, 2029
Verso Duluth Mill	Paper and Pulp	Duluth, MN	Verso Corporation	December 31, 2024
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	December 31, 2023

(a)
The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is December 31, 2023.

(b)	USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.

Residential and Commercial Customers. In 2019, residential and commercial customers represented 18 percent of total regulated utility kWh sales.

Municipal Customers. In 2019, municipal customers represented five percent of total regulated utility kWh sales. All of the municipal contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contracts with 15 non-affiliated municipal customers in Minnesota have termination dates ranging from 2024 through at least 2032, with a majority of contracts effective through at least 2024. (See Note 4. Regulatory Matters.)

The contract with another municipal customer expired on June 30, 2019. Minnesota Power historically provided approximately 29 MW of average monthly demand to this customer.

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Our PSAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraphs.

Basin PSAs. Minnesota Power has an agreement to sell 100 MW of capacity and energy to Basin for a ten-year period which expires in April 2020. The capacity charge is based on a fixed monthly schedule with a minimum annual escalation provision. The energy charge is based on a fixed monthly schedule and provides for annual escalation based on the cost of fuel. The agreement also allows Minnesota Power to recover a pro rata share of increased costs related to emissions that occur during the last five years of the contract. Minnesota Power has two additional agreements to sell capacity to Basin at fixed prices. (See Note 9. Commitments, Guarantees and Contingencies.)

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 28 percent to Minnkota Power in 2019 (28 percent in 2018 and in 2017). (See Power Supply – Long-Term Purchased Power.)

Silver Bay Power PSA. In 2016, Minnesota Power and Silver Bay Power entered into a PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which had previously been served predominately through self-generation by Silver Bay Power. Starting in 2016, Minnesota Power supplied Silver Bay Power with at least 50 MW of energy and Silver Bay Power had the option to purchase additional energy from Minnesota Power as it transitioned away from self-generation. In the third quarter of 2019, Silver Bay Power ceased self-generation and Minnesota Power began supplying the full energy requirements for Silver Bay Power.

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

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. As of December 31, 2019, Minnesota Power’s generating capability is primarily coal-fired, but also includes wind energy, hydroelectric, natural gas-fired, biomass co-fired and solar generation. Purchased power primarily consists of long-term coal, wind and hydro PPAs as well as market purchases. The following table reflects Minnesota Power’s generating capabilities as of December 31, 2019, and total electrical supply for 2019. Minnesota Power had an annual net peak load of 1,573 MW on November 11, 2019.

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2019
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center (a)	3	1973	355
in Cohasset, MN	4	1980	468	(b)
			823		4,160,011	29.6
Taconite Harbor Energy Center	1	1957	75
in Schroeder, MN	2	1957	75
			150	(c)	—	—
Total Coal-Fired			973		4,160,011	29.6
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	62		21,846	0.2
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	110		19,454	0.1
Total Biomass Co-Fired / Natural Gas			172		41,300	0.3
Hydro (d)
Group consisting of ten stations in MN	Multiple	Multiple	120		643,771	4.6
Wind (e)
Taconite Ridge Energy Center in Mt. Iron, MN	Multiple	2008	25		46,808	0.3
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,571,045	11.2
Total Wind			522		1,617,853	11.5
Solar
Camp Ripley Solar Array near Little Falls, MN	Multiple	2016	10		14,069	0.1
Total Generation			1,797		6,477,004	46.1

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (f)					1,435,546	10.2
Wind - Oliver County, ND					293,761	2.1
Hydro - Manitoba Hydro in Manitoba, Canada					331,019	2.3
Total Long-Term Purchased Power					2,060,326	14.6
Other Purchased Power (g)					5,521,456	39.3
Total Purchased Power					7,581,782	53.9
Total Regulated Utility Power Supply			1,797		14,058,786	100.0

(a)
Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

(b)
Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 3. Jointly-Owned Facilities and Assets.)

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

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2019 for electric generation at Minnesota Power’s coal-fired generating stations was 2.5 million tons (3.8 million tons in 2018; 3.8 million tons in 2017). As of December 31, 2019, Minnesota Power had coal inventories of 0.9 million tons (0.9 million tons as of December 31, 2018). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2021. In 2020, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub‑bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2019	2018	2017
Average Price per Ton	$35.31	$38.89	$36.50
Average Price per MBtu	$1.94	$2.10	$2.01

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 9. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2019 was approximately $1.88 per MBtu ($1.60 per MBtu in 2018; $1.71 per MBtu in 2017). (See Electric Sales / Customers – Minnkota Power PSA.)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (8 miles), 345 kV (242 miles), 250 kV (465 miles), 230 kV (717 miles), 161 kV (43 miles), 138 kV (190 miles), 115 kV (1,285 miles) and less than 115 kV (6,345 miles). We own and operate 158 substations with a total capacity of 8,875 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

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

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and Minnesota Power expects the GNTL to be complete and in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $700 million, of which Minnesota Power’s portion is expected to be approximately $325 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $633.3 million have been incurred through December 31, 2019, of which $339.6 million has been recovered from a subsidiary of Manitoba Hydro. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31 2019, our equity investment in ATC was $141.6 million ($128.1 million as of December 31, 2018). (See Note 5. Equity Investments.)

ATC’s authorized return on equity is 9.88 percent, or 10.38 percent including an incentive adder for participation in a regional transmission organization, based on a November 2019 FERC order. In this order, the FERC reduced the base return on equity for regional transmission organizations as recommended by an administrative law judge with refunds ordered for prior periods. Multiple parties to the complaint have appealed the FERC order.

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

Properties

Our Regulated Operations businesses own office and service buildings, an energy control center, repair shops, electric plants, transmission facilities and storerooms in various localities in Minnesota, Wisconsin and North Dakota. All of the electric plants are subject to mortgages, which collateralize the outstanding first mortgage bonds of Minnesota Power and SWL&P. Most of the generating plants and substations are located on real property owned by Minnesota Power or SWL&P, subject to the lien of a mortgage, whereas most of the electric lines are located on real property owned by others with appropriate easement rights or necessary permits from governmental authorities. WPPI Energy owns 20 percent of Boswell Unit 4. WPPI Energy has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 3. Jointly-Owned Facilities and Assets.)

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

Minnesota Public Utilities Commission. The MPUC has regulatory authority over Minnesota Power’s retail service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. Minnesota Power’s current retail rates are based on a March 2018 MPUC retail rate order that allows for a 9.25 percent return on common equity and a 53.81 percent equity ratio. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments.

2020 Minnesota General Rate Case. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million beginning January 1, 2020.

Additional regulatory proceedings pending with the MPUC are detailed in Note 4. Regulatory Matters.

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters. SWL&P’s current retail rates are based on a December 2018 order that allows for a return on equity of 10.4 percent and a 55.0 percent equity ratio. SWL&P anticipates filing a general rate case in the second quarter of 2020.

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

Regional Organizations

Midcontinent Independent System Operator, Inc. Minnesota Power, SWL&P and ATC are members of MISO, a regional transmission organization. While Minnesota Power and SWL&P retain ownership of their respective transmission assets, their transmission networks are under the regional operational control of MISO. Minnesota Power and SWL&P take and provide transmission service under the MISO open access transmission tariff. In cooperation with stakeholders, MISO manages the delivery of electric power across 15 states and the Canadian province of Manitoba which includes nearly 200,000 MW of generating capacity.

North American Electric Reliability Corporation. The NERC has been certified by the FERC as the national electric reliability organization. The NERC ensures the reliability of the North American bulk power system. The NERC oversees six regional entities that establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems. Minnesota Power is subject to these reliability requirements and can incur significant penalties for non‑compliance.

Midwest Reliability Organization (MRO). Minnesota Power and ATC are members of the MRO, one of the six regional entities overseen by the NERC. The MRO's primary responsibilities are to: ensure compliance with mandatory reliability standards by entities who own, operate or use the interconnected, international bulk power system; conduct assessments of the grid's ability to meet electricity demand in the region; and analyze regional system events.

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

Minnesota Legislation

Renewable Energy. Minnesota law requires 25 percent of electric utilities’ applicable retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. Minnesota law also requires Minnesota Power to meet interim milestones including 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power’s 2015 IRP, which was filed with the MPUC in 2015 and approved with modifications by the MPUC in a 2016 order, included an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

ALLETE, Inc. 2019 Form 10-K

REGULATED OPERATIONS (Continued)
Minnesota Legislation (Continued)

Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date with 27 percent of its applicable retail and municipal energy sales supplied by renewable energy sources in 2019.

Minnesota Solar Energy Standard. Minnesota law requires at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less and community solar garden subscriptions. Minnesota Power expects to meet both parts of the solar mandate. (See Note 4. Regulatory Matters.)

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

In 2019, five percent of total regulated utility kWh sales were to municipal customers in Minnesota by contract. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. Minnesota Power wholesale electric contracts with 14 municipal customers are effective through varying dates ranging from 2024 through 2029. The contract with another municipal customer expired on June 30, 2019. (See Electric Sales / Customers.)

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

ALLETE CLEAN ENERGY

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in five states, approximately 660 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 380 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – ALLETE Clean Energy.)

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

ALLETE, Inc. 2019 Form 10-K

ALLETE CLEAN ENERGY (Continued)

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current operating portfolio of approximately 660 MW is subject to variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Region	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	East	101	100%	2024
Chanarambie/Viking	Midwest	98
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	West	50	100%	2022
Glen Ullin	West	106	100%	2039
Lake Benton	Midwest	104	100%	2028
Storm Lake I	Midwest	108	100%	2027
Storm Lake II	Midwest	77
PSA 1			90%	2020
PSA 2			10%	2032
Other	Midwest	17	100%	2028

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

The majority of ALLETE Clean Energy’s wind operations are located on real property owned by others with appropriate easement rights or necessary consents of governmental authorities. One of ALLETE Clean Energy’s wind energy facilities is encumbered by liens against its assets securing financing. ALLETE Clean Energy’s Glen Ullin wind energy facility is owned through a tax equity financing structure. (See Note 1. Operations and Significant Accounting Policies.)

U.S. WATER SERVICES

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency.

On February 8, 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. On March 26, 2019, ALLETE completed the sale, and received approximately $270 million in cash, net of transaction costs and cash retained. The Company recognized a gain on the sale of U.S. Water Services of $13.2 million after-tax in 2019. ALLETE used the proceeds from the sale of U.S. Water Services to reinvest in growth initiatives at our Regulated Operations and ALLETE Clean Energy.

CORPORATE AND OTHER

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 9. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2019, BNI Energy had a $43.4 million asset reclamation obligation ($26.5 million as of December 31, 2018) included in Other Non-Current Liabilities on the Consolidated Balance Sheet. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2019 Form 10-K

CORPORATE AND OTHER (Continued)

Investment in Nobles 2

In December 2018, our wholly-owned subsidiary, ALLETE South Wind, entered into an agreement with Tenaska to purchase a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million. In the fourth quarter of 2019, we entered into a tax equity funding agreement to finance up to $125 million of the project costs. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2019, our equity investment in Nobles 2 was $56.0 million ($33.0 million at December 31, 2018). We expect to invest approximately $115 million in 2020. (See Note 5. Equity Investments.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major project in Florida is Town Center at Palm Coast.

Summary of Project		Residential	Non-residential
As of December 31, 2019	Acres (a)	Units (b)	Sq. Ft. (b)(c)
Project
Town Center at Palm Coast	807	1,739	1,872,700

(a)	Acreage is approximate and shown on a gross basis, including wetlands.

(b)	Units and square footage are estimated. Density at build out may differ from these estimates.

(c)	Includes retail and non-retail commercial, office, industrial, warehouse, storage and institutional square footage.

In addition to the Town Center at Palm Coast project, ALLETE Properties has approximately 600 acres of other land available for sale. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Corporate and Other – ALLETE Properties.)

Seller Financing. ALLETE Properties occasionally provides seller financing to qualified buyers. As of December 31, 2019, outstanding finance receivables were $5.6 million, net of reserves, with maturities through 2024. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

As of December 31, 2019, non-rate base generation consists of 29 MW of natural gas and hydro generation at Rapids Energy Center in Grand Rapids, Minnesota. In 2019, we sold less than 0.1 million MWh of non-rate base generation (0.1 million MWh in 2018 and in 2017). Net generation is primarily dedicated to the needs of one customer, UPM Blandin.

ALLETE, Inc. 2019 Form 10-K

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

We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. Accruals are adjusted as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are expensed unless recoverable in rates from customers. (See Note 9. Commitments, Guarantees and Contingencies.)

EMPLOYEES

As of December 31, 2019, ALLETE had 1,339 employees, of which 1,316 were full-time.

Minnesota Power and SWL&P have an aggregate of 465 employees who are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2020, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 179 employees, of which 133 are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

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

ALLETE, Inc. 2019 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of February 13, 2020, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Alan R. Hodnik, Age 60
Executive Chairman (a)	February 3, 2020
Chairman and Chief Executive Officer	January 31, 2019
Chairman, President and Chief Executive Officer	May 10, 2011

Bethany M. Owen, Age 54
President and Chief Executive Officer (a)	February 3, 2020
President	January 31, 2019
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

Robert J. Adams, Age 57
Senior Vice President and Chief Financial Officer	March 4, 2017
Senior Vice President – Energy-Centric Businesses and Chief Risk Officer	November 14, 2015
Vice President – Energy-Centric Businesses and Chief Risk Officer	June 23, 2014

Patrick L. Cutshall, Age 54
Vice President and Corporate Treasurer	December 18, 2017
Treasurer	January 1, 2016

Nicole R. Johnson, Age 45
Vice President and Chief Administrative Officer	June 28, 2019

Steven W. Morris, Age 58
Vice President, Controller and Chief Accounting Officer	December 24, 2016
Controller	March 3, 2014

Margaret A. Thickens, Age 53
Vice President, Chief Legal Officer and Corporate Secretary	February 13, 2019

(a)
On January 30, 2020, the Board of Directors of ALLETE elected Bethany M. Owen as Chief Executive Officer of ALLETE effective February 3, 2020, after Alan R. Hodnik informed the Board of Directors on January 30, 2020, that he will retire in May 2021. As part of an orderly transition, Mr. Hodnik will continue as Executive Chairman until May 2021.

All of the executive officers have been employed by us for more than five years in executive or management positions. Prior to election to the position listed above, the following executives held other positions with the Company during the past five years.

Mr. Cutshall was Director – Investments and Tax.
Ms. Johnson was Vice President – Human Resources; Director – Compensation and Benefits.
Ms. Owen was Vice President – Information Technology Solutions and President – SWL&P.
Ms. Thickens was General Counsel and Director of Compliance – ALLETE Clean Energy; General Counsel and Secretary – ALLETE Clean Energy; Senior Attorney.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 12, 2020.

ALLETE, Inc. 2019 Form 10-K

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

We rely on access to financing sources and the capital markets, on acceptable terms and at reasonable costs, as sources of liquidity for capital requirements not satisfied by our cash flows from operations. Market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access and finance in the capital markets or to access other financing sources. Such disruptions or causes of a downgrade could include but are not limited to: the effects of the TCJA on the Company’s cash flow metrics; a loss of, or a reduction in sales to, our taconite, paper and pipeline customers if we are unable to offset the related lost margins; weaker operating performance; adverse regulatory outcomes; disproportionate increase in the contribution to net income from ALLETE Clean Energy and our Corporate and Other businesses as compared to that from our Regulated Operations; deteriorating economic or capital market conditions; or volatility in commodity prices.

If we are not able to access capital on acceptable terms in sufficient amounts and when needed, or at all, the ability to maintain our businesses or to implement our business plans would be adversely affected.

A deterioration in general economic conditions may have adverse impacts on our financial position, results of operations and cash flows.

If economic conditions deteriorate on a national or regional level, it may have a negative impact on the Company’s financial position, results of operations and cash flows as well as on our customers. This impact may include volatility and unpredictability in the demand for the products and services offered by our businesses, the loss of existing customers, tempered growth strategies, customer production cutbacks or customer bankruptcies. An uncertain economy could also adversely affect expenses including pension costs, interest costs, and uncollectible accounts, or lead to reductions in the value of certain real estate and other investments.

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

ALLETE, Inc. 2019 Form 10-K

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

Catastrophic events such as fires, including wildfires, earthquakes, explosions, and floods, severe weather, such as ice storms, hailstorms, or tornadoes or similar occurrences, as well as acts of war, could adversely affect the Company’s facilities, operations, financial position, results of operations and cash flows. Although the Company has contingency plans and employs crisis management to respond and recover operations in the event of a severe disruption resulting from a catastrophic event, these measures may not be successful. Furthermore, despite these measures, if a catastrophic event were to occur, our financial position, results of operations and cash flows could be adversely affected.

We are vulnerable to acts of terrorism or cybersecurity attacks.

Our operations may be targets of terrorist activities or cybersecurity attacks, which could disrupt our ability to provide utility service at our regulated utilities, develop or operate our renewable energy projects at ALLETE Clean Energy, or operate our other businesses. The impacts may also impair the fulfillment of critical business functions, negatively impact our reputation, subject us to litigation or increased regulation, or compromise sensitive, confidential and other data.

There have been cybersecurity attacks on U.S. energy infrastructure in the past and there may be such attacks in the future. Our generation, transmission and distribution facilities, information technology systems and other infrastructure facilities and systems could be direct targets of, or otherwise be materially adversely affected by such activities. Hacking, computer viruses, terrorism, theft and sabotage could impact our systems and facilities, or those of third parties on which we rely, which may disrupt our operations.

Our businesses require the continued operation of sophisticated custom-developed, purchased, and leased information technology systems and network infrastructure as well as the collection and retention of personally identifiable information of our customers, shareholders and employees. Although we maintain security measures designed to prevent cybersecurity incidents and protect our information technology and control systems, network infrastructure and other assets, our technology systems, or those of third parties on which we rely, may be vulnerable to disability, failures or unauthorized access due to hacking, viruses, acts of war or terrorism as well as other causes. If those technology systems fail or are breached and not recovered in a timely manner, we may be unable to perform critical business functions including effectively maintaining certain internal controls over financial reporting, our reputation may be negatively impacted, we may become subject to litigation or increased regulation, and sensitive, confidential and other data could be compromised. If our business were impacted by terrorist activities or cybersecurity attacks, such impacts could have an adverse effect on our financial position, results of operations and cash flows.

ALLETE, Inc. 2019 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

We maintain insurance against some, but not all, of the risks and uncertainties we face.

We maintain insurance against some, but not all, of the risks and uncertainties we face. The occurrence of these risks and uncertainties, if not fully covered by insurance, could have a material effect on our financial position, results of operations and cash flows.

Government challenges to our tax positions, as well as tax law changes and the inherent difficulty in quantifying potential tax effects of our operations and business decisions, could adversely affect our results of operations and liquidity.

We are required to make judgments regarding the potential tax effects of various financial transactions and our ongoing operations in order to estimate our obligations to taxing authorities. The obligations, which include income taxes and taxes other than income taxes, involve complex matters that ultimately could be litigated. We also estimate our ability to use tax benefits, including those in the form of carryforwards and tax credits that are recorded as deferred tax assets on our Consolidated Balance Sheet. A disallowance of these tax benefits could have an adverse impact on our financial position, results of operations and cash flows.

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

Regulated Operations Risks

Our results of operations could be negatively impacted if our taconite, paper and pipeline customers experience an economic downturn, incur work stoppages, fail to compete effectively, experience decreased demand, fail to economically obtain raw materials, fail to renew or obtain necessary permits, or experience a decline in prices for their product.

Minnesota Power’s eight Large Power Customers accounted for 28 percent of our 2019 consolidated operating revenue (24 percent in 2018 and 25 percent in 2017), of which one of these customers accounted for approximately 12 percent of consolidated revenue in 2019 (10 percent in 2018 and in 2017). These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. Additionally, the North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to declining demand.

Accordingly, if our industrial customers experience an economic downturn, incur a work stoppage (including strikes, lock-outs or other events), fail to compete effectively, experience decreased demand, fail to economically obtain raw materials, fail to renew or obtain necessary permits, or experience a decline in prices for their product, there could be adverse effects on their operations and, consequently, this could have a negative impact on our results of operations if we are unable to remarket at similar prices the energy that would otherwise have been sold to such customers.

ALLETE, Inc. 2019 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our utility operations are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

We are subject to an extensive legal and regulatory framework imposed under federal and state law including regulations administered by the FERC, MPUC, MPCA, PSCW, NDPSC and EPA as well as regulations administered by other organizations including the NERC. These laws and regulations relate to allowed rates of return, capital structure, financings, rate and cost structure, acquisition and disposal of assets and facilities, construction and operation of generation, transmission and distribution facilities (including the ongoing maintenance and reliable operation of such facilities), recovery of purchased power costs and capital investments, approval of integrated resource plans and present or prospective wholesale and retail competition, renewable portfolio standards that require utilities to obtain specified percentages of electric supply from eligible renewable generation sources, among other things. Energy policy initiatives at the state or federal level could increase renewable portfolio standards or incentives for distributed generation, municipal utility ownership, or local initiatives could introduce generation or distribution requirements that could change the current integrated utility model. Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. Compliance with these standards may lead to increased operating costs and capital expenditures which are subject to regulatory approval for recovery. If it was determined that we were not in compliance with these mandatory reliability standards or other statutes, rules and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations.

These laws and regulations significantly influence our operations and may affect our ability to recover costs from our customers. We are required to have numerous permits, licenses, approvals and certificates from the agencies and other organizations that regulate our business. We believe we have obtained the necessary permits, licenses, approvals and certificates for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies and other organizations. Changes in regulations, the adoption of new regulations or the expansion of jurisdiction by these agencies and other organizations could have an adverse impact on our business and results of operations.

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

Our regulated operations present certain environmental risks that could adversely affect our financial position and results of operations, including effects of environmental laws and regulations, physical risks associated with climate change and initiatives designed to reduce the impact of GHG emissions.

We are subject to extensive environmental laws and regulations affecting many aspects of our past, present and future operations, including air quality, water quality and usage, waste management, reclamation, hazardous wastes, avian mortality and natural resources. These laws and regulations can result in increased capital expenditures and increased operating and other costs as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to emissions, coal ash and water discharge at generating facilities.

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

ALLETE, Inc. 2019 Form 10-K

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

There is significant uncertainty regarding if and when new laws or regulations will be adopted to reduce or limit GHG and the impact any such laws or regulations would have on us. In 2019, coal was the primary fuel source for 64 percent of the energy produced by our generating facilities. Any future limits on GHG emissions at the federal or state level, or action taken by regulators, may require us to incur significant capital expenditures and increases in operating costs, or could result in the closure of certain coal-fired generating facilities, an impairment of assets, or otherwise adversely affect our results of operations, particularly if resulting expenditures and costs are not fully recoverable from customers.

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

The operation and maintenance of our regulated electric generation and transmission facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The operation of generating facilities involves many risks, including start-up operational risks, breakdown or failure of facilities, the dependence on a specific fuel source, inadequate fuel supply, availability of fuel transportation, and the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A significant portion of our facilities contain older generating equipment, which, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. Generation and transmission facilities and equipment are also likely to require periodic upgrades and improvements due to changing environmental standards and technological advances. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

Our ability to successfully and timely complete capital improvements to existing regulated facilities or other capital projects is contingent upon many variables.

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

Our regulated electric generating operations may not have access to adequate and reliable transmission and distribution facilities necessary to deliver electricity to our customers.

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

ALLETE, Inc. 2019 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our results of operations could be impacted by declining wholesale power prices.

Wholesale prices for electricity have declined in recent years primarily due to low natural gas prices. If there are reductions in demand from customers or if we lose customers, we will market any available power to Other Power Suppliers in an effort to mitigate any earnings impact. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. Due to the low wholesale prices for electricity, we do not expect that our power marketing efforts would fully offset the reduction in earnings resulting from the lower demand from existing customers or the loss of customers. (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

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

Demand for energy may decrease.

Our results of operations are impacted by the demand for energy in our service territories, our municipal customers and other power suppliers. There could be lower demand for energy due to a loss of customers as a result of economic conditions, customers constructing or installing their own generation facilities, higher costs and rates charged to customers, eligible municipal and other power suppliers choosing an alternative energy provider, or loss of service territory or franchises. Further, energy conservation and technological advances that increased energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, we are impacted by state and federal regulations requiring mandatory conservation measures, which reduce the demand for energy products. Continuing technology improvements and regulatory developments may make customer and third party-owned generation technologies such as rooftop solar systems, WTGs, microturbines and battery storage systems more cost effective and feasible for of our customers. If customers utilize their own generation, demand for energy from us would decline. There may not be future economic growth opportunities that would enable us to replace the lost energy demand from these customers. Therefore, a decrease in demand for energy could adversely impact our financial position, results of operations and cash flows.

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

ALLETE, Inc. 2019 Form 10-K

Item 1A. Risk Factors (Continued)

ALLETE Clean Energy / Corporate and Other Risks

The inability to successfully manage and grow ALLETE Clean Energy and our Corporate and Other businesses could adversely affect our results of operations.

The Company's strategy for ALLETE Clean Energy includes adding customers, new geographies, project development for others and growth through acquisitions. This strategy depends, in part, on the Company’s ability to successfully identify and evaluate acquisition opportunities and consummate acquisitions on acceptable terms. The Company may compete with other companies for these acquisition opportunities, which may increase the Company’s cost of making acquisitions and the Company may be unsuccessful in pursuing these acquisition opportunities. Other companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. Additionally, tax law changes may adversely impact the economic characteristics of potential acquisitions or investments. If the Company is unable to execute its strategy of growth through acquisitions, project development for others, or the addition of new customers and geographies, it may impede our long-term objectives and business strategy.

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

The generation of electricity from our wind energy facilities depends heavily on suitable meteorological conditions.

Although our wind energy facilities are located in diverse geographic regions to reduce the potential impact that may be caused by unfavorable weather in a particular region, suitable meteorological conditions are variable and difficult to predict. If wind conditions are unfavorable or meteorological conditions are unsuitable, our electricity generation and revenue from wind energy facilities may be substantially below our expectations. The electricity produced, production tax credits received, and revenues generated by a wind energy facility are highly dependent on suitable wind conditions and associated weather conditions, which are variable and beyond our control. We base our decisions about which wind projects to build or acquire as well as our electricity generation estimates, in part, on the findings of long-term wind and other meteorological studies conducted on the project site and its region; however, the unpredictable nature of wind conditions, weather and meteorological conditions can result in material deviations from these studies and our expectations. Furthermore, components of our systems could be damaged by severe weather, such as hailstorms, lightning or tornadoes. In addition, replacement and spare parts for key components of our diverse turbine portfolio may be difficult or costly to acquire or may be unavailable. Unfavorable wind conditions, weather or changes to meteorological patterns could impair the effectiveness of our wind energy facility assets, reduce their output beneath their rated capacity or require shutdown of key equipment, impeding operation of our wind energy facilities.

The construction, operation and maintenance of our electric generation facilities or investment in facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The construction and operation of generating facilities involves many risks, including the performance by key contracted suppliers and maintenance providers, start-up operations risks, breakdown or failure of facilities, the dependence on the availability of wind resources, or the impact of unusual, adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. Some of our facilities contain older generating equipment, which even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. We could be subject to costs associated with any unexpected failure to produce and deliver power, including failure caused by breakdown or forced outage, as well as repairing damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

As contracts with counterparties expire, we may not be able to replace them with agreements on similar terms.

ALLETE Clean Energy is party to PSAs which expire in various years between 2020 and 2039. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, or sell energy in the wholesale market resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected, which includes potential impairment of property, plant and equipment.

ALLETE, Inc. 2019 Form 10-K

Item 1A. Risk Factors (Continued)
ALLETE Clean Energy / Corporate and Other Risks (Continued)

Counterparties to turbine supply, service and maintenance, or power sale agreements may not fulfill their obligations.

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

BNI Energy sells lignite coal to two electric generating cooperatives, Minnkota Power and Square Butte, and could be adversely impacted if these customers were unable or unwilling to fulfill their related contractual obligations. In addition, BNI Energy and its customers may be adversely impacted by environmental laws and regulations which could have an adverse effect on our financial position, results of operations and cash flows. In addition, insurance companies have decreased the available coverage for policy holders in the mining industry, impacting the availability of coverage, and leading to higher deductibles and premiums.

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

Item 3. Legal Proceedings

Discussions of material regulatory and environmental proceedings are included in Note 4. Regulatory Matters and Note 9. Commitments, Guarantees and Contingencies, and are incorporated by reference herein.

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

ALLETE, Inc. 2019 Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.6175 per share on our common stock is payable on March 1, 2020, to the shareholders of record on February 14, 2020. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors. As of February 1, 2020, there were approximately 21,000 common stock shareholders of record.

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

The calculations assume a $100 investment on December 31, 2014, and reinvestment of dividends.

	2014	2015	2016	2017	2018	2019
ALLETE	$100	$96	$126	$150	$158	$174
S&P 500 Index	$100	$101	$113	$138	$132	$174
Philadelphia Utility Index	$100	$94	$110	$124	$129	$163

ALLETE, Inc. 2019 Form 10-K

Item 6. Selected Financial Data

	2019	2018	2017	2016	2015
Millions Except Per Share Amounts
Operating Revenue (a)(b)	$1,240.5	$1,498.6	$1,419.3	$1,339.7	$1,486.4
Operating Expenses (a)(b)	$1,060.7	$1,297.4	$1,193.4	$1,122.7	$1,274.7
Net Income (c)	$185.5	$174.1	$172.2	$155.8	$141.5
Less: Non-Controlling Interest in Subsidiaries	$(0.1)	—	—	$0.5	$0.4
Net Income Attributable to ALLETE (c)	$185.6	$174.1	$172.2	$155.3	$141.1
Common Stock Dividends	$121.4	$115.0	$108.7	$102.7	$97.9
Earnings Retained in Business (c)	$64.2	$59.1	$63.5	$52.6	$43.2
Shares Outstanding
Year-End	51.7	51.5	51.1	49.6	49.1
Average
Basic	51.6	51.3	50.8	49.3	48.3
Diluted	51.7	51.5	51.0	49.5	48.4
Diluted Earnings Per Share (c)	$3.59	$3.38	$3.38	$3.14	$2.92
Total Assets	$5,482.8	$5,165.0	$5,080.0	$4,876.9	$4,864.4
Long-Term Debt	$1,400.9	$1,428.5	$1,439.2	$1,370.4	$1,556.7
Return on Common Equity (c)	8.4%	8.3%	8.6%	8.4%	8.0%
Common Equity Ratio	56%	59%	58%	55%	53%
Dividends Declared per Common Share	$2.35	$2.24	$2.14	$2.08	$2.02
Dividend Payout Ratio (c)	65%	66%	63%	66%	69%
Book Value Per Share at Year-End	$43.19	$41.85	$40.46	$38.17	$37.18
Capital Expenditures by Segment
Regulated Operations	$230.9	$211.9	$177.1	$121.8	$224.4
ALLETE Clean Energy	385.6	89.7	56.1	106.9	8.6
U.S. Water Services (b)	—	5.0	4.4	3.7	2.9
Corporate and Other	10.1	12.0	28.9	15.4	15.9
Total Capital Expenditures	$626.6	$318.6	$266.5	$247.8	$251.8

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

(b)	In 2019, ALLETE sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd.

(c)	The year ended December 31, 2017 included the impact of the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. (See Note 11. Income Tax Expense.)

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

ALLETE, Inc. 2019 Form 10-K

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in five states, approximately 660 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 380 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. On March 26, 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. pursuant to a stock purchase agreement for approximately $270 million in cash, net of transaction costs and cash retained.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota, our investment in Nobles 2, a 49 percent equity interest in the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota, ALLETE Properties, our legacy Florida real estate investment, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2019, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

2019 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2019, to the year ended December 31, 2018.

Net income attributable to ALLETE in 2019 was $185.6 million, or $3.59 per diluted share, compared to $174.1 million, or $3.38 per diluted share, in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $13.2 million after-tax, or $0.26 per share, and U.S. Water Services results of operations amounted to a net loss of $1.1 million after-tax, or $0.02 per share. Net income in 2018 included $10.2 million after-tax, or $0.20 per share, for the sale of a wind energy facility to Montana-Dakota Utilities, $3.2 million after-tax, or $0.06 per share, from U.S. Water Services and a $2.0 million after-tax, or $0.04 per share, benefit for the change in fair value of the contingent consideration liability. Earnings per share dilution in 2019 was $0.01 due to additional shares of common stock outstanding as of December 31, 2019.

Regulated Operations net income attributable to ALLETE was $154.4 million in 2019, compared to $131.0 million in 2018. Net income at Minnesota Power was higher than 2018 primarily due to lower operating and maintenance and property tax expenses, increased cost recovery rider revenue, higher transmission margins and higher fuel adjustment clause recoveries. These increases were partially offset by lower kWh sales. Net income at SWL&P was higher than 2018 primarily due to higher rates resulting from the implementation of new rates on January 1, 2019. Our after-tax equity earnings in ATC were higher than 2018 primarily due to additional investments and period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints. (See Note 5. Equity Investments.)

ALLETE, Inc. 2019 Form 10-K

2019 Financial Overview (Continued)

ALLETE Clean Energy net income attributable to ALLETE was $12.4 million in 2019 compared to $33.7 million in 2018. Net income in 2018 included $10.2 million after-tax for the sale of a wind energy facility to Montana-Dakota Utilities and $3.0 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017. Net income in 2019 included lower revenue resulting from lower non-cash amortization related to the expiration of power sales agreements as well as lower wind resources and availability, and higher depreciation expense. These decreases were partially offset by $5.3 million of additional production tax credits generated in 2019 compared to production tax credits generated in 2018 as ALLETE Clean Energy continues to execute its refurbishment strategy.

U.S. Water Services net loss attributable to ALLETE was $1.1 million in 2019, compared to net income of $3.2 million in 2018. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net income attributable to ALLETE was $19.9 million in 2019 compared to $6.2 million in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $13.2 million after-tax, of which $2.1 million after-tax was recognized in the fourth quarter of 2019 for the favorable settlement of a U.S. Water Services patent infringement case. Net income in 2019 also included higher earnings on cash and investments. Net income in 2018 included a $2.0 million after-tax benefit for the change in fair value of the contingent consideration liability.

2019 Compared to 2018

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2019	2018
Millions
Operating Revenue – Utility	$1,042.4	$1,059.5
Fuel, Purchased Power and Gas – Utility	390.7	407.5
Transmission Services – Utility	69.8	69.9
Operating and Maintenance	201.9	220.1
Depreciation and Amortization	159.4	158.0
Taxes Other than Income Taxes	48.4	52.5
Operating Income	172.2	151.5
Interest Expense	(58.9)	(60.2)
Equity Earnings in ATC	21.7	17.5
Other Income	12.3	6.7
Income Before Income Taxes	147.3	115.5
Income Tax Expense (Benefit)	(7.1)	(15.5)
Net Income Attributable to ALLETE	$154.4	$131.0

Operating Revenue – Utility decreased $17.1 million from 2018 primarily due to lower revenue from kWh sales and conservation improvement recoveries, partially offset by increased cost recovery rider revenue, higher fuel adjustment clause recoveries and higher FERC formula-based rates.

Revenue from kWh sales decreased $43.3 million from 2018 reflecting lower sales to residential, commercial and municipal customers as well as lower sales to other power suppliers. Sales to residential and commercial customers decreased from 2018 primarily due to milder weather conditions in 2019. Sales to industrial customers in 2019 were similar to 2018 reflecting higher sales to Silver Bay Power as it ceased self-generation in the third quarter of 2019, partially offset by lower sales to Husky Energy due to an April 2018 fire at its refinery in Superior, Wisconsin. Sales to municipal customers decreased from 2018 as a result of additional customer self-generation in 2019 and the expiration of a contract with a municipal customer on June 30, 2019. Sales to other power suppliers decreased in 2019 primarily due to fewer market sales and sales under PSAs as a result of less generation available for sale, partially offset by the commencement of Minnesota Power’s PSA with Oconto Electric Cooperative in January 2019. Sales to other power suppliers are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations.

ALLETE, Inc. 2019 Form 10-K

2019 Compared to 2018 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold	2019	2018	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,130	1,140	(10)	(0.9)
Commercial	1,390	1,426	(36)	(2.5)
Industrial	7,277	7,261	16	0.2
Municipal	672	798	(126)	(15.8)
Total Retail and Municipal	10,469	10,625	(156)	(1.5)
Other Power Suppliers	3,185	3,953	(768)	(19.4)
Total Regulated Utility Kilowatt-hours Sold	13,654	14,578	(924)	(6.3)

Revenue from electric sales to taconite customers accounted for 25 percent of consolidated operating revenue in 2019 (21 percent in 2018). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of consolidated operating revenue in 2019 (4 percent in 2018). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2019 (6 percent in 2018).

Conservation improvement program recoveries decreased $5.9 million from 2018 primarily due to a decrease in related expenditures.

Cost recovery rider revenue contributed an incremental $14.0 million over current base rates compared to 2018 (see Note 4. Regulatory Matters) primarily due to higher expenditures related to the construction of the GNTL and lower transmission margins related to our portion of CapX2020 transmission lines. Transmission margins for CapX2020 transmission lines recognized below those assumed in Minnesota Power base rates result in increased cost recovery rider revenue to offset the impact of the lower margins.

Fuel adjustment clause revenue increased $13.1 million due to period over period timing of recoveries for fuel and purchased power costs attributable to retail and municipal customers. Beginning in 2020, the method of accounting for all Minnesota electric utilities changed to a monthly budgeted, forward-looking FAC with annual prudence review and true-up to actual allowed costs. (See Note 4. Regulatory Matters.)

Revenue from wholesale customers under FERC formula-based rates increased $3.3 million from 2018 primarily due to higher rates.

Transmission revenue was similar to 2018 reflecting a $4.4 million out-of-period adjustment in 2018 for an estimated true-up of MISO rates that were billed in 2017 and credited to customers in 2019, mostly offset by lower MISO-related revenue in 2019.

Operating Expenses decreased $37.8 million, or 4 percent, from 2018.

Fuel, Purchased Power and Gas – Utility expense decreased $16.8 million, or 4 percent, from 2018 primarily due to lower kWh sales, purchased power prices and fuel costs, partially offset by higher costs of purchased power from Square Butte. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense decreased $18.2 million, or 8 percent, from 2018 primarily due to lower salary and benefit expenses, maintenance contract expenses and materials purchased for generation facilities as well as a decrease in severance expense of $2.3 million in 2019.

Taxes Other than Income Taxes decreased $4.1 million, or 8 percent, from 2018 primarily due to lower property tax expenses resulting from lower estimated taxable market values.

ALLETE, Inc. 2019 Form 10-K

2019 Compared to 2018 (Continued)
Regulated Operations (Continued)

Interest Expense decreased $1.3 million, or 2 percent, from 2018 primarily due to lower average long-term debt balances for our Regulated Operations and interest on Minnesota Power’s reserve for interim rate refunds. We record interest expense for Regulated Operations primarily based on rate base and authorized capital structure, and allocate the balance to Corporate and Other.

Equity Earnings in ATC increased $4.2 million, or 24 percent, from 2018 primarily due to additional investments and period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints. (See Note 5. Equity Investments.)

Other Income increased $5.6 million from 2018 reflecting higher AFUDC – Equity and lower pension and other postretirement benefit plan non-service costs. (See Note 12. Pension and Other Postretirement Benefit Plans.)

Income Tax Benefit was $7.1 million in 2019 compared to income tax benefit of $15.5 million in 2018. The income tax benefit in 2019 reflects higher pre-tax income, partially offset by higher production tax credits.

ALLETE Clean Energy

Year Ended December 31	2019	2018
Millions
Operating Revenue
Contracts with Customers – Non-utility (a)	$48.0	$136.3
Other – Non-utility (b)	11.6	23.6
Cost of Sales – Non-utility (a)	—	67.4
Operating and Maintenance	29.5	29.9
Depreciation and Amortization	26.8	24.4
Taxes Other than Income Taxes	2.1	2.1
Operating Income	1.2	36.1
Interest Expense	(2.8)	(3.6)
Other Income	2.0	0.2
Income Before Income Taxes	0.4	32.7
Income Tax Expense (Benefit)	(11.9)	(1.0)
Net Income	12.3	33.7
Less: Non-Controlling Interest in Subsidiaries (c)	(0.1)	—
Net Income Attributable to ALLETE (a)	$12.4	$33.7

(a)	In 2018, operating revenue and operating expenses included $81.1 million and $67.4 million, respectively, for the sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities.

(b)	Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

(c)	See Note 1. Operations and Significant Accounting Policies.

Operating Revenue decreased $100.3 million from 2018 primarily due to the sale of a wind energy facility to Montana-Dakota Utilities in 2018 and lower kWh sales resulting from lower wind resources and availability. In addition, revenue decreased $12.0 million due to lower non-cash amortization related to the expiration of power sales agreements. In 2019, two PSAs expired and the related non-cash revenue was fully amortized. (See Note 1. Operations and Significant Accounting Policies – Revenue – ALLETE Clean Energy – Other and Item 7. Management’s Discussion and Analysis – Outlook – ALLETE Clean Energy.)

ALLETE, Inc. 2019 Form 10-K

2019 Compared to 2018 (Continued)
ALLETE Clean Energy (Continued)

	Year Ended December 31,
	2019		2018
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	232.9	$21.0	264.5	$24.1
Midwest	805.8	32.4	791.6	46.6
West	87.8	6.2	99.6	8.1
Total Wind Energy Facilities	1,126.5	59.6	1,155.7	78.8
Sale of Wind Energy Facility	—	—	—	81.1
Total Production and Operating Revenue	1,126.5	$59.6	1,155.7	$159.9

Cost of Sales decreased $67.4 million from 2018 due to the sale of a wind energy facility to Montana-Dakota Utilities in 2018.

Depreciation and Amortization expense increased $2.4 million, or 10 percent, from 2018 primarily due to additional property, plant and equipment in service.

Other Income increased $1.8 million from 2018 reflecting various individually immaterial items.

Income Tax Benefit increased $10.9 million from 2018 primarily due to additional production tax credits generated in 2019 and lower pre-tax income. The income tax benefit reflected production tax credits generated of $10.9 million in 2019 and $5.6 million in 2018. The income tax benefit in 2018 also reflected $3.0 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017.

U.S. Water Services

Year Ended December 31	2019	2018
Millions
Operating Revenue	$33.4	$172.1
Net Income (Loss) Attributable to ALLETE	$(1.1)	$3.2

Operating Revenue decreased $138.7 million from 2018. ALLETE sold U.S. Water Services in the first quarter of 2019. (See Note 1. Operations and Significant Accounting Policies.)

Corporate and Other

Operating Revenue decreased $2.0 million, or 2 percent, from 2018 primarily due to lower revenue from non-rate base generation and lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2019 compared to 2018. These increases were partially offset by higher land sales at ALLETE Properties.

Net Income Attributable to ALLETE was $19.9 million in 2019 compared to $6.2 million in 2018. Net income in 2019 included the gain on sale of U.S. Water Services of $13.2 million after-tax, of which $2.1 million after-tax was recognized in the fourth quarter of 2019 for the favorable settlement of a U.S. Water Services patent infringement case. Net income in 2019 also included higher earnings on cash and investments. Net income in 2018 included a $2.0 million after-tax benefit for the change in fair value of the contingent consideration liability. Net income at BNI Energy was $7.4 million in 2019 compared to $6.8 million in 2018, reflecting higher earnings from investments in 2019. Net income at ALLETE Properties was $0.3 million in 2019 compared to a net loss of $0.5 million in 2018 reflecting higher land sales in 2019.

Income Taxes – Consolidated

For the year ended December 31, 2019, the effective tax rate was a benefit of 3.7 percent (benefit of 9.8 percent for the year ended December 31, 2018). The effective tax rate for 2019 was a lower benefit primarily due to higher pre-tax income resulting from the gain on sale of U.S. Water Services and a higher effective tax rate on the gain, partially offset by higher production tax credits. (See Note 11. Income Tax Expense.)

ALLETE, Inc. 2019 Form 10-K

2018 Compared to 2017

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

Transmission revenue decreased $15.0 million primarily due to lower MISO-related revenue and a $4.4 million out-of-period adjustment for an estimated true-up of MISO rates that were billed in 2017 and credited to customers in 2019.

Revenue decreased $14.0 million due to the impact of a regulatory outcome in 2017 related to the allocation of North Dakota investment tax credits. This decrease in revenue was offset by the income tax impacts of the regulatory outcome resulting in no impact to net income for Regulated Operations. (See Note 4. Regulatory Matters and Income Tax Benefit.)

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

ALLETE, Inc. 2019 Form 10-K

2018 Compared to 2017 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold	2018	2017	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,140	1,096	44	4.0
Commercial	1,426	1,420	6	0.4
Industrial	7,261	7,327	(66)	(0.9)
Municipal	798	799	(1)	(0.1)
Total Retail and Municipal	10,625	10,642	(17)	(0.2)
Other Power Suppliers	3,953	4,039	(86)	(2.1)
Total Regulated Utility Kilowatt-hours Sold	14,578	14,681	(103)	(0.7)

Revenue from electric sales to taconite customers accounted for 21 percent of consolidated operating revenue in 2018 (22 percent in 2017). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 4 percent of consolidated operating revenue in 2018 (5 percent in 2017). Revenue from electric sales to pipelines and other industrial customers accounted for 6 percent of consolidated operating revenue in 2018 (7 percent in 2017).

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

ALLETE, Inc. 2019 Form 10-K

2018 Compared to 2017 (Continued)
Regulated Operations (Continued)

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

ALLETE Clean Energy

Year Ended December 31	2018	2017
Millions
Operating Revenue
Contracts with Customers – Non-utility (a)	$136.3	$56.9
Other – Non-utility (b)	23.6	23.6
Cost of Sales – Non-utility (a)	67.4	—
Operating and Maintenance	29.9	23.5
Depreciation and Amortization	24.4	23.4
Taxes Other than Income Taxes	2.1	2.2
Operating Income	36.1	31.4
Interest Expense	(3.6)	(4.2)
Other Income	0.2	0.1
Income Before Income Taxes	32.7	27.3
Income Tax Expense (Benefit) (c)	(1.0)	(14.2)
Net Income Attributable to ALLETE	$33.7	$41.5

(a)	In 2018, operating revenue and operating expenses included $81.1 million and $67.4 million, respectively, for the sale of a wind energy facility by ALLETE Clean Energy to Montana-Dakota Utilities.

(b)	Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs. (See Note 1. Operations and Significant Accounting Policies.)

(c)	Income Tax Benefit in 2017 include a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Operating Revenue increased $79.4 million from 2017 due to the sale of a wind energy facility to Montana-Dakota Utilities in 2018.

ALLETE, Inc. 2019 Form 10-K

2018 Compared to 2017 (Continued)
ALLETE Clean Energy (Continued)

	Year Ended December 31,
	2018		2017
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	264.5	$24.1	267.4	$24.4
Midwest	791.6	46.6	873.5	48.6
West	99.6	8.1	90.7	7.5
Total Wind Energy Facilities	1,155.7	78.8	1,231.6	80.5
Sale of Wind Energy Facility	—	81.1	—	—
Total Production and Operating Revenue	1,155.7	$159.9	1,231.6	$80.5

Cost of Sales increased $67.4 million from 2017 due to the sale of a wind energy facility to Montana-Dakota Utilities in 2018.

Operating and Maintenance expense increased $6.4 million, or 27 percent, from 2017 primarily due higher professional services and routine maintenance costs.

Income Tax Benefit decreased $13.2 million from 2017. Income tax benefit in 2017 included a $23.6 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA. The income tax benefit in 2018 reflected production tax credits generated of $5.6 million, $3.0 million of production tax credits that resulted from the retrospective qualification of additional wind turbine generators in 2016 and 2017, and higher pre-tax income.

U.S. Water Services

Year Ended December 31	2018	2017
Millions
Operating Revenue	$172.1	$151.8
Net Income Attributable to ALLETE (a)	$3.2	$10.7

(a)	Results in 2017 include a $9.2 million after-tax benefit due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Operating Revenue increased $20.3 million from 2017. Revenue from chemical sales and related services was $138.6 million in 2018 compared to $132.0 million in 2017. Revenue from capital projects was $33.5 million for 2018 compared to $19.8 million in 2017. Revenue in 2018 reflected a full year of sales from Tonka Water, which was acquired in September 2017.

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

ALLETE, Inc. 2019 Form 10-K

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

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2019, was approximately 34 percent equity securities, 62 percent fixed income, 1 percent private equity and 3 percent real estate. Our postretirement health and life asset allocation as of December 31, 2019, was approximately 66 percent equity securities, 33 percent fixed income and 1 percent private equity. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2019, we used expected long-term rates of return of 7.25 percent in our actuarial determination of our pension expense and 5.80 percent to 7.25 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one‑quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1.9 million, pre-tax.

ALLETE, Inc. 2019 Form 10-K

Critical Accounting Policies (Continued)
Pension and Postretirement Health and Life Actuarial Assumptions (Continued)

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2019, we used discount rates of 4.39 percent to 4.53 percent and 4.47 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $0.9 million, pre‑tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2019, considered a modified PRI-2012 mortality table and mortality projection scale. (See Note 12. Pension and Other Postretirement Benefit Plans.)

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

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of 5 percent to 7 percent, and providing a dividend payout competitive with our industry. Regulated Operations is projected to have average annual earnings growth of 4 percent to 5 percent. ALLETE Clean Energy and our Corporate and Other businesses are projected to have average annual earnings growth of at least 15 percent over the long-term.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and our Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2020. Over the next several years, the contribution of ALLETE Clean Energy and our Corporate and Other businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

On March 26, 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. pursuant to a stock purchase agreement for approximately $270 million in cash, net of transaction costs and cash retained.

ALLETE, Inc. 2019 Form 10-K

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

2016 Minnesota General Rate Case. The MPUC issued a March 2018 order in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect in December 2018.

2020 Minnesota General Rate Case. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million beginning January 1, 2020.

2018 Wisconsin General Rate Case. In a December 2018 order, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which resulted in additional revenue of approximately $3 million. SWL&P anticipates filing a general rate case in the second quarter of 2020.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 54 percent of our regulated utility kWh sales in 2019 (50 percent in 2018 and 2017) were made to our industrial customers. We expect industrial sales of approximately 7.0 million to 7.5 million MWh in 2020 (7.3 million MWh in 2019 and in 2018). (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 80 percent of capacity in 2019 (78 percent in 2018 and 74 percent in 2017). The World Steel Association, an association of over 160 steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2020 will increase by approximately one percent compared to 2019.

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

ALLETE, Inc. 2019 Form 10-K

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

Silver Bay Power. In 2016, Minnesota Power and Silver Bay Power entered into a PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which had previously been served predominately through self-generation by Silver Bay Power. Starting in 2016, Minnesota Power supplied Silver Bay Power with at least 50 MW of energy and Silver Bay Power had the option to purchase additional energy from Minnesota Power as it transitioned away from self-generation. In the third quarter of 2019, Silver Bay Power ceased self-generation and Minnesota Power began supplying the full energy requirements for Silver Bay Power.

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. We expect operating levels in 2020 at the four major paper and pulp mills we serve to be similar to 2019.

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. In June 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. In November 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. In December 2018, the MPCA issued PolyMet’s final state water and air quality permits. On March 21, 2019, the U.S. Army Corps of Engineers issued PolyMet’s final federal permit. PolyMet was issued all necessary permits to construct and operate its new mining operation; however, on January 13, 2020, the Minnesota Court of Appeals reversed the DNR’s decisions granting PolyMet’s permit to mine and dam-safety permits, and remanded them back to the DNR to hold a contested-case hearing. On February 11, 2020, PolyMet announced it has filed a petition for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decision. Minnesota Power could supply between 45 MW and 50 MW of load under a 10‑year power supply contract with PolyMet that would begin upon start-up of operations.

ALLETE, Inc. 2019 Form 10-K

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

In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a PPA for the output of a 250 MW wind energy facility (see Nobles 2 PPA) as well as approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 625 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment worksheet before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through December 31, 2019, is approximately $12 million.

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

Renewable Energy. Minnesota Power’s 2015 IRP includes an update on its plans and progress in meeting the Minnesota renewable energy milestones through 2025. Minnesota Power continues to execute its renewable energy strategy through renewable projects that will ensure it meets the identified state mandate at the lowest cost for customers. Minnesota Power has exceeded the interim milestone requirements to date and expects between 25 percent and 30 percent of its applicable retail and municipal energy sales will be supplied by renewable energy sources in 2020. (See Item 1. Business – Regulated Operations – Minnesota Legislation and EnergyForward.)

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

ALLETE, Inc. 2019 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

Minnesota Power uses the 465-mile, 250-kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. Minnesota Power is currently pursuing a modernization and capacity upgrade of its DC transmission system to continue providing reliable operations and additional system capabilities.

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

The third PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The PPA is subject to the construction of the GNTL and MMTP. (See Note 9. Commitments, Guarantees and Contingencies.) The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The fourth PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL and MMTP. (See Note 9. Commitments, Guarantees and Contingencies.)

The fifth PPA provides for Minnesota Power to purchase 50 MW of capacity from Manitoba Hydro at fixed prices. The PPA began in June 2017 and expires in May 2020.

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include the GNTL, investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others) and our investment in ATC. See Item 1. Business – Regulated Operations and Note 9. Commitments, Guarantees and Contingencies.

ALLETE, Inc. 2019 Form 10-K

Outlook (Continued)

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

Federal production tax credit qualification is important to the economics of project development, and in 2016, 2017 and 2018 ALLETE Clean Energy invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,500 MW of production tax credit qualified wind projects through 2022. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to approximately 500 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $20 million in 2020, $17 million to $22 million annually in 2021 through 2027 and decreasing thereafter through 2030.

In 2017, ALLETE Clean Energy announced it will build, own and operate a 100 MW wind energy facility pursuant to a 20-year PSA with Northern States Power; construction was completed and tax equity funding was received in the fourth quarter of 2019. In March 2018, ALLETE Clean Energy announced that it will build, own and operate an 80 MW wind energy facility pursuant to a 15-year PSA with NorthWestern Corporation; construction is expected to be completed in the first quarter of 2020.

On May 3, 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2020.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current operating portfolio of approximately 660 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	East	101	100%	2024
Chanarambie/Viking	Midwest	98
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	West	50	100%	2022
Glen Ullin	West	106	100%	2039
Lake Benton	Midwest	104	100%	2028
Storm Lake I	Midwest	108	100%	2027
Storm Lake II	Midwest	77
PSA 1			90%	2020
PSA 2			10%	2032
Other	Midwest	17	100%	2028

(a)	The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

Non-cash amortization to revenue recognized by ALLETE Clean Energy relates to the amortization of differences between contract prices and estimated market prices on assumed PSAs. As part of wind energy facility acquisitions, ALLETE Clean Energy assumed various PSAs that were above or below estimated market prices at the time of acquisition; the resulting differences between contract prices and estimated market prices are amortized to revenue over the remaining PSA term. Non-cash amortization is expected to be approximately $11.5 million annually in 2020 through 2023, $5.5 million annually in 2024 through 2027, and decreasing thereafter through 2032.

ALLETE, Inc. 2019 Form 10-K

Outlook (Continued)

Corporate and Other.

BNI Energy. In 2019, BNI Energy sold 4.1 million tons of coal (4.3 million tons in 2018) and anticipates 2020 sales will be higher than 2019 reflecting no major planned customer outages anticipated in 2020. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. In December 2018, our wholly-owned subsidiary, ALLETE South Wind, entered into an agreement with Tenaska to purchase a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million. In the fourth quarter of 2019, we entered into a tax equity funding agreement to finance up to $125 million of the project costs. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 5. Equity Investments.)

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

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2019. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 15 percent to 20 percent for 2020 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 11 years due to production tax credits attributable to our wind energy generation.

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2019, we had cash and cash equivalents of $69.3 million, $345.0 million in available consolidated lines of credit and a debt-to-capital ratio of 41 percent.

On March 26, 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. pursuant to a stock purchase agreement for approximately $270 million in cash, net of transaction costs and cash retained.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2019	%	2018	%	2017	%
Millions
ALLETE Equity	$2,231.9	56	$2,155.8	59	$2,068.2	58
Non-Controlling Interest	103.7	3	—	—	—	—
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,622.6	41	1,495.2	41	1,513.3	42
	$3,958.2	100	$3,651.0	100	$3,581.5	100

ALLETE, Inc. 2019 Form 10-K

Liquidity and Capital Resources (Continued)

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2019	2018	2017
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.0	$110.1	$38.3
Cash Flows from (used for)
Operating Activities	249.5	433.1	402.9
Investing Activities	(345.3)	(349.0)	(229.0)
Financing Activities	109.3	(115.2)	(102.1)
Change in Cash, Cash Equivalents and Restricted Cash	13.5	(31.1)	71.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$92.5	$79.0	$110.1

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

Investing Activities. Cash used for investing activities in 2019 was similar to 2018 reflecting proceeds received from the sale of U.S. Water Services, mostly offset by higher additions to property, plant and equipment.

Cash used for investing activities was higher in 2018 compared to 2017 primarily due to higher capital expenditures and additional contributions to equity method investments in 2018. (See Note 5. Equity Investments.) These increases in cash used for investing activities were partially offset by the acquisition of Tonka Water in 2017.

Financing Activities. Cash from financing activities was higher in 2019 primarily due to higher proceeds from the issuance of long-term debt and proceeds from a tax equity financing (non-controlling interest in subsidiaries), partially offset by higher dividends on common stock.

Cash used for financing activities was higher in 2018 compared to 2017 primarily due to higher dividends on common stock as well as lower proceeds from the issuance of common stock and long-term debt in 2018, partially offset by lower repayments of long-term debt in 2018.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2019, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2018), most of which expire in January 2024. We had $62.0 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018). In addition, as of December 31, 2019, we had 3.7 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement (Credit Agreement). The Credit Agreement amended and restated ALLETE’s $400 million credit facility, which was scheduled to expire in October 2020. The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to $150 million and ALLETE may make two requests to extend the maturity date, each for a one‑year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE's commercial paper program and to issue up to $100 million in letters of credit.

ALLETE, Inc. 2019 Form 10-K

Liquidity and Capital Resources (Continued)

Securities. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2019. For the year ended December 31, 2019, no shares of common stock were issued under this agreement (none in 2018; 1 million shares for net proceeds of $65.7 million in 2017). The shares issued in 2017 were offered and sold pursuant to Registration Statement No. 333-212794. On July 31, 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the year ended December 31, 2019, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $1.9 million (0.4 million shares for net proceeds of $20.3 million in 2018; 0.3 million shares for net proceeds of $20.3 million in 2017). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-211075, 333-183051 and 333-162890. See Note 10. Common Stock and Earnings Per Share for additional detail regarding ALLETE’s equity securities.

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

On August 14, 2019, ALLETE entered into a $110.0 million term loan agreement (Term Loan). The Term Loan is an unsecured, single draw loan that is due on August 25, 2020, and may be prepaid at any time subject to a make-whole provision. Interest on the Term Loan is payable monthly at a rate per annum equal to LIBOR plus 1.025 percent. Proceeds from the Term Loan were used for general corporate purposes.

On January 10, 2020, ALLETE entered into a $200 million term loan agreement (Term Loan) and borrowed $60 million upon execution. The unsecured Term Loan provides for the ability to borrow up to an additional $140 million, is due on February 10, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.55 percent. Proceeds from the Term Loan will be used for construction-related expenditures. See Note 8. Short-Term and Long-Term Debt for additional detail regarding ALLETE’s debt securities.

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2019, we contributed $10.4 million in cash to the defined benefit pension plans. On January 15, 2020, we contributed $10.7 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to our defined benefit pension plans in 2020, and we do not expect to make any contributions to our other postretirement benefit plans in 2020. (See Note 10. Common Stock and Earnings Per Share and Note 12. Pension and Other Postretirement Benefit Plans.)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are discussed in Note 9. Commitments, Guarantees and Contingencies.

ALLETE, Inc. 2019 Form 10-K

Liquidity and Capital Resources (Continued)

Contractual Obligations and Commercial Commitments. ALLETE has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. The following table summarizes contractual obligations and other commercial commitments as of December 31, 2019:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Millions
Long-Term Debt	$2,396.7	$277.0	$301.2	$259.2	$1,559.3
Pension (a)	490.7	51.2	100.8	99.4	239.3
Other Postretirement Benefit Plans (a)	81.3	8.6	16.6	16.0	40.1
Capital Purchase Obligations	292.7	292.7	—	—	—
Easement Obligations	197.1	5.0	10.7	11.0	170.4
Operating Lease Obligations	35.2	6.6	11.0	6.1	11.5
PPA Obligations (b)	2,051.8	113.0	268.0	284.1	1,386.7
Other Purchase Obligations	32.5	22.8	9.6	—	0.1
Total Contractual Obligations	$5,578.0	$776.9	$717.9	$675.8	$3,407.4

(a)	Represents the estimated future benefit payments for our defined benefit pension and other postretirement plans through 2029.

(b)
Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered; and the agreement with Nobles 2 commencing in 2020 as it is subject to construction of a wind energy facility. (See Note 9. Commitments, Guarantees and Contingencies.)

Long-Term Debt. Our long-term debt obligations, including long-term debt due within one year, represent the principal amount of bonds, notes and loans which are recorded on the Consolidated Balance Sheet, plus interest. The table above assumes that the interest rates in effect at December 31, 2019, remain constant through the remaining term. (See Note 8. Short-Term and Long‑Term Debt.)

Pension and Other Postretirement Benefit Plans. Our pension and other postretirement benefit plan obligations represent our current estimate of future benefit payments through 2029. Pension contributions will be dependent on several factors including realized asset performance, future discount rate and other actuarial assumptions, Internal Revenue Service and other regulatory requirements, and contributions required to avoid benefit restrictions for the pension plans. Funding for the other postretirement benefit plans is impacted by realized asset performance, future discount rate and other actuarial assumptions, and utility regulatory requirements. These amounts are estimates and will change based on actual market performance, changes in interest rates and any changes in governmental regulations. (See Note 12. Pension and Other Postretirement Benefit Plans.)

Easement Obligations. Easement obligations represent the minimum payments for our land easement agreements at our wind energy facilities.

PPA Obligations. PPA obligations represent our Square Butte, Manitoba Hydro, Minnkota Power and other PPAs. (See Note 9. Commitments, Guarantees and Contingencies.)

Other Purchase Obligations. Other purchase obligations represents our minimum purchase commitments under coal and rail contracts, and long-term service agreements for wind energy facilities. (See Note 9. Commitments, Guarantees and Contingencies.)

Credit Ratings. Access to reasonably priced capital markets is dependent in part on credit and ratings. Our securities have been rated by S&P and by Moody’s. Rating agencies use both quantitative and qualitative measures in determining a company’s credit rating. These measures include business risk, liquidity risk, competitive position, capital mix, financial condition, predictability of cash flows, management strength and future direction. Some of the quantitative measures can be analyzed through a few key financial ratios, while the qualitative ones are more subjective. Our current credit ratings are listed in the following table:

ALLETE, Inc. 2019 Form 10-K

Liquidity and Capital Resources (Continued)
Credit Ratings (Continued)

Credit Ratings	S&P	Moody’s
Issuer Credit Rating	BBB+	Baa1
Commercial Paper	A-2	P-2
First Mortgage Bonds	(a)	A2

(a)	Not rated by S&P.

On March 26, 2019, Moody’s downgraded the long-term ratings of ALLETE, including its issuer rating to Baa1 from A3, and changed its credit rating outlook to stable from negative. Moody’s noted the combined impact of the 2018 adverse general rate case outcome at Minnesota Power as well as its debt coverage ratios going forward as its rationale for the downgrade.

The Company believes it is well-positioned to meet its liquidity needs. As of December 31, 2019, we had cash and cash equivalents of $69.3 million, $345.0 million in available consolidated lines of credit and a debt-to-capital ratio of 41 percent. Our cash from operating activities for the year ended December 31, 2019 was $249.5 million. In addition, as of December 31, 2019, we had 3.7 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, Inc.

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. ALLETE’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 65 percent. In 2019, we paid out 65 percent (66 percent in 2018; 63 percent in 2017) of our per share earnings in dividends. On January 30, 2020, our Board of Directors declared a dividend of $0.6175 per share, which is payable on March 1, 2020, to shareholders of record at the close of business on February 14, 2020.

Capital Requirements

ALLETE’s projected capital expenditures for the years 2020 through 2024 are presented in the following table. Actual capital expenditures may vary from the projections due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies.

Capital Expenditures	2020	2021	2022	2023	2024	Total
Millions
Regulated Operations
Base and Other	$145	$245	$300	$235	$130	$1,055
Transmission Cost Recovery (a)	25	—	—	—	—	25
Nemadji Trail Energy Center (b)	10	65	70	165	25	335
Regulated Operations Capital Expenditures	180	310	370	400	155	1,415
ALLETE Clean Energy (c)	340	10	5	5	10	370
Corporate and Other	15	15	25	30	15	100
Total Capital Expenditures	$535	$335	$400	$435	$180	$1,885

(a)
Estimated capital expenditures eligible for cost recovery outside of a general rate case, including our portion of transmission capital expenditures related to construction of the GNTL. (See Item 1. Business – Regulated Operations – Transmission and Distribution.)

(b)
Our portion of estimated capital expenditures for construction of NTEC, a 525 MW to 625 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE.

(c)
Capital expenditures in 2020 include construction of an 80 MW wind energy facility and a 300 MW wind energy facility that ALLETE Clean Energy will build, own and operate. These capital expenditures do not include the cost of safe harbor turbines purchased previously. (See Outlook – ALLETE Clean Energy.)

We are well positioned to meet our financing needs due to adequate operating cash flows, available additional working capital and access to capital markets. We will finance capital expenditures from a combination of internally generated funds, debt and equity issuance proceeds. We intend to maintain a capital structure with capital ratios near current levels. (See Capital Structure.)

ALLETE, Inc. 2019 Form 10-K

Environmental and Other Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have been promulgated by both the EPA and state authorities over the past several years. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 9. Commitments, Guarantees and Contingencies.)

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2019, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2019:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$89.8	$98.6	$88.8	$88.8	$73.5	$1,031.8	$1,471.3	$1,640.5
Average Interest Rate – %	4.2	3.9	3.7	5.9	3.9	4.4	4.4

Variable Rate – Millions	$123.5	—	—	—	—	$27.8	$151.3	$151.3
Average Interest Rate – %	2.7	—	—	—	—	1.7	2.5

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2019, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2019.

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

ALLETE, Inc. 2019 Form 10-K

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

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2019 and 2018, and for the years ended December 31, 2019, 2018 and 2017, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

ALLETE, Inc. 2019 Form 10-K

Item 9A. Controls and Procedures (Continued)

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2020 Annual Meeting of Shareholders (2020 Proxy Statement) under the following headings:

•	Directors. The information regarding directors will be included in the “Election of Directors” section;

•	Audit Committee Financial Expert. The information regarding the Audit Committee financial expert will be included in the “Corporate Governance” section and the “Audit Committee Report” section;

•	Audit Committee Members. The identity of the Audit Committee members will be included in the “Corporate Governance” section and the “Audit Committee Report” section;

•	Executive Officers. The information regarding executive officers is included in Part I of this Form 10-K; and

•	Section 16(a) Delinquency. If applicable, information regarding Section 16(a) delinquencies will be included in a “Delinquent Section 16(a) Reports” section.

Our 2020 Proxy Statement will be filed with the SEC within 120 days after the end of our 2019 fiscal year.

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

ALLETE, Inc. 2019 Form 10-K

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation of Executive Officers,” the “Compensation Committee Report” and the “Director Compensation” sections in our 2020 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2020 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)

Equity Compensation Plans Approved by Security Holders	150,181	—	857,656
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	150,181	—	857,656

(a)
Includes the following: (i) 25,196 securities representing the performance shares (including accrued dividends) granted under the executive long-term incentive compensation plan that vested but were not paid as of December 31, 2019; (ii) 60,656 securities representing the target number of performance share awards (including accrued dividends) granted under the executive long-term incentive compensation plan that were unvested as of December 31, 2019; and (iii) 64,329 director deferred stock units (including accrued dividends) under the non-employee director compensation deferral plan as of December 31, 2019. With respect to unvested performance share awards, the actual number of shares to be issued will vary from 0 percent to 200 percent of the target level depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the performance shares, including payout calculations, see our 2020 Proxy Statement.

(b)	Earned performance share awards are paid in shares of ALLETE common stock on a one-for-one basis. Accordingly, these awards do not have a weighted-average exercise price.

(c)
Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 707,353 shares available for issuance under the executive long-term incentive compensation plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 45,379 shares available for issuance under the Non-Employee Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 104,925 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the “Corporate Governance” section in our 2020 Proxy Statement.

We have adopted a Related Person Transaction Policy which is available on our website at www.allete.com. Print copies are available without charge, upon request. Any amendment to this policy will be disclosed on our website at www.allete.com promptly following the date of such amendment.

ALLETE, Inc. 2019 Form 10-K

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2020 Proxy Statement.

Part IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheet as of December 31, 2019 and 2018	66
	For the Years Ended December 31, 2019, 2018 and 2017
	Consolidated Statement of Income	67
	Consolidated Statement of Comprehensive Income	68
	Consolidated Statement of Cash Flows	69
	Consolidated Statement of Equity	70
	Notes to Consolidated Financial Statements	71
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	122

All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.

(3)	Exhibits including those incorporated by reference.

ALLETE, Inc. 2019 Form 10-K

Exhibit Number

*2	—
Stock Purchase Agreement by and among Global Water Services Holding Company, Inc., ALLETE Enterprises, Inc., and Kurita American Holdings Inc., dated February 8, 2019 (filed as Exhibit 2 to the March 31, 2019, Form 10-Q, File No. 1-3548).

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

*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4

ALLETE, Inc. 2019 Form 10-K

Exhibit Number

		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)
		Thirty-ninth	April 1, 2018	1-3548 (March 31, 2018, Form 10-Q)	4
		Fortieth	March 1, 2019	1-3548 (March 31, 2019, Form 10-Q)	4(a)
*4(b)1	—
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

*4(f)	—
Amended and Restated Term Loan Agreement dated as of August 14, 2019 among ALLETE, Inc., as Borrower, the Lenders Party Hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 4 to the September 30, 2019, Form 10-Q, File No. 1-3548)

4(g)	—	Term Loan Agreement dated as of January 10, 2020 among ALLETE, Inc., as the Borrower and Bank of America, N.A., as the Lender
4(h)	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
*10(a)	—
Power Purchase and Sale Agreement, dated as of May 29, 1998, between Minnesota Power, Inc. (now ALLETE) and Square Butte Electric Cooperative (filed as Exhibit 10 to the June 30, 1998, Form 10-Q, File No. 1-3548).

*10(b)1	—
Amended and Restated Credit Agreement dated as of January 10, 2019 among ALLETE, as Borrower, the lenders party hereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 10(b)2 to the 2018 Form 10-K, File No. 1-3548).

*10(b)2	—
First Amendment to Credit Agreement dated May 15, 2019, among ALLETE, as Borrower, the Lenders party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4 to the June 30, 2019, Form 10-Q, File No. 1-3548).

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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2019 Form 10-K

Exhibit Number

+*10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
+*10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2016 (filed as Exhibit 10(e)6 to the 2015 Form 10‑K, File No. 1-3548).
+*10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2017 (filed as Exhibit 10(e)6 to the 2016 Form 10-K, File No. 1-3548).
+*10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2017 (filed as Exhibit 10(e)7 to the 2016 Form 10-K, File No. 1-3548).
+*10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2018 (filed as Exhibit 10(a)1 to the March 31, 2018, Form 10-Q, File No. 1-3548).
+*10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2018 (filed as Exhibit 10(a)2 to the March 31, 2018, Form 10-Q, File No. 1-3548).
+*10(e)7	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2019 (filed as Exhibit 10(e)7 to the 2018 Form 10-K, File No. 1-3548).
+10(e)8	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2020.
+*10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
+*10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2015 (filed as Exhibit 10(f)3 to the 2014 Form 10-K, File No. 1-3548).

+*10(f)4	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2019 (filed as Exhibit 10(f)4 to the 2018 Form 10-K, File No. 1-3548).

+*10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
+*10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
+*10(h)2	—	Amendment to the ALLETE Executive Long-Term Incentive Compensation Plan, effective January 1, 2011 (filed as Exhibit 10(m)2 to the 2010 Form 10-K, File No. 1-3548).
+*10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2014 (filed as Exhibit 10(j)14 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2014 (filed as Exhibit 10(j)15 to the 2013 Form 10-K, File No. 1-3548).
+*10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2015 (filed as Exhibit 10(j)16 to the 2014 Form 10-K, File No. 1-3548).
+*10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2015 (filed as Exhibit 10(j)17 to the 2014 Form 10-K, File No. 1-3548).
+*10(i)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
+*10(i)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2016 (filed as Exhibit 10(k)3 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2016 (filed as Exhibit 10(k)2 to the 2015 Form 10-K, File No. 1-3548).
+*10(i)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2017 (filed as Exhibit 10(i)4 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2017 (filed as Exhibit 10(i)5 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2017 (filed as Exhibit 10(i)6 to the 2016 Form 10-K, File No. 1-3548).
+*10(i)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2018 (filed as Exhibit 10(b) to the March 31, 2018, Form 10-Q, File No. 1-3548).
+*10(i)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2018 (filed as Exhibit 10(i)7 to the 2017 Form 10-K, File No. 1-3548).
+*10(i)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2018 (filed as Exhibit 10(i)8 to the 2017 Form 10-K, File No. 1-3548).
+*10(i)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2019 (filed as Exhibit 10(i)10 to the 2018 Form 10-K, File No. 1-3548).
+*10(i)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2019 (filed as Exhibit 10(i)11 to the 2018 Form 10-K, File No. 1-3548).

ALLETE, Inc. 2019 Form 10-K

Exhibit Number

+10(i)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2020.
+10(i)13	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2020.
+*10(i)14	—	Description of Compensation Arrangement 2021 with respect to Alan R. Hodnik (incorporated by reference from the Form 8-K, dated January 30, 2020, File No. 1-3548).
+*10(j)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
+*10(k)1	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2017 (filed as Exhibit 10(k)3 to the 2016 Form 10-K, File No. 1-3548).
+*10(k)2	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2019 (filed as Exhibit 10(k)3 to the 2018 Form 10-K, File No. 1-3548).
+*10(l)1	—	Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
+*10(l)2	—	October 2003 Amendment to the Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
+*10(l)3	—	January 2005 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
+*10(l)4	—	October 2006 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
+*10(l)5	—	July 2012 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
+*10(m)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
+*10(m)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(n)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
+*10(o)1	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective January 19, 2011 (filed as Exhibit 10(q) to the 2010 Form 10-K, File No. 1-3548).
+*10(o)2	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective April 23, 2018 (filed as Exhibit 10(c) to the March 31, 2018, Form 10-Q, File No. 1-3548).
+*10(p)	—	ALLETE Executive Separation Agreement effective November 29, 2018 (filed as Exhibit 10(p) to the 2018 Form 10-K, File No. 1-3548).
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 13, 2020, announcing earnings for the year ended December 31, 2019. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	XBRL Schema
101.CAL	—	XBRL Calculation
101.DEF	—	XBRL Definition
101.LAB	—	XBRL Label
101.PRE	—	XBRL Presentation
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ALLETE, Inc. 2019 Form 10-K

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

ALLETE, Inc. 2019 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 13, 2020	By	/s/ Alan R. Hodnik
Alan R. Hodnik
Executive Chairman and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bethany M. Owen	President, Chief Executive Officer and Director	February 13, 2020
Bethany M. Owen	(Principal Executive Officer)

/s/ Robert J. Adams	Senior Vice President and Chief Financial Officer	February 13, 2020
Robert J. Adams	(Principal Financial Officer)

/s/ Steven W. Morris	Vice President, Controller and Chief Accounting Officer	February 13, 2020
Steven W. Morris	(Principal Accounting Officer)

ALLETE, Inc. 2019 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ Kathryn W. Dindo	Director	February 13, 2020
Kathryn W. Dindo

/s/ George G. Goldfarb	Director	February 13, 2020
George G. Goldfarb

/s/ James J. Hoolihan	Director	February 13, 2020
James J. Hoolihan

/s/ Heidi E. Jimmerson	Director	February 13, 2020
Heidi E. Jimmerson

/s/ Madeleine W. Ludlow	Director	February 13, 2020
Madeleine W. Ludlow

/s/ Susan K. Nestegard	Director	February 13, 2020
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 13, 2020
Douglas C. Neve

/s/ Robert P. Powers	Director	February 13, 2020
Robert P. Powers

ALLETE, Inc. 2019 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of ALLETE, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the three years in the period ended December 31, 2019 (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

ALLETE, Inc. 2019 Form 10-K

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Regulatory Matters

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s regulated utility operations are subject to accounting standards for the effects of certain types of regulation. As of December 31, 2019, there was $421 million of regulatory assets and $562 million of regulatory liabilities recorded. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Management assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. As disclosed by management, these standards require the Company to reflect the effect of regulatory decisions in its financial statements. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income.

The principal consideration for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter are there was significant judgment by management in determining the recoverability of costs. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the recoverability of costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s implementation of new regulatory orders, changes to existing regulatory orders, and assessing the recoverability of costs. These procedures also included, among others, evaluating (i) the reasonableness of management’s assessment of impacts arising from correspondence with regulators and changes in laws and regulations, (ii) management’s judgments related to the recoverability of regulatory assets and the establishment of regulatory liabilities, and (iii) the sufficiency of the disclosures in the consolidated financial statements. Testing the regulatory assets and liabilities involved considering the provisions and formulas outlined in rate orders, other regulatory correspondence, and application of relevant regulatory precedents.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2020

We have served as the Company’s auditor since 1963.

ALLETE, Inc. 2019 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2019	2018
Millions
Assets
Current Assets
Cash and Cash Equivalents	$69.3	$69.1
Accounts Receivable (Less Allowance of $0.9 and $1.7)	96.4	144.4
Inventories – Net	72.8	86.7
Prepayments and Other	31.0	34.1
Total Current Assets	269.5	334.3
Property, Plant and Equipment – Net	4,377.0	3,904.4
Regulatory Assets	420.5	389.5
Equity Investments	197.6	161.1
Goodwill and Intangible Assets – Net	1.0	223.3
Other Non-Current Assets	217.2	152.4
Total Assets	$5,482.8	$5,165.0
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$165.2	$149.8
Accrued Taxes	50.8	51.4
Accrued Interest	18.1	17.9
Long-Term Debt Due Within One Year	212.9	57.5
Other	60.4	128.5
Total Current Liabilities	507.4	405.1
Long-Term Debt	1,400.9	1,428.5
Deferred Income Taxes	212.8	223.6
Regulatory Liabilities	560.3	512.1
Defined Benefit Pension and Other Postretirement Benefit Plans	172.8	177.3
Other Non-Current Liabilities	293.0	262.6
Total Liabilities	3,147.2	3,009.2
Commitments, Guarantees and Contingencies (Note 9)
Equity
ALLETE’s Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.7 and 51.5 Shares Issued and Outstanding	1,436.7	1,428.5
Accumulated Other Comprehensive Loss	(23.6)	(27.3)
Retained Earnings	818.8	754.6
Total ALLETE Equity	2,231.9	2,155.8
Non-Controlling Interest in Subsidiaries	103.7	—
Total Equity	2,335.6	2,155.8
Total Liabilities and Equity	$5,482.8	$5,165.0

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2019 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2019	2018	2017
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$1,042.4	$1,059.5	$1,063.8
Contracts with Customers – Non-utility	186.5	415.5	331.9
Other – Non-utility	11.6	23.6	23.6
Total Operating Revenue	1,240.5	1,498.6	1,419.3
Operating Expenses
Fuel, Purchased Power and Gas – Utility	390.7	407.5	396.9
Transmission Services – Utility	69.8	69.9	71.2
Cost of Sales – Non-utility	80.6	218.0	147.5
Operating and Maintenance	264.3	340.5	344.1
Depreciation and Amortization	202.0	205.6	177.5
Taxes Other than Income Taxes	53.3	57.9	56.9
Other	—	(2.0)	(0.7)
Total Operating Expenses	1,060.7	1,297.4	1,193.4
Operating Income	179.8	201.2	225.9
Other Income (Expense)
Interest Expense	(64.9)	(67.9)	(67.8)
Equity Earnings	21.7	17.5	22.5
Gain on Sale of U.S. Water Services	23.6	—	—
Other	18.7	7.8	6.3
Total Other Expense	(0.9)	(42.6)	(39.0)
Income Before Non-Controlling Interest and Income Taxes	178.9	158.6	186.9
Income Tax Expense (Benefit)	(6.6)	(15.5)	14.7
Net Income	185.5	174.1	172.2
Less: Non-Controlling Interest in Subsidiaries	(0.1)	—	—
Net Income Attributable to ALLETE	$185.6	$174.1	$172.2
Average Shares of Common Stock
Basic	51.6	51.3	50.8
Diluted	51.7	51.5	51.0
Basic Earnings Per Share of Common Stock	$3.59	$3.39	$3.39
Diluted Earnings Per Share of Common Stock	$3.59	$3.38	$3.38

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2019 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2019	2018	2017
Millions
Net Income	$185.5	$174.1	$172.2
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $0.1, $– and $0.7	0.2	(0.1)	0.9
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $1.4, $0.3 and $2.2	3.5	1.0	4.7
Total Other Comprehensive Income	3.7	0.9	5.6
Total Comprehensive Income	189.2	175.0	177.8
Less: Non-Controlling Interest in Subsidiaries	(0.1)	—	—
Total Comprehensive Income Attributable to ALLETE	$189.3	$175.0	$177.8

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2019 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2019	2018	2017
Millions
Operating Activities
Net Income	$185.5	$174.1	$172.2
AFUDC – Equity	(2.3)	(1.2)	(1.2)
Income from Equity Investments – Net of Dividends	(5.6)	(2.3)	(3.2)
Change in Fair Value of Contingent Consideration	—	(2.0)	(0.7)
Deferred Fuel Adjustment Clause Charge	—	—	19.5
Loss (Gain) on Sales of Investments and Property, Plant and Equipment	(1.7)	1.0	0.4
Depreciation Expense	200.6	200.1	171.9
Amortization of PSAs	(11.6)	(23.6)	(23.6)
Amortization of Other Intangible Assets and Other Assets	13.0	10.4	10.2
Deferred Income Tax Expense (Benefit)	(6.7)	(15.8)	14.4
Share-Based and ESOP Compensation Expense	6.3	6.8	6.6
Defined Benefit Pension and Other Postretirement Benefit Expense	1.2	8.6	10.1
Bad Debt Expense	(0.1)	1.1	0.8
Provision (Payments) for Interim Rate Refund	(40.0)	16.3	32.3
Provision (Payments) for Tax Reform Refund	(10.4)	10.7	—
Gain on Sale of U.S. Water Services	(23.6)	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	22.6	(10.7)	(8.0)
Inventories	(4.1)	55.5	11.9
Prepayments and Other	0.3	(4.0)	(5.3)
Accounts Payable	(8.8)	13.6	(7.5)
Other Current Liabilities	(13.7)	6.7	1.8
Cash Contributions to Defined Benefit Pension Plans	(10.4)	(15.0)	(1.7)
Changes in Regulatory and Other Non-Current Assets	(25.1)	6.7	33.7
Changes in Regulatory and Other Non-Current Liabilities	(15.9)	(3.9)	(31.7)
Cash from Operating Activities	249.5	433.1	402.9
Investing Activities
Proceeds from Sale of Available-for-sale Securities	12.1	10.2	10.1
Payments for Purchase of Available-for-sale Securities	(12.2)	(13.3)	(8.6)
Acquisitions of Subsidiaries – Net of Cash and Restricted Cash Acquired	—	—	(18.5)
Equity Investments	(37.9)	(39.2)	(7.8)
Return of Capital from Equity Investments	8.3	—	—
Additions to Property, Plant and Equipment	(597.1)	(312.4)	(208.5)
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	268.6	—	—
Other Investing Activities	12.9	5.7	4.3
Cash for Investing Activities	(345.3)	(349.0)	(229.0)
Financing Activities
Proceeds from Issuance of Common Stock	1.9	20.3	86.0
Proceeds from Issuance of Long-Term Debt	201.9	75.6	131.5
Repayments of Long-Term Debt	(72.2)	(95.5)	(189.6)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	103.8	—	—
Acquisition-Related Contingent Consideration Payments	(3.8)	—	(19.7)
Dividends on Common Stock	(121.4)	(115.0)	(108.7)
Other Financing Activities	(0.9)	(0.6)	(1.6)
Cash (for) from Financing Activities	109.3	(115.2)	(102.1)
Change in Cash, Cash Equivalents and Restricted Cash	13.5	(31.1)	71.8
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.0	110.1	38.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$92.5	$79.0	$110.1

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2019 Form 10-K

ALLETE Consolidated Statement of Equity

	2019	2018	2017
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,428.5	$1,401.4	$1,295.3
Common Stock Issued	8.2	27.1	106.1
Balance, End of Period	1,436.7	1,428.5	1,401.4

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(27.3)	(22.6)	(28.2)
Adjustments to Opening Balance – Net of Income Taxes (a)	—	(5.6)	—
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.2	(0.1)	0.9
Defined Benefit Pension and Other Postretirement Plans	3.5	1.0	4.7
Balance, End of Period	(23.6)	(27.3)	(22.6)

Retained Earnings
Balance, Beginning of Period	754.6	689.4	625.9
Adjustments to Opening Balance – Net of Income Taxes (a)	—	6.1	—
Net Income	185.6	174.1	172.2
Common Stock Dividends	(121.4)	(115.0)	(108.7)
Balance, End of Period	818.8	754.6	689.4

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	—	—	—
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	103.8	—	—
Net Loss	(0.1)	—	—
Balance, End of Period	103.7	—	—

Total Equity	$2,335.6	$2,155.8	$2,068.2

Dividends Per share of Common Stock	$2.35	$2.24	$2.14

(a)
Reflects the impacts associated with the adoption of accounting standards concerning Financial Instruments, Revenue from Contracts with Customers and the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. (See Note 1. Operations and Significant Accounting Policies.)

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2019 Form 10-K

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

Principles of Consolidation. Our Consolidated Financial Statements include the accounts of ALLETE , all of our majority‑owned subsidiary companies and variable interest entities of which ALLETE is the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities. The accounting guidance for “Variable Interest Entities” (VIE) is a consolidation model that considers if a company has a variable interest in a VIE. A VIE is a legal entity that possesses any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE, as defined by the accounting guidance for “Variable Interest Entities.” In determining whether ALLETE is the primary beneficiary of a VIE, management considers whether ALLETE has the power to direct the most significant activities of the VIE and is obligated to absorb losses or receive the expected residual returns that are significant to the VIE. The accounting guidance for VIEs applies to certain ALLETE Clean Energy wind energy facilities. (See Tax Equity Financing.)

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in five states, approximately 660 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 380 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. On March 26, 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. pursuant to a stock purchase agreement for approximately $270 million in cash, net of transaction costs and cash retained.

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Corporate and Other is comprised of BNI Energy, our investment in Nobles 2, ALLETE Properties, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2019, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 9. Commitments, Guarantees and Contingencies.)

Our investment in Nobles 2 represents a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power.

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

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2019, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. In prior periods presented, the amounts also include U.S. Water Services' standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement, PSAs and a tax equity financing agreement. In prior periods presented, the amounts also include deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	December 31, 2019	December 31, 2018	December 31, 2017
Millions
Cash and Cash Equivalents	$69.3	$69.1	$98.9
Restricted Cash included in Prepayments and Other	2.8	1.3	2.6
Restricted Cash included in Other Non-Current Assets	20.4	8.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$92.5	$79.0	$110.1

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2019	2018	2017
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$63.5	$66.0	$64.5
Recognition of Right-of-use Assets and Lease Liabilities (a)	$28.7	—	—
Remeasurement of Deferred Income Taxes Resulting from the TCJA
Increase in Regulatory Assets	—	—	$80.9
Decrease in Investment in ATC	—	—	$(27.9)
Decrease in Deferred Income Taxes	—	—	$(353.6)
Increase in Regulatory Liabilities	—	—	$393.6
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$33.9	$(0.1)	$67.2
Reclassification of Property, Plant and Equipment to Inventory (b)	—	$46.3	—
Capitalized Asset Retirement Costs	$20.7	$14.2	$(15.6)
AFUDC–Equity	$2.3	$1.2	$1.2
ALLETE Common Stock Contributed to Pension Plans	—	—	$13.5

(a)	See Leases.

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

Accounts Receivable
As of December 31	2019	2018
Millions
Trade Accounts Receivable (a)
Billed	$77.2	$121.7
Unbilled	20.1	24.4
Less: Allowance for Doubtful Accounts	0.9	1.7
Total Accounts Receivable	$96.4	$144.4

(a)	On March 26, 2019, ALLETE sold U.S. Water Services which resulted in the removal of the related accounts receivable from the Consolidated Balance Sheet.

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to eight Large Power Customers. Receivables from these customers totaled $7.8 million as of December 31, 2019 ($11.7 million as of December 31, 2018). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. One of these customers accounted for 12 percent of consolidated operating revenue in 2019 (10 percent in 2018 and 2017).

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories – Net
As of December 31	2019	2018
Millions
Fuel (a)	$25.9	$26.0
Materials and Supplies	46.9	44.2
Raw Materials (b)	—	2.8
Work in Progress (b)	—	6.1
Finished Goods (b)	—	8.4
Reserve for Obsolescence (b)	—	(0.8)
Total Inventories – Net	$72.8	$86.7

(a)	Fuel consists primarily of coal inventory at Minnesota Power.
(b) On March 26, 2019, ALLETE sold U.S. Water Services which resulted in the removal of the related inventory items from the Consolidated Balance Sheet.

Property, Plant and Equipment. Property, plant and equipment are recorded at original cost and are reported on the Consolidated Balance Sheet net of accumulated depreciation. Expenditures for additions, significant replacements, improvements and major plant overhauls are capitalized; maintenance and repair costs are expensed as incurred. Gains or losses on property, plant and equipment for Corporate and Other operations are recognized when they are retired or otherwise disposed. When property, plant and equipment in our Regulated Operations and ALLETE Clean Energy segments are retired or otherwise disposed, no gain or loss is recognized in accordance with the accounting standards for component depreciation except for certain circumstances where the retirement is unforeseen or unexpected. Our Regulated Operations capitalize AFUDC, which includes both an interest and equity component. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during construction periods. AFUDC amounts capitalized are included in rate base and are recovered from customers as the related property is depreciated. Upon MPUC approval of cost recovery, the recognition of AFUDC ceases. (See Note 2. Property, Plant and Equipment.)

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

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLETE Clean Energy Asset Acquisition. On May 3, 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2020.

Impairment of Long-Lived Assets. We review our long-lived assets for indicators of impairment in accordance with the accounting standards for property, plant and equipment on a quarterly basis. This includes our property, plant and equipment (see Property, Plant and Equipment) and land inventory. Land inventory is accounted for as held for use and is recorded at cost, unless the carrying value is determined not to be recoverable in accordance with the accounting standards for property, plant and equipment, in which case the land inventory is written down to estimated fair value.

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our long‑lived assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: management’s best estimate of future use; sales prices; holding period and timing of sales; method of disposition; and future expenditures necessary to maintain the operations.

In 2019, 2018, and 2017, there were no indicators of impairment for our property, plant, and equipment or land inventory. As a result, no impairment was recorded in 2019, 2018 or 2017.

Derivatives. ALLETE is exposed to certain risks relating to its business operations that can be managed through the use of derivative instruments. ALLETE may enter into derivative instruments to manage those risks including interest rate risk related to certain variable-rate borrowings.

Accounting for Stock-Based Compensation. We apply the fair value recognition guidance for share-based payments. Under this guidance, we recognize stock-based compensation expense for all share-based payments granted, net of an estimated forfeiture rate. (See Note 13. Employee Stock and Incentive Plans.)

Other Non-Current Assets
As of December 31	2019	2018
Millions
Contract Assets (a)	$28.0	$30.7
Finance Receivable (b)	—	10.4
Operating Lease Right-of-use Assets (c)	28.6	—
ALLETE Properties	21.9	24.4
Restricted Cash	20.4	8.6
Other Postretirement Benefit Plans	37.5	0.4
Other	80.8	77.9
Total Other Non-Current Assets	$217.2	$152.4

(a)
Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

(b)	Finance Receivable related to the 2016 sale of Ormond Crossings and Lake Swamp, which was collected in the second quarter of 2019.

(c)	See Leases.

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities
As of December 31	2019	2018
Millions
Provision for Interim Rate Refund (a)	—	$40.0
PSAs	$12.3	12.6
Contract Liabilities (b)	—	7.6
Provision for Tax Reform Refund (c)	0.2	10.7
Contingent Consideration (d)	—	3.8
Operating Lease Liabilities (e)	6.9	—
Other	41.0	53.8
Total Other Current Liabilities	$60.4	$128.5
(a) Provision for Interim Rate Refund was refunded to Minnesota Power’s retail customers in the second quarter of 2019.

(b)	Contract Liabilities consist of deposits received as a result of entering into contracts with our customers prior to completing our performance obligations.

(c)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and is being returned to SWL&P customers through 2020.

(d)	Contingent Consideration related to the earnings-based payment resulting from the U.S. Water Services acquisition was paid in the first quarter of 2019.

(e)	See Leases.

Other Non-Current Liabilities
As of December 31	2019	2018
Millions
Asset Retirement Obligation	$160.3	$138.6
PSAs	64.6	76.9
Operating Lease Liabilities (a)	21.8	—
Other	46.3	47.1
Total Other Non-Current Liabilities	$293.0	$262.6

(a)	See Leases.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

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

Additional information on the components of lease cost and presentation of cash flows were as follows:

December 31, 2019
Millions
Operating Lease Cost	$9.4

Other Information:
Operating Cash Flows From Operating Leases	$9.4

Additional information related to leases was as follows:

December 31, 2019
Millions
Balance Sheet Information Related to Leases:
Other Non-Current Assets	$28.6
Total Operating Lease Right-of-use Assets	$28.6

Other Current Liabilities	$6.9
Other Non-Current Liabilities	21.8
Total Operating Lease Liabilities	$28.7

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	4
Operating Leases - Land and Other	28

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	3.7%
Operating Leases - Land and Other	4.1%

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of lease liabilities were as follows:

December 31, 2019
Millions
2020	$6.6
2021	6.0
2022	5.0
2023	3.2
2024	2.9
Thereafter	11.5
Total Lease Payments Due	35.2
Less: Imputed Interest	6.5
Total Lease Obligations	28.7
Less: Current Lease Obligations	6.9
Total Long-term Lease Obligations	$21.8

Environmental Liabilities. We review environmental matters on a quarterly basis. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on current law and existing technologies. Accruals are adjusted as assessment and remediation efforts progress, or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the Consolidated Balance Sheet at undiscounted amounts and exclude claims for recoveries from insurance or other third parties. Costs related to environmental contamination treatment and cleanup are expensed unless recoverable in rates from customers. (See Note 9. Commitments, Guarantees and Contingencies.)

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

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

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

Municipal includes sales to 15 non-affiliated municipal customers in Minnesota under long-term wholesale electric contracts. All wholesale electric contracts include a termination clause requiring a three-year notice to terminate. These contracts have termination dates ranging through at least 2032, with a majority of contracts effective through at least 2024. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon municipal substation or meter.

Industrial includes sales recognized from contracts with customers in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 54 percent of total regulated utility kWh sales for the year ended December 31, 2019. Within industrial revenue, Minnesota Power has eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. These contracts automatically renew past the contract term unless a four-year advanced written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2023 through 2029. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $55 million per annum in 2020 through 2023, $20 million in 2024, and $65 million in total thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

Other Power Suppliers includes the sale of energy under long-term PSAs with two customers as well as MISO market and liquidation sales. Expiration dates of these PSAs range from 2020 through 2028. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon delivery point defined in the contract (generally the MISO pricing node). Based on current contracts with two customers, we expect to recognize minimum revenue for fixed contract components of approximately $3 million in 2020. Other power supplier contracts that extend beyond 2020 contain variable pricing components that prevent us from estimating future minimum revenue, and therefore are not included.

Other Revenue includes all remaining individually immaterial revenue streams for Minnesota Power and SWL&P, and is comprised of steam sales to paper and pulp mills, wheeling revenue and other sources. Revenue for steam sales to customers is recognized at the time steam is delivered and simultaneously consumed. Revenue is recognized at the time each performance obligation is satisfied.

CIP Financial Incentive reflects certain revenue that is a result of the achievement of certain objectives for our CIP financial incentives. This revenue is accounted for in accordance with the accounting standards for alternative revenue programs which allow for the recognition of revenue under an alternative revenue program if the program is established by an order from the utility’s regulatory commission, the order allows for automatic adjustment of future rates, the amount of revenue recognized is objectively determinable and probable of recovery, and the revenue will be collected within 24 months following the end of the annual period in which it is recognized. CIP financial incentives are recognized in the period in which the MPUC approves the filing, which is typically mid-year.

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Non-utility

ALLETE Clean Energy

Long-term PSA revenue includes all sales recognized under long-term contracts for production, curtailment, capacity and associated renewable energy credits from ALLETE Clean Energy wind energy facilities. Expiration dates of these PSAs range from 2020 through 2039. Performance obligations for these contracts are satisfied at the time energy is delivered to an agreed upon point, or production is curtailed at the request of the customer, at specified prices. Revenue from the sale of renewable energy credits is recognized at the same time the related energy is delivered to the customer when sold to the same party.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

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

Assets Recognized From the Costs to Obtain a Contract with a Customer

We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of December 31, 2019, we have $28.0 million of assets recognized for costs incurred to obtain contracts with our customers ($30.7 million as of December 31, 2018). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. We recognized $2.6 million of non-cash amortization for the years ended December 31, 2019 and 2018.

Operating Expenses – Other
Year Ended December 31	2019	2018	2017
Millions
Change in Fair Value of Contingent Consideration (a)	—	$(2.0)	$(0.7)
Total Operating Expenses – Other	—	$(2.0)	$(0.7)

(a)	Contingent Consideration related to the earnings-based payment resulting from the U.S. Water Services acquisition was paid in the first quarter of 2019. (See Note 7. Fair Value.)

Unamortized Discount and Premium on Debt. Discount and premium on debt are deferred and amortized over the terms of the related debt instruments using a method which approximates the effective interest method.

Tax Equity Financings. In the fourth quarter of 2019, certain subsidiaries of ALLETE entered into tax equity financings that include forming limited liability companies (LLC) with third-party investors for certain wind projects. Tax equity financings have specific terms that dictate distributions of cash and the allocation of tax attributes among the partners, who are divided into two categories: the sponsor and third-party investor. ALLETE subsidiaries are the sponsors in these tax equity financings. The distributions of cash and allocation of tax attributes in these financings are generally different than the underlying percentage ownership interests in the related LLC. A disproportionate share of tax attributes (including accelerated depreciation and production tax credits) are allocated to third-party investors in order to achieve targeted after-tax rates of return, or target yield, from project operations, while a disproportionate share of cash distributions are made to the sponsor.

The target yield and terms vary by financing agreement, by third-party investor, and sponsor project. Once the third-party investor’s target yield has been achieved, a “flip point” is recognized. Prior to the flip point, tax attributes are disproportionately allocated to the third-party investor with cash distributions disproportionately made to the sponsor. In addition, cash distributions can be temporarily increased to the third-party investors in order to meet cumulative distribution thresholds. After the flip point, tax attributes and cash distributions are both typically disproportionately allocated to the sponsor.

Tax equity financings impose a range of affirmative and negative covenants that are similar to what a project lender would require, such as financial reporting, insurance, maintenance and prudent operator standards. Most of these restrictions end once the flip point occurs and any other obligations of the third-party investor have been eliminated.

ALLETE, Inc. 2019 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Tax Equity Financings (Continued)

The third-party investor’s portion of equity ownership in tax equity LLC is recorded as non-controlling interest in subsidiaries on the Consolidated Balance Sheet.

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries represents the portion of equity ownership, net income (loss), and comprehensive income (loss) in subsidiaries that is not attributable to equity holders of ALLETE.

For those wind projects with tax equity financing structures where the economic benefits are not allocated based on the underlying ownership percentage interests, we have determined that the appropriate methodology for calculating the non-controlling interest in subsidiaries balance is the hypothetical liquidation at book value (HLBV) method. The HLBV method is a balance sheet approach which reflects the substantive economic arrangements in the tax equity financing structures.

Under the HLBV method, amounts reported as non-controlling interest in subsidiaries on the Consolidated Balance Sheet represent the amounts the third-party investors would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the LLC operating agreements, assuming the net assets of the wind projects were liquidated at amounts determined in accordance with GAAP and distributed to the third-party investor and sponsor. The resulting non-controlling interest in subsidiaries balance in these projects is reported as a component of equity on the Consolidated Balance Sheet.

The results of operations for these projects attributable to non-controlling interests under the HLBV method is determined as the difference in non-controlling interest in subsidiaries on the Consolidated Balance Sheet at the start and end of each reporting period, after taking into account any capital transactions between the projects and the third-party investors.

Factors used in the HLBV calculation include GAAP income, taxable income (loss), tax attributes such as accelerated depreciation and production tax credits, capital contributions, cash distributions, and the stipulated third-party investor target after-tax return specified in the tax equity LLC operating agreements. Changes in these factors could have a significant impact on the amounts that third-party investors and sponsors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income to the non-controlling interest in subsidiaries may create variability in our results of operations as the application of the HLBV method can drive variability in net income or loss attributable to non-controlling interest in subsidiaries from period to period.

Other Income (Expense) - Other
Year Ended December 31	2019	2018	2017
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credit (a)	$7.7	$4.6	$3.9
Interest and Investment Earnings	4.4	0.5	1.8
AFUDC - Equity	2.3	1.2	1.2
Gain (Loss) on Land Sales	2.1	0.9	(0.5)
Other	2.2	0.6	(0.1)
Total Other Income (Expense) - Other	$18.7	$7.8	$6.3

(a)	These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 12. Pension and Other Postretirement Benefit Plans.)

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

Due to the effects of regulation on Minnesota Power and SWL&P, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Federal investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property. In accordance with GAAP for uncertainty in income taxes, we are required to recognize in our financial statements the largest tax benefit of a tax position that is “more‑likely‑than‑not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. The term “more‑likely‑than‑not” means more than 50 percent likely. (See Note 11. Income Tax Expense.)

ALLETE, Inc. 2019 Form 10-K

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

ALLETE, Inc. 2019 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2019	2018
Millions
Regulated Operations
Property, Plant and Equipment in Service	$4,555.8	$4,490.6
Construction Work in Progress	383.6	251.1
Accumulated Depreciation	(1,635.3)	(1,549.6)
Regulated Operations – Net	3,304.1	3,192.1
ALLETE Clean Energy
Property, Plant and Equipment in Service	686.0	488.4
Construction Work in Progress	351.3	164.5
Accumulated Depreciation	(86.8)	(73.0)
ALLETE Clean Energy – Net	950.5	579.9
U.S. Water Services (a)
Property, Plant and Equipment in Service	—	30.1
Accumulated Depreciation	—	(14.0)
U.S. Water Services – Net	—	16.1
Corporate and Other (b)
Property, Plant and Equipment in Service	231.9	214.3
Construction Work in Progress	3.8	6.6
Accumulated Depreciation	(113.3)	(104.6)
Corporate and Other – Net	122.4	116.3
Property, Plant and Equipment – Net	$4,377.0	$3,904.4

(a)	On March 26, 2019, ALLETE completed the sale of U.S. Water Services. (See Note 1. Operations and Significant Accounting Policies.)

(b)	Primarily includes BNI Energy and a small amount of non-rate base generation.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment (Years)
Regulated Operations
Generation	4 to 50	ALLETE Clean Energy	5 to 35
Transmission	52 to 71	Corporate and Other	3 to 50
Distribution	19 to 68

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

ALLETE, Inc. 2019 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Asset Retirement Obligations
Millions
Obligation as of December 31, 2017	$122.7
Accretion	7.0
Liabilities Settled	(5.3)
Revisions in Estimated Cash Flows	14.2
Obligation as of December 31, 2018	138.6
Accretion	7.2
Liabilities Recognized	1.4
Liabilities Settled	(4.6)
Revisions in Estimated Cash Flows	17.7
Obligation as of December 31, 2019	$160.3

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

Minnesota Power’s investments in jointly-owned facilities and assets and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2019
Boswell Unit 4	$662.7	$258.9	$5.7	80
CapX2020	101.0	13.5	—	9.3 - 14.7
Total	$763.7	$272.4	$5.7
As of December 31, 2018
Boswell Unit 4	$650.1	$229.9	$6.4	80
CapX2020	101.0	11.0	—	9.3 - 14.7
Total	$751.1	$240.9	$6.4

ALLETE, Inc. 2019 Form 10-K

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $31.8 million in 2019 ($103.8 million in 2018; $96.9 million in 2017). With the implementation of final rates in Minnesota Power’s general rate case, certain revenue previously recognized under cost recovery riders was incorporated into base rates. (See 2016 Minnesota General Rate Case.)

2016 Minnesota General Rate Case. The MPUC issued a March 2018 order in Minnesota Power’s general rate case approving a return on common equity of 9.25 percent and a 53.81 percent equity ratio. Final rates went into effect on December 1, 2018, which results in additional revenue of approximately $13 million on an annualized basis.

2020 Minnesota General Rate Case. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million beginning January 1, 2020.

FERC-Approved Wholesale Rates. Minnesota Power has 15 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through at least December 31, 2032. No termination notice may be given for this contract prior to July 1, 2029. The wholesale electric service contract with SWL&P is effective through at least February 28, 2023. Under the agreement with SWL&P, no termination notice has been given. The rates included in these two contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 14 municipal customers are effective through varying dates ranging from 2024 through 2029. No termination notices may be given prior to three years before maturity. These contracts had fixed capacity charges through 2018; beginning in 2019, the capacity charge is determined using a cost-based formula methodology with limits on the annual change from the previous year’s capacity charge. The base energy charge for each year of the contract term is set each January 1, subject to monthly adjustment, and is determined using a cost-based formula methodology.

The contract with another municipal customer expired on June 30, 2019. Minnesota Power historically provided approximately 29 MW of average monthly demand to this customer.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On July 9, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor to include investments made for the GNTL. (See Note 9. Commitments, Guarantees and Contingencies.)

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

ALLETE, Inc. 2019 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were approved by the MPUC in a November 2018 order.

Fuel Adjustment Clause Reform. In a 2017 order, the MPUC adopted a program to implement certain procedural reforms to Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. With this order, the method of accounting for all Minnesota electric utilities changed to a monthly budgeted, forward-looking FAC with annual prudence review and true-up to actual allowed costs. On May 1, 2019, Minnesota Power filed its fuel adjustment forecast for 2020, which was accepted by the MPUC in an order dated November 14, 2019, for purposes of setting fuel adjustment clause rates for 2020, subject to a true-up filing in 2021.

2018 Wisconsin General Rate Case. In a December 2018 order, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which resulted in additional revenue of approximately $3 million.

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

In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a PPA for the output of a 250 MW wind energy facility as well as approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 625 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment worksheet before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through December 31, 2019, is approximately $12 million.

In August 2018, Minnesota Power filed a separate petition for approval of an amended PPA for the output of the 250 MW wind energy facility to be located in southwestern Minnesota which was approved in an order dated January 23, 2019. (See Note 5. Equity Investments.)

Conservation Improvement Program. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on energy CIPs each year. In 2017, the Minnesota Department of Commerce approved Minnesota Power’s modified CIP triennial filing for 2017 through 2019, which outlined Minnesota Power’s CIP spending and energy-saving goals for those years. Minnesota Power’s CIP investment goal was $10.5 million for 2019 ($10.3 million for 2018 and 2017), with actual spending of $8.3 million in 2019 ($9.0 million in 2018; $8.1 million in 2017). The investment goal for 2020 is $10.5 million based on approval of an extension for Minnesota Power’s next CIP triennial filing by the Minnesota Department of Commerce on November 26, 2019.
ALLETE, Inc. 2019 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Conservation Improvement Program (Continued)

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

MISO Return on Equity Complaint. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 9.88 percent, or 10.38 percent including an incentive adder for participation in a regional transmission organization, based on a November 2019 FERC order. In this order, the FERC reduced the base return on equity for regional transmission organizations as recommended by an administrative law judge with refunds ordered for prior periods, which are immaterial to ALLETE. Multiple parties to the complaint have appealed the FERC order.

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

Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power expects that Camp Ripley, the community solar garden arrays, and an increase in solar rebates will allow Minnesota Power to meet both parts of the solar mandate.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2019	2018
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (a)	$212.9	$218.5
Income Taxes (b)	123.4	105.5
Asset Retirement Obligations (c)	32.0	32.6
Cost Recovery Riders (d)	24.7	—
Boswell 1 & 2 Net Plant and Equipment (e)	10.7	16.3
Manufactured Gas Plant (f)	8.2	8.0
PPACA Income Tax Deferral	4.8	5.0
Other	3.8	3.6
Total Non-Current Regulatory Assets	$420.5	$389.5
Current Regulatory Liabilities (g)
Provision for Interim Rate Refund (h)	—	$40.0
Provision for Tax Reform Refund (i)	$0.2	10.7
Transmission Formula Rates	1.7	4.4
Total Current Regulatory Liabilities	1.9	55.1
Non-Current Regulatory Liabilities
Income Taxes (b)	407.2	396.4
Wholesale and Retail Contra AFUDC (j)	79.3	64.4
Plant Removal Obligations (k)	35.5	25.1
Defined Benefit Pension and Other Postretirement Benefit Plans (a)	17.0	—
North Dakota Investment Tax Credits (l)	12.3	14.7
Conservation Improvement Program (m)	5.4	1.5
Cost Recovery Riders (d)	—	6.9
Transmission Formula Rates	—	1.6
Other	3.6	1.5
Total Non-Current Regulatory Liabilities	560.3	512.1
Total Regulatory Liabilities	$562.2	$567.2

(a)
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

(b)
These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously billed to our customers. The balances will primarily decrease over the remaining life of the related temporary differences.

(c)	Asset retirement obligations will accrete and be amortized over the lives of the related property with asset retirement obligations.

(d)
The cost recovery rider regulatory assets and liabilities are revenue not yet collected from our customers and cash collections from our customers in excess of the revenue recognized, respectively, primarily due to capital expenditures related to Bison, investment in CapX2020 projects, the Boswell Unit 4 environmental upgrade and the GNTL. The cost recovery rider regulatory assets as of December 31, 2019, will be recovered within the next two years.

(e)
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

(g)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(h)	This amount was refunded to Minnesota Power’s regulated retail customers in the second quarter of 2019.

(i)
Provision for Tax Reform Refund related to the income tax benefits of the TCJA in 2018 was refunded to Minnesota Power customers in the first quarter of 2019 and is being returned to SWL&P customers through 2020.

(j)
Wholesale and retail contra AFUDC represents amortization to offset AFUDC Equity and Debt recorded during the construction period of our cost recovery rider projects prior to placing the projects in service. The regulatory liability will decrease over the remaining depreciable life of the related asset.

(k)	Non-legal plant removal obligations included in retail customer rates that have not yet been incurred.

(l)
North Dakota investment tax credits expected to be realized from Bison that will be credited to Minnesota Power’s regulated retail customers through future renewable cost recovery rider filings as the tax credits are utilized.

(m)
The conservation improvement program regulatory liability represents CIP expenditures, any financial incentive earned for cost-effective program achievements and a carrying charge deferred for future refund over the next year following MPUC approval.

ALLETE, Inc. 2019 Form 10-K

NOTE 5. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. For the year ended December 31, 2019, we invested $6.6 million in ATC and on January 31, 2020, we invested an additional $0.4 million in ATC. In total, we expect to invest approximately $2.7 million in 2020.

ALLETE’s Investment in ATC
Year Ended December 31	2019	2018
Millions
Equity Investment Beginning Balance	$128.1	$118.7
Cash Investments	6.6	6.2
Equity in ATC Earnings	21.7	17.5
Distributed ATC Earnings	(16.1)	(15.2)
Amortization of the Remeasurement of Deferred Income Taxes	1.3	0.9
Equity Investment Ending Balance	$141.6	$128.1

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2019	2018
Millions
Current Assets	$84.6	$87.2
Non-Current Assets	5,244.3	4,928.8
Total Assets	$5,328.9	$5,016.0
Current Liabilities	$502.6	$640.0
Long-Term Debt	2,312.8	2,014.0
Other Non-Current Liabilities	298.9	295.3
Members’ Equity	2,214.6	2,066.7
Total Liabilities and Members’ Equity	$5,328.9	$5,016.0

Income Statement Data
Year Ended December 31	2019	2018	2017
Millions
Revenue	$744.4	$690.5	$721.6
Operating Expense	373.5	358.7	344.9
Other Expense	110.5	108.3	104.1
Net Income	$260.4	$223.5	$272.6
ALLETE’s Equity in Net Income	$21.7	$17.5	$22.5

ATC’s authorized return on equity is 9.88 percent, or 10.38 percent including an incentive adder for participation in a regional transmission organization, based on a November 2019 FERC order. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2019 Form 10-K

NOTE 5. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. In December 2018, our wholly-owned subsidiary, ALLETE South Wind, entered into an agreement with Tenaska to purchase a 49 percent equity interest in Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million. In the fourth quarter of 2019, we entered into a tax equity funding agreement to finance up to $125 million of the project costs. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2019, our equity investment in Nobles 2 was $56.0 million ($33.0 million at December 31, 2018). In the first quarter of 2019, Nobles 2 returned capital of $8.3 million based on its cash needs. For the year ended December 31, 2019, we invested $31.3 million in Nobles 2. We expect to invest approximately $115 million in 2020.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

As a result of completing the sale of U.S. Water Services on March 26, 2019, there was no goodwill recorded as of December 31, 2019 ($148.5 million at December 31, 2018).

The balance of intangible assets, net, for the year ended December 31, 2019:

	December 31, 2018	Amortization	Other (b)	December 31, 2019
Millions
Intangible Assets
Definite-Lived Intangible Assets
Customer Relationships	$50.7	$(1.1)	$(49.6)	—
Developed Technology and Other (a)	7.5	(0.4)	(6.1)	$1.0
Total Definite-Lived Intangible Assets	58.2	(1.5)	(55.7)	1.0
Indefinite-Lived Intangible Assets
Trademarks and Trade Names	16.6	n/a	(16.6)	—
Total Intangible Assets	$74.8	$(1.5)	$(72.3)	$1.0

(a)	Developed Technology and Other includes land easements and trade names with finite lives.
(b) On March 26, 2019, ALLETE completed the sale of U.S. Water Services which resulted in the removal of the related intangible assets from the Consolidated Balance Sheet.

Amortization expense for intangible assets was $1.5 million for the year ended December 31, 2019 ($5.6 million for the year ended December 31, 2018). The remaining definite-lived intangible assets will continue to be amortized ratably through 2028.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 7. FAIR VALUE (Continued)

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

Level 3 — Significant inputs that are generally less observable from objective sources. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the complex and subjective models and forecasts used to determine the fair value. This category included the U.S. Water Services contingent consideration liability.

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019, and December 31, 2018. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$11.1	—	—	$11.1
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$9.7	—	9.7
Cash Equivalents	0.9	—	—	0.9
Total Fair Value of Assets	$12.0	$9.7	—	$21.7

Liabilities:
Deferred Compensation (c)	—	$21.2	—	$21.2
Total Fair Value of Liabilities	—	$21.2	—	$21.2
Total Net Fair Value of Assets (Liabilities)	$12.0	$(11.5)	—	$0.5

(a)	Included in Other Non-Current Assets on the Consolidated Balance Sheet.

(b)
As of December 31, 2019, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.1 million, in one year to less than three years was $7.2 million, in three years to less than five years was zero and in five or more years was $0.4 million.

(c)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

ALLETE, Inc. 2019 Form 10-K

NOTE 7. FAIR VALUE (Continued)

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$12.2	—	—	$12.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$8.0	—	8.0
Cash Equivalents	1.0	—	—	1.0
Total Fair Value of Assets	$13.2	$8.0	—	$21.2

Liabilities: (b)
Deferred Compensation	—	$19.8	—	$19.8
U.S. Water Services Contingent Consideration	—	—	$3.8	3.8
Total Fair Value of Liabilities	—	$19.8	$3.8	$23.6
Total Net Fair Value of Assets (Liabilities)	$13.2	$(11.8)	$(3.8)	$(2.4)

(a)	Included in Other Non-Current Assets on the Consolidated Balance Sheet.

(b)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Level 3 liability in the preceding table is related to the contingent consideration liability that resulted from the 2015 acquisition of U.S. Water Services. Based on the terms and conditions of the acquisition agreement, a final payout of $3.8 million was made in the first quarter of 2019.

The Company’s policy is to recognize transfers in and transfers out of Levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2019 and 2018, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
December 31, 2019	$1,622.6	$1,791.8
December 31, 2018	$1,495.2	$1,534.6

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investments. The aggregate carrying amount of our equity investments was $197.6 million as of December 31, 2019 ($161.1 million as of December 31, 2018). The Company assesses our equity investments in ATC and Nobles 2 for impairment whenever events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. For the years ended December 31, 2019 and 2018, there were no indicators of impairment. (See Note 5. Equity Investments.)

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. (See Note 1. Operations and Significant Accounting Policies.) For the years ended December 31, 2019, and 2018, there was no impairment of property, plant, and equipment.

ALLETE, Inc. 2019 Form 10-K

NOTE 7. FAIR VALUE (Continued)

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

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2019, total short-term debt outstanding was $212.9 million ($57.5 million as of December 31, 2018), consisted of long-term debt due within one year and included $0.4 million of unamortized debt issuance costs.

As of December 31, 2019, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2018), most of which expire in January 2024. We had $62.0 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2019 ($18.4 million in standby letters of credit and no outstanding draws as of December 31, 2018).

On January 10, 2019, ALLETE entered into an amended and restated $400 million credit agreement (Credit Agreement). The Credit Agreement amended and restated ALLETE’s $400 million credit facility, which was scheduled to expire in October 2020. The Credit Agreement is unsecured, has a variable interest rate and will expire in January 2024. At ALLETE’s request and subject to certain conditions, the Credit Agreement may be increased by up to$150 million and ALLETE may make two requests to extend the maturity date, each for a one‑year extension. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE's commercial paper program and to issue up to $100 million in letters of credit.

Long-Term Debt. As of December 31, 2019, total long-term debt outstanding was $1,400.9 million ($1,428.5 million as of December 31, 2018) and included $8.4 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2020 is $213.3 million; $98.6 million in 2021; $88.8 million in 2022; $88.8 million in 2023; $73.5 million in 2024; and $1,059.6 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

On August 14, 2019, ALLETE entered into an amended and restated $110.0 million term loan agreement (Term Loan). The Term Loan is unsecured and due on August 25, 2020, and may be prepaid at any time, subject to a make-whole provision. Interest on the Term Loan is payable monthly at a rate per annum equal to LIBOR plus 1.025 percent. Proceeds from the Term Loan were used for construction-related expenditures.

Long-Term Debt
As of December 31	2019	2018
Millions
First Mortgage Bonds
8.17% Series Due 2019	—	$42.0
5.28% Series Due 2020	$35.0	35.0
2.80% Series Due 2020	40.0	40.0
4.85% Series Due 2021	15.0	15.0
3.02% Series Due 2021	60.0	60.0
3.40% Series Due 2022	75.0	75.0
6.02% Series Due 2023	75.0	75.0
3.69% Series Due 2024	60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
4.08% Series Due 2029	70.0	—
3.74% Series Due 2029	50.0	50.0
3.86% Series Due 2030	60.0	60.0
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
4.07% Series Due 2048	60.0	60.0
4.47% Series Due 2049	30.0	—
Variable Demand Revenue Refunding Bonds Series 1997 A Due 2020	13.5	13.5
Unsecured Term Loan Variable Rate Due 2020	110.0	10.0
Armenia Mountain Senior Secured Notes 3.26% Due 2024	47.8	57.2
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Senior Unsecured Notes 3.11% Due 2027	80.0	80.0
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
SWL&P First Mortgage Bonds 4.14% Series Due 2048	12.0	12.0
Other Long-Term Debt, 3.11% – 5.75% Due 2020 – 2037	46.5	67.7
Unamortized Debt Issuance Costs	(8.8)	(9.2)
Total Long-Term Debt	1,613.8	1,486.0
Less: Due Within One Year	212.9	57.5
Net Long-Term Debt	$1,400.9	$1,428.5

ALLETE, Inc. 2019 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

On January 10, 2020, ALLETE entered into a $200 million term loan agreement (Term Loan) and borrowed $60 million upon execution. The unsecured Term Loan provides for the ability to borrow up to an additional $140 million, is due on February 10, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.55 percent. Proceeds from the Term Loan will be used for construction-related expenditures.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2019, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of December 31, 2019, ALLETE was in compliance with its financial covenants.

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The following table details the estimated minimum payments for certain long-term commitments:

As of December 31, 2019
Millions	2020	2021	2022	2023	2024	Thereafter
Capital Purchase Obligations	$292.7	—	—	—	—	—
Easements (a)	$5.0	$5.3	$5.4	$5.5	$5.5	$170.4
PPAs (b)	$113.0	$122.5	$145.5	$145.6	$138.5	$1,386.7
Other Purchase Obligations (c)	$22.8	$9.6	—	—	—	$0.1

(a)	Easement obligations represent the minimum payments for our land easement agreements at our wind energy facilities.

(b)
Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; Oliver Wind I and Oliver Wind II, as Minnesota Power only pays for energy as it is delivered; and the agreement with Nobles 2 commencing in 2020 as it is subject to construction of a wind energy facility. (See Power Purchase Agreements.)

(c)	Consists of long-term service agreements for wind energy facilities and minimum purchase commitments under coal and rail contracts.

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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2019, Square Butte had total debt outstanding of $280.7 million. Annual debt service for Square Butte is expected to be approximately $48.7 million annually through 2023 and $33.6 million in 2024, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.

ALLETE, Inc. 2019 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during 2019 was $82.7 million ($78.0 million in 2018; $75.7 million in 2017). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $8.3 million in 2019 ($9.1 million in 2018; $9.4 million in 2017). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnesota Power has also entered into the following PPAs for the purchase of capacity and energy as of December 31, 2019:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PPAs
Calpine Corporation	25 MW	Capacity	June 2019	May 2026	Fixed
Great River Energy
PPA 1	50 MW	Capacity / Energy	June 2016	May 2020	(a)
PPA 2	50 MW	Capacity	June 2016	May 2020	Fixed
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
Manitoba Hydro
PPA 1	(b)	Energy	May 2011	April 2022	Forward Market Prices
PPA 2	50 MW	Capacity / Energy	June 2015	May 2020	(c)
PPA 3	50 MW	Capacity	June 2017	May 2020	Fixed
PPA 4 (d)	250 MW	Capacity / Energy	June 2020	May 2035	(e)
PPA 5 (d)	133 MW	Energy	(f)	(f)	Forward Market Prices
Minnkota Power	50 MW	Capacity / Energy	June 2016	May 2020	(g)
Nobles 2 (h)	(h)	Capacity / Energy	(h)	(h)	Fixed
Oliver Wind I	(i)	Energy	December 2006	December 2040	Fixed
Oliver Wind II	(i)	Energy	December 2007	December 2040	Fixed

(a)	The capacity price is fixed and the energy price is based on a formula that includes an annual fixed price component adjusted for changes in a natural gas index, as well as market prices.

(b)
The energy purchased consists primarily of surplus hydro energy on Manitoba Hydro's system and is delivered on a non-firm basis. Minnesota Power will purchase at least one million MWh of energy over the contract term.

(c)	The capacity and energy prices are adjusted annually by the change in a governmental inflationary index.

(d)	Agreements are subject to the construction of the GNTL and MMTP. (See Great Northern Transmission Line.)

(e)
The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

(f)	The contract term will be the 20-year period beginning on the in-service date for the GNTL. (See Great Northern Transmission Line.)

(g)	The agreement includes a fixed capacity charge and energy prices that escalate at a fixed rate annually over the term.

(h)
The PPA provides for the purchase of all output from a 250 MW wind energy facility to be constructed in southwest Minnesota for 20 years beginning upon commercial operation of the wind energy facility which is currently expected in fourth quarter of 2020. (See Note 4. Regulatory Matters and Note 5. Equity Investments.)

(i)	The PPAs provide for the purchase of all output from the 50 MW Oliver Wind I and 48 MW Oliver Wind II wind energy facilities.

ALLETE, Inc. 2019 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power has also entered into the following PSAs for the sale of capacity and energy as of December 31, 2019:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PSAs
Basin
PSA 1	100 MW	Capacity / Energy	May 2010	April 2020	(a)
PSA 2	(b)	Capacity	June 2022	May 2025	Fixed
PSA 3	100 MW	Capacity	June 2025	May 2028	Fixed
Minnkota Power	(c)	Capacity / Energy	June 2014	December 2026	(c)
Oconto Electric Cooperative	25 MW	Capacity / Energy	January 2019	May 2026	Fixed
Silver Bay Power	(d)	Energy	January 2017	December 2031	(e)

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

(c)
Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2019 (28 percent in 2018 and in 2017). (See Square Butte PPA.)

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

(e)	The energy pricing was fixed through 2019 with pricing in later years escalating at a fixed rate annually and adjusted for changes in a natural gas index.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and Minnesota Power expects the GNTL to be complete and in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $700 million, of which Minnesota Power’s portion is expected to be approximately $325 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $633.3 million have been incurred through December 31, 2019, of which $339.6 million has been recovered from a subsidiary of Manitoba Hydro.

ALLETE, Inc. 2019 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

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

The MMTP is subject to legal and regulatory challenges which Minnesota Power is actively monitoring. Manitoba Hydro has informed Minnesota Power that it continues to work towards completing the MMTP on schedule. In order to meet the transmission in‑service requirements in PPAs with Minnesota Power, Manitoba Hydro had indicated that it would need to start construction of the MMTP by September 2019. We are unable to predict the outcome of the Canadian regulatory review process, including the timing thereof or whether any onerous conditions may be imposed, or the timing of the completion of the MMTP, including the impact of any delays that may result in construction schedule adjustments. In the event the MMTP is delayed and not in-service by June 1, 2020, Minnesota Power has construction and related agreements in place with Manitoba Hydro and a Manitoba Hydro subsidiary that will protect Minnesota Power and its customers.

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be completely in service by early 2021.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

With the repeal of the CPP, the Affordable Clean Energy Rule was finalized. The rule establishes emissions guidelines for states to use when developing plans to limit carbon dioxide at coal-fired power plants. The rule identifies heat rate improvements made at individual units as the best system of emission reduction. Affected facilities for Minnesota Power include Boswell Units 3 and 4 and Taconite Harbor 1 and 2. Based on our initial review of the rule, many of the candidate heat rate improvements are already installed on Boswell Units 3 and 4.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On November 22, 2019, the EPA published a draft rulemaking that proposes to allow re-use of bottom ash transport water in FGD scrubber systems with minor discharges related to maintaining system water balance. The proposed rulemaking would also allow future discharge of FGD wastewater discharge provided it meets new BACT standards. A final rulemaking is anticipated in mid to late 2020.

The final ELG's potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge to surface waters, but may do so in the future if additional water treatment measures are implemented. Under the current ELG rule, bottom ash transport water discharge to surface waters must cease no later than December 31, 2023. Bottom ash contact water will either need to be re-used in a closed-loop process, routed to a FGD scrubber, or the bottom ash handling system will need to be converted to a dry process. The ELG rule provision regarding these two waste-streams are being reconsidered and may change prior to November 1, 2020. Efforts have been underway at Boswell to reduce the amount of water discharged and evaluate potential re‑use options in its plant processes. The EPA’s additional reconsideration of legacy wastewater discharge requirements have the potential to reduce timelines for dewatering Boswell’s existing bottom ash pond. The timing of a draft rule addressing legacy wastewater and leachate is currently unknown.

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes requirements for new landfill and impoundment construction, and regulates closure activities for existing impoundments. In 2017, the EPA announced its intention to formally reconsider certain provisions of the CCR rule under Subtitle D of the RCRA and on March 15, 2018, published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized a portion of those proposed revisions that extended certain deadlines by two years, and established alternative groundwater protection standards for certain constituents and the potential for risk‑based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule related to operation of clay-lined impoundments. In response to the August 2018 court decision and outstanding issues from litigation, the EPA proposed additional rule revisions in August and December 2019.

The EPA’s most recent proposed rule revisions are anticipated to be finalized in the first quarter of 2020 and could impact the timing of closure activities for Boswell’s existing clay-lined impoundments. Costs of CCR compliance at Boswell are currently estimated to be between approximately $65 million and $120 million, and are expected to occur primarily over the next 15 years. Compliance costs for CCR at Taconite Harbor and Laskin are not expected to be material given CCR units at these facilities are closed. Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. 2019 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In June 2019, the WDNR approved the site investigation and authorized SWL&P to transition into the remedial design process. As of December 31, 2019, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2018), and an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. We expect to incur these costs over the next four years.

Other Matters

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2020 and 2039. As of December 31, 2019, ALLETE Clean Energy has $64.3 million outstanding in standby letters of credit.

BNI Energy. As of December 31, 2019, BNI Energy had surety bonds outstanding of $67.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $67.3 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of December 31, 2019, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $4.8 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $2.3 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

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

As of December 31, 2019, we owned 53 percent of the assessable land in the Town Center District (68 percent as of December 31, 2018) and none of the assessable land in the Palm Coast Park District (19 percent as of December 31, 2018). As of December 31, 2019, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties projects within these districts are $1.4 million for Town Center at Palm Coast. As we sell property at these projects, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2016	49,560	$1,295.3
Employee Stock Purchase Plan	12	0.8
Invest Direct	257	19.0
Options and Stock Awards	22	3.6
Contributions to RSOP	50	3.5
Equity Issuance Program	1,000	65.7
Contributions to Pension	216	13.5
Balance as of December 31, 2017	51,117	1,401.4
Employee Stock Purchase Plan	11	0.8
Invest Direct	277	20.7
Options and Stock Awards	57	2.1
Contributions to RSOP	47	3.5
Balance as of December 31, 2018	51,509	1,428.5
Employee Stock Purchase Plan	8	0.7
Invest Direct	38	3.0
Options and Stock Awards	85	1.3
Contributions to RSOP	39	3.2
Balance as of December 31, 2019	51,679	$1,436.7

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, Inc., in 2008, as amended most recently in 2016, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2019. For the year ended December 31, 2019, no shares of common stock were issued under this agreement (none in 2018; 1.0 million shares for net proceeds of $65.7 million in 2017). The shares issued in 2017 were offered and sold pursuant to Registration Statement No. 333-212794. On July 31, 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.
Contributions to Pension. For the year ended December 31, 2019, we contributed no shares of ALLETE common stock to our pension plan (none in 2018 and 0.2 million shares, which had an aggregate value of $13.5 million in 2017). The shares of ALLETE common stock contributed in 2017 were contributed in reliance upon an exemption available pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

ALLETE, Inc. 2019 Form 10-K

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2019
Net Income Attributable to ALLETE	$185.6		$185.6
Average Common Shares	51.6	0.1	51.7
Earnings Per Share	$3.59		$3.59
2018
Net Income Attributable to ALLETE	$174.1		$174.1
Average Common Shares	51.3	0.2	51.5
Earnings Per Share	$3.39		$3.38
2017
Net Income Attributable to ALLETE	$172.2		$172.2
Average Common Shares	50.8	0.2	51.0
Earnings Per Share	$3.39		$3.38

NOTE 11. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2019	2018	2017
Millions
Current Income Tax Expense (a)
Federal	—	—	—
State	$0.1	$0.3	$0.3
Total Current Income Tax Expense	$0.1	$0.3	$0.3
Deferred Income Tax Expense (Benefit)
Federal (b)	$(27.8)	$(26.2)	$12.1
Federal – Remeasurement of Deferred Income Taxes (c)	—	—	(13.0)
State	21.7	11.0	15.8
Investment Tax Credit Amortization	(0.6)	(0.6)	(0.5)
Total Deferred Income Tax Expense (Benefit)	$(6.7)	$(15.8)	$14.4
Total Income Tax Expense (Benefit)	$(6.6)	$(15.5)	$14.7

(a)
For the years ended December 31, 2019, 2018 and 2017, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.

(b)
For the years ended December 31, 2019, and 2018, the federal tax benefit is primarily due to production tax credits, and the reduction of the federal statutory tax rate from 35 percent to 21 percent enacted as part of the TCJA.

(c)	For the year ended December 31, 2017, the federal deferred income tax benefit is due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

ALLETE, Inc. 2019 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued).

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2019	2018	2017
Millions
Income Before Non-Controlling Interest and Income Taxes	$178.9	$158.6	$186.9
Statutory Federal Income Tax Rate	21%	21%	35%
Income Taxes Computed at Statutory Federal Rate	$37.6	$33.3	$65.4
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	17.2	8.9	10.5
Production Tax Credits	(50.7)	(45.0)	(45.1)
Regulatory Differences – Excess Deferred Tax Benefit (a)	(8.8)	(8.2)	1.2
U.S. Water Services Sale of Stock Basis Difference	1.7	—	—
Change in Fair Value of Contingent Consideration	—	(0.4)	—
Remeasurement of Deferred Income Taxes (b)	—	—	(13.0)
Other	(3.6)	(4.1)	(4.3)
Total Income Tax Expense (Benefit)	($6.6)	($15.5)	$14.7

(a)	Excess deferred income taxes are being returned to customers under both the Average Rate Assumption Method and amortization periods as approved by regulators. (See Note 4. Regulatory Matters.)

(b)	Deferred income tax benefit from the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

The effective tax rate was a benefit of 3.7 percent for 2019 (benefit of 9.8 percent for 2018; expense of 7.9 percent for 2017). The 2019 effective tax rate was primarily impacted by production tax credits and the gain on sale of U.S. Water Services. The 2018 effective tax rate was primarily impacted by production tax credits and the reduction of the federal income tax rate from 35 percent to 21 percent enacted as part of the TCJA. The 2017 effective tax rate was primarily impacted by production tax credits and the remeasurement of deferred income tax assets and liabilities resulting from the TCJA.

Deferred Income Tax Assets and Liabilities
As of December 31	2019	2018
Millions
Deferred Income Tax Assets
Employee Benefits and Compensation	$49.9	$62.2
Property-Related	76.9	95.2
NOL Carryforwards	63.2	86.1
Tax Credit Carryforwards	395.5	349.8
Power Sales Agreements	23.7	27.5
Regulatory Liabilities	116.9	113.4
Other	23.4	25.1
Gross Deferred Income Tax Assets	749.5	759.3
Deferred Income Tax Asset Valuation Allowance	(70.0)	(66.5)
Total Deferred Income Tax Assets	$679.5	$692.8
Deferred Income Tax Liabilities
Property-Related	$713.4	$752.5
Regulatory Asset for Benefit Obligations	54.5	61.0
Unamortized Investment Tax Credits	31.6	32.2
Partnership Basis Differences	49.4	40.8
Regulatory Assets	35.4	29.9
Other	8.0	—
Total Deferred Income Tax Liabilities	$892.3	$916.4
Net Deferred Income Taxes (a)	$212.8	$223.6

(a)	Recorded as a net long-term Deferred Income Tax liability on the Consolidated Balance Sheet

ALLETE, Inc. 2019 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued).

NOL and Tax Credit Carryforwards
As of December 31	2019	2018
Millions
Federal NOL Carryforwards (a)	$211.3	$319.0
Federal Tax Credit Carryforwards	$302.5	$256.4
State NOL Carryforwards (a)	$274.8	$305.8
State Tax Credit Carryforwards (b)	$23.4	$27.4

(a)	Pre-tax amounts.

(b)	Net of a $69.6 million valuation allowance as of December 31, 2019 ($66.0 million as of December 31, 2018).

The federal NOL and tax credit carryforward periods expire between 2031 and 2039. We expect to fully utilize the federal NOL and federal tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2019. The state NOL and tax credit carryforward periods expire between 2024 and 2045. We have established a valuation allowance against certain state NOL and tax credits that we do not expect to utilize before their expiration.

Gross Unrecognized Income Tax Benefits	2019	2018	2017
Millions
Balance at January 1	$1.6	$1.7	$2.0
Additions for Tax Positions Related to the Current Year	0.1	0.1	0.1
Additions for Tax Positions Related to Prior Years	0.1	0.1	0.1
Reductions for Tax Positions Related to Prior Years	(0.4)	(0.2)	(0.1)
Lapse of Statute	—	(0.1)	(0.4)
Balance as of December 31	$1.4	$1.6	$1.7

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2019, included $0.6 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2019, we had no accrued interest (none as of December 31, 2018, and 2017) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2019, 2018 and 2017). There were no penalties recognized in 2019, 2018 or 2017. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2016 or state examination for years before 2015.

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 1, 2016. The plans provide defined benefits based on years of service and final average pay. We contributed $10.4 million in cash to the plans in 2019 ($15.0 million in 2018; $1.7 million in 2017). We contributed no shares of ALLETE common stock to the plans in 2019 (none in 2018; 0.2 million shares, which had an aggregate value of $13.5 million in 2017). We also have a defined contribution RSOP covering substantially all employees. The 2019 plan year employer contributions, which are made through the employee stock ownership plan portion of the RSOP, totaled $10.8 million ($11.4 million for the 2018 plan year; $11.0 million for the 2017 plan year). (See Note 10. Common Stock and Earnings Per Share and Note 13. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan was frozen in 2018, and does not allow further crediting of service or earnings to the plan. Further, it is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, the postretirement health care plan was closed to employees hired after January 31, 2011, and the eligibility requirements were amended. In 2014, the postretirement life plan was amended to close the plan to non-union employees retiring after December 31, 2015, and in 2018, the postretirement life plan was amended to limit the benefit level for union employees retiring after December 31, 2018. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2019, no contributions were made to the VEBAs (none in 2018; none in 2017) and no contributions were made to the grantor trusts (none in 2018; none in 2017).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 15, 2020, we contributed $10.7 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to the defined benefit pension plans in 2020, and we do not expect to make any contributions to the defined benefit postretirement health and life plans in 2020.

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

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Pension Obligation and Funded Status
As of December 31	2019	2018
Millions
Accumulated Benefit Obligation	$812.0	$713.7
Change in Benefit Obligation
Obligation, Beginning of Year	$747.0	$793.2
Service Cost	9.3	11.0
Interest Cost	31.9	29.6
Plan Amendments	—	(1.5)
Plan Curtailments	—	(6.9)
Actuarial (Gain) Loss	98.3	(53.0)
Benefits Paid	(53.4)	(49.5)
Participant Contributions	20.9	24.1
Obligation, End of Year	$854.0	$747.0
Change in Plan Assets
Fair Value, Beginning of Year	$598.0	$628.2
Actual Return on Plan Assets	122.1	(21.2)
Employer Contribution (a)	32.9	40.5
Benefits Paid	(53.4)	(49.5)
Fair Value, End of Year	$699.6	$598.0
Funded Status, End of Year	$(154.4)	$(149.0)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(1.6)	$(1.6)
Non-Current Liabilities	$(152.8)	$(147.4)

(a)	Includes Participant Contributions noted above.

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $243.4 million and prior service credit of $1.3 million as of December 31, 2019 (net loss of $230.5 million and prior service credit of $1.4 million as of December 31, 2018).

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2019	2018
Millions
Net Loss	$(243.4)	$(230.5)
Prior Service Credit	1.3	1.4
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	87.7	80.1
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(154.4)	$(149.0)

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Components of Net Periodic Pension Cost
Year Ended December 31	2019	2018	2017
Millions
Service Cost	$9.3	$11.0	$10.2
Non-Service Cost Components (a)
Interest Cost	31.9	29.6	32.5
Expected Return on Plan Assets	(44.2)	(44.4)	(42.4)
Amortization of Loss	7.5	11.4	9.9
Amortization of Prior Service Credit	(0.1)	(0.1)	—
Net Pension Cost	$4.4	$7.5	$10.2

(a)	These components of net periodic pension cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2019	2018
Millions
Net Loss	$20.4	$5.8
Amortization of Prior Service Credit	0.1	0.1
Prior Service Credit Arising During the Period	—	(1.6)
Amortization of Loss	(7.5)	(11.4)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$13.0	$(7.1)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2019	2018
Millions
Projected Benefit Obligation	$854.0	$747.0
Accumulated Benefit Obligation	$812.0	$713.7
Fair Value of Plan Assets	$699.6	$598.0

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2019	2018
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$176.0	$190.1
Service Cost	3.9	4.7
Interest Cost	7.3	7.1
Actuarial (Gain) Loss	10.5	(15.8)
Benefits Paid	(14.7)	(11.6)
Participant Contributions	3.5	3.6
Plan Amendments (a)	(34.6)	(2.1)
Plan Curtailments	(2.1)	—
Obligation, End of Year	$149.8	$176.0
Change in Plan Assets
Fair Value, Beginning of Year	$154.3	$171.0
Actual Return on Plan Assets	29.5	(9.6)
Employer Contribution	1.1	1.0
Participant Contributions	3.5	3.6
Benefits Paid	(14.7)	(11.7)
Fair Value, End of Year	$173.7	$154.3
Funded Status, End of Year	$23.9	$(21.7)

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$37.5	$0.4
Current Liabilities	$(0.7)	$(1.0)
Non-Current Liabilities	$(12.9)	$(21.1)

(a)	Plan design changes under the other postretirement benefit plans resulted in a decrease to the benefit obligation of $34.6 million in 2019.

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $19.1 million in irrevocable grantor trusts included in Other Investments on the Consolidated Balance Sheet as of December 31, 2019 ($18.3 million as of December 31, 2018).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2019	2018
Millions
Net Loss	$16.0	$25.0
Prior Service Credit	(36.3)	(4.6)
Total Unrecognized Postretirement Health and Life Cost	$(20.3)	$20.4

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2019	2018
Millions
Net Loss (a)	$(16.0)	$(25.0)
Prior Service Credit	36.3	4.6
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	3.6	(1.3)
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$23.9	$(21.7)

(a)	Excludes gains, losses and contributions associated with irrevocable grantor trusts.

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2019	2018	2017
Millions
Service Cost	$3.9	$4.7	$4.4
Non-Service Cost Components (a)
Interest Cost	7.3	7.1	7.7
Expected Return on Plan Assets	(10.5)	(10.9)	(10.5)
Amortization of Loss	0.5	0.8	0.3
Amortization of Prior Service Credit	(2.8)	(2.1)	(2.0)
Effect of Plan Curtailment	(2.1)	—	—
Net Postretirement Health and Life Credit	$(3.7)	$(0.4)	$(0.1)

(a)	These components of net periodic postretirement health and life cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2019	2018
Millions
Net (Gain) Loss	$(10.6)	$4.7
Prior Service Credit Arising During the Period	(34.6)	(2.1)
Amortization of Prior Service Credit	2.8	2.1
Amortization of Loss	(0.5)	(0.8)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(42.9)	$3.9

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2020	$51.2	$8.6
2021	$50.7	$8.4
2022	$50.1	$8.2
2023	$49.8	$8.0
2024	$49.6	$8.0
Years 2025 – 2029	$239.3	$40.1

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

The pension and postretirement health and life costs recorded in regulatory long-term assets or liabilities and accumulated other comprehensive income expected to be recognized as a component of net pension and postretirement benefit costs for the year ending December 31, 2020, are as follows:

	Pension	Postretirement Health and Life
Millions
Net Loss	$12.8	$1.0
Prior Service Credit	(0.2)	(8.0)
Total Pension and Postretirement Health and Life Cost (Credit)	$12.6	$(7.0)

Assumptions Used to Determine Benefit Obligation
As of December 31	2019	2018
Discount Rate
Pension	3.34 - 3.47%	4.39 - 4.53%
Postretirement Health and Life	3.45%	4.47%
Rate of Compensation Increase	3.70 - 4.10%	3.70 - 4.10%
Health Care Trend Rates
Trend Rate	5.00 - 6.20%	5.00 - 6.46%
Ultimate Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Effective	2038	2038

Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2019	2018	2017
Discount Rate	4.39 - 4.53%	3.81 - 3.96%	4.53 - 4.57%
Expected Long-Term Return on Plan Assets (a)
Pension	7.25%	7.50%	7.50%
Postretirement Health and Life	5.80 - 7.25%	6.00 - 7.50%	6.00 - 7.50%
Rate of Compensation Increase	3.70 - 4.10%	3.70 - 4.10%	3.70 - 4.30%

(a)
The expected long-term rates of return used to determine net periodic benefit expense for 2020 have been reduced to 6.75 percent for pension expense and 5.40 percent to 6.75 percent for postretirement health and life expense.

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2019, considered a modified PRI-2012 mortality table and mortality projection scale.

Sensitivity of a One Percent Change in Health Care Trend Rates
	One Percent Increase	One Percent Decrease
Millions
Effect on Total of Postretirement Health and Life Service and Interest Cost	$1.8	$(1.4)
Effect on Postretirement Health and Life Obligation	$16.5	$(13.6)

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2019	2018	2019	2018
Equity Securities	34%	32%	66%	62%
Fixed Income Securities	62%	60%	33%	34%
Private Equity	1%	5%	1%	4%
Real Estate	3%	3%	—	—
	100%	100%	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2019 (no shares as of December 31, 2018).

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

Following are the current targeted allocations as of December 31, 2019:

Plan Asset Target Allocations	Pension	Postretirement Health and Life (a)
Equity Securities	32%	60%
Fixed Income Securities	56%	37%
Private Equity	6%	—
Real Estate	6%	3%
	100%	100%

(a)	Includes VEBAs and irrevocable grantor trusts.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). (See Note 7. Fair Value)
ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Pension Fair Value

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$78.5	—	$78.5
U.S. Mid-cap Growth (a)	—	35.9	—	35.9
U.S. Small-cap (a)	—	34.6	—	34.6
International	—	92.1	—	92.1
Fixed Income Securities (a)	—	425.4	—	425.4
Cash and Cash Equivalents	$7.1	—	—	7.1
Private Equity Funds	—	—	$8.0	8.0
Real Estate	—	—	18.0	18.0
Total Fair Value of Assets	$7.1	$666.5	$26.0	$699.6

(a)	The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2018	$27.8	$20.8
Actual Return on Plan Assets	0.4	(1.3)
Purchases, Sales, and Settlements – Net	(20.2)	(1.5)
Balance as of December 31, 2019	$8.0	$18.0

	Fair Value as of December 31, 2018
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$59.1	—	$59.1
U.S. Mid-cap Growth (a)	—	28.1	—	28.1
U.S. Small-cap (a)	—	27.2	—	27.2
International	—	75.8	—	75.8
Fixed Income Securities (a)	—	352.9	—	352.9
Cash and Cash Equivalents	$6.3	—	—	6.3
Private Equity Funds	—	—	$27.8	27.8
Real Estate	—	—	20.8	20.8
Total Fair Value of Assets	$6.3	$543.1	$48.6	$598.0

(a)	The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2017	$33.2	$25.5
Actual Return on Plan Assets	2.8	0.7
Purchases, Sales, and Settlements – Net	(8.2)	(5.4)
Balance as of December 31, 2018	$27.8	$20.8

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$33.6	—	—	$33.6
U.S. Mid-cap Growth	27.7	—	—	27.7
U.S. Small-cap	14.3	—	—	14.3
International	37.8	—	—	37.8
Fixed Income Securities:
Mutual Funds	53.4	—	—	53.4
Debt Securities	—	$4.1	—	4.1
Cash and Cash Equivalents	1.1	—	—	1.1
Private Equity Funds	—	—	$1.7	1.7
Total Fair Value of Assets	$167.9	$4.1	$1.7	$173.7

(a)	The underlying investments consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2018	$6.5
Actual Return on Plan Assets	0.7
Purchases, Sales, and Settlements – Net	(5.5)
Balance as of December 31, 2019	$1.7

ALLETE, Inc. 2019 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
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

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP employer allocations are funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. We record compensation expense equal to the cash or current market price of stock contributed. ESOP compensation expense was $10.8 million in 2019 ($11.4 million in 2018; $11.0 million in 2017).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. All ESOP shares have been allocated to participants as of December 31, 2019, 2018 and 2017.

Stock-Based Compensation.

Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 0.8 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.7 million of these shares remain available for issuance as of December 31, 2019.

ALLETE, Inc. 2019 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

The following types of share-based awards were outstanding in 2019, 2018 or 2017:

Performance Shares. Under the performance share awards, the number of shares earned is contingent upon attaining specific market and performance goals over a three-year performance period. Market goals are measured by total shareholder return relative to a group of peer companies while performance goals are measured by earnings per share growth. In the case of qualified retirement, death, or disability during a performance period, a pro rata portion of the award will be earned at the conclusion of the performance period based on the market goals achieved. In the case of termination of employment for any reason other than qualified retirement, death, or disability, no award will be earned. If there is a change in control, a pro rata portion of the award will be paid based on the greater of actual performance up to the date of the change in control or target performance. The fair value of these awards incorporates the probability of meeting the total shareholder return goals. Compensation cost is recognized over the three-year performance period based on our estimate of the number of shares which will be earned by the award recipients.

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2019	2018	2017
Millions
Performance Shares	$2.3	$2.3	$2.1
Restricted Stock Units	0.8	0.9	1.0
Total Share-Based Compensation Expense	$3.1	$3.2	$3.1
Income Tax Benefit	$0.9	$0.9	$0.9

There were no capitalized share-based compensation costs during the years ended December 31, 2019, 2018 or 2017.

As of December 31, 2019, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $2.2 million and $0.9 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.6 years.

ALLETE, Inc. 2019 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2019		2018		2017
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	129,693	$66.12	127,898	$58.23	127,580	$52.56
Granted (a)	60,747	$63.89	66,557	$76.42	50,729	$62.90
Awarded	(75,943)	$53.44	(58,293)	$59.82	—	—
Unearned Grant Award	—	—	—	—	(40,801)	$46.27
Forfeited	(14,912)	$77.14	(6,469)	$72.99	(9,610)	$58.29
Non-vested as of December 31	99,585	$72.78	129,693	$66.12	127,898	$58.23
(a)    Shares granted include accrued dividends.

There were approximately 22,000 performance shares granted in January 2020 for the three-year performance period ending in 2022. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $1.8 million. There were approximately 25,000 performance shares awarded in February 2020. The grant date fair value of the shares awarded was $1.6 million.

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2019		2018		2017
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	49,771	$60.74	55,248	$56.18	54,728	$51.79
Granted (a)	13,927	$74.93	16,573	$71.11	21,241	$62.20
Awarded	(21,110)	$52.44	(18,881)	$55.78	(17,281)	$49.72
Forfeited	(2,645)	$72.43	(3,169)	$64.92	(3,440)	$56.00
Available as of December 31	39,943	$69.30	49,771	$60.74	55,248	$56.18
(a)    Shares granted include accrued dividends.

There were approximately 14,000 restricted stock units granted in January 2020 for the vesting period ending in 2022. The grant date fair value of the restricted stock units granted was $1.1 million. There were approximately 15,000 restricted stock units awarded in February 2020. The grant date fair value of the shares awarded was $0.9 million.

NOTE 14. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy, and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services was our integrated water management company, which reflects operating results until the date of its sale on March 26, 2019. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. 2019 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2019	2018	2017
Millions
Operating Revenue
Residential	$139.6	$139.7	$127.4
Commercial	145.7	147.9	139.8
Municipal	48.6	54.9	57.9
Industrial	476.4	469.5	470.5
Other Power Suppliers	153.7	170.3	161.8
CIP Financial Incentive	2.8	3.0	5.5
Other	75.6	74.2	100.9
Total Regulated Operations	1,042.4	1,059.5	1,063.8

ALLETE Clean Energy
Long-term PSA	48.0	55.2	56.9
Sale of Wind Energy Facility	—	81.1	—
Other	11.6	23.6	23.6
Total ALLETE Clean Energy	59.6	159.9	80.5

U.S. Water Services (e)
Point-in-time	19.0	100.3	95.8
Contract	9.2	38.3	36.2
Capital Project	5.2	33.5	19.8
Total U.S. Water Services	33.4	172.1	151.8

Corporate and Other
Long-term Contract	82.8	85.5	89.3
Other	22.3	21.6	33.9
Total Corporate and Other	105.1	107.1	123.2
Total Operating Revenue	$1,240.5	$1,498.6	$1,419.3
Net Income (Loss) Attributable to ALLETE (a)(b)
Regulated Operations	$154.4	$131.0	$128.4

ALLETE Clean Energy (c)	12.4	33.7	41.5
U.S. Water Services	(1.1)	3.2	10.7

Corporate and Other (d)(e)	19.9	6.2	(8.4)
Total Net Income Attributable to ALLETE	$185.6	$174.1	$172.2

(a) Net income in 2017 included a favorable impact of $13.0 million after-tax due to the remeasurement of deferred income tax assets and liabilities resulting from the TCJA, which consisted of a $23.6 million after-tax benefit for ALLETE Clean Energy, a $9.2 million after-tax benefit for U.S. Water Services and a $19.8 million after-tax expense for Corporate and Other. The TCJA did not have an impact on net income for our Regulated Operations as the remeasurement of deferred income tax assets and liabilities primarily resulted in the recording of regulatory assets and liabilities. (See Note 1. Operations and Significant Accounting Policies and Note 4. Regulatory Matters.)

(b)	Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

(c)	Net income in 2018 includes the recognition of profit for the sale of a wind energy facility to Montana-Dakota Utilities.

(d)
Net income in 2017 included a $7.9 million after-tax favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits.

(e) On March 26, 2019, ALLETE sold U.S. Water Services. The Company recognized a gain on the sale of $13.2 million after-tax which is reflected in Corporate and Other. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2019 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2019	2018	2017
Millions
Depreciation and Amortization
Regulated Operations	$159.4	$158.0	$132.6

ALLETE Clean Energy	26.8	24.4	23.4
U.S. Water Services	2.3	10.2	9.8

Corporate and Other	13.5	13.0	11.7
Total Depreciation and Amortization	$202.0	$205.6	$177.5
Operating Expenses – Other (a)
Corporate and Other	—	$(2.0)	$(0.7)
Total Operating Expenses – Other	—	$(2.0)	$(0.7)
Interest Expense (b)
Regulated Operations	$58.9	$60.2	$57.0

ALLETE Clean Energy	2.8	3.6	4.2
U.S. Water Services	0.2	1.5	1.6

Corporate and Other	8.0	7.3	10.3

Eliminations	(5.0)	(4.7)	(5.3)
Total Interest Expense	$64.9	$67.9	$67.8
Equity Earnings
Regulated Operations	$21.7	$17.5	$22.5
Income Tax Expense (Benefit) (c)
Regulated Operations (d)	$(7.1)	$(15.5)	$27.2

ALLETE Clean Energy	(11.9)	(1.0)	(14.2)
U.S. Water Services	(0.4)	1.0	(7.8)

Corporate and Other (d)(e)	12.8	—	9.5
Total Income Tax Expense (Benefit)	$(6.6)	$(15.5)	$14.7

(a)	See Note 1. Operations and Significant Accounting Policies.

(b)	Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

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

(d)
In 2017, Regulated Operations includes $14.0 million of income tax expense related to North Dakota investment tax credits transferred to Corporate and Other and higher pre-tax income for the favorable impact for the regulatory outcome of the MPUC’s modification of its November 2016 order on the allocation of North Dakota investment tax credits. There was no impact to net income for Regulated Operations. Corporate and Other recorded an offsetting income tax benefit of $7.9 million in 2017. (See Note 4. Regulatory Matters.)

(e) On March 26, 2019, ALLETE sold U.S. Water Services. The Company recognized income tax expense of $10.4 million for the gain on sale of U.S. Water Services which is reflected in Corporate and Other. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2019 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

As of December 31	2019	2018
Millions
Assets
Regulated Operations	$4,130.8	$3,952.5

ALLETE Clean Energy	1,001.5	606.6
U.S. Water Services (a)	—	295.8

Corporate and Other	350.5	310.1
Total Assets	$5,482.8	$5,165.0
Capital Expenditures
Regulated Operations	$230.9	$211.9

ALLETE Clean Energy	385.6	89.7
U.S. Water Services (a)	—	5.0

Corporate and Other	10.1	12.0
Total Capital Expenditures	$626.6	$318.6

(a) On March 26, 2019, ALLETE sold U.S. Water Services. (See Note 1. Operations and Significant Accounting Policies.)

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2019
Operating Revenue	$357.2	$290.4	$288.3	$304.6
Operating Income	$56.8	$36.2	$37.0	$49.8
Net Income Attributable to ALLETE	$70.5	$34.2	$31.2	$49.7
Earnings Per Share of Common Stock
Basic	$1.37	$0.66	$0.60	$0.96
Diluted	$1.37	$0.66	$0.60	$0.96
2018
Operating Revenue	$358.2	$344.1	$348.0	$448.3
Operating Income	$57.4	$36.5	$43.3	$64.0
Net Income Attributable to ALLETE	$51.0	$31.3	$30.7	$61.1
Earnings Per Share of Common Stock
Basic	$1.00	$0.61	$0.59	$1.19
Diluted	$0.99	$0.61	$0.59	$1.18
2017
Operating Revenue	$365.6	$353.3	$362.5	$337.9
Operating Income	$71.6	$54.0	$68.0	$32.3
Net Income Attributable to ALLETE	$49.0	$36.9	$44.9	$41.4
Earnings Per Share of Common Stock
Basic	$0.97	$0.73	$0.88	$0.81
Diluted	$0.97	$0.72	$0.88	$0.81

ALLETE, Inc. 2019 Form 10-K

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2017 Trade Accounts Receivable	$3.1	$0.8	—	$1.8	$2.1
Finance Receivables – Long-Term	—	—	—	—	—
2018 Trade Accounts Receivable	$2.1	$0.9	—	$1.3	$1.7
Finance Receivables – Long-Term	—	—	—	—	—
2019 Trade Accounts Receivable	$1.7	$(0.1)	—	$0.7	$0.9
Finance Receivables – Long-Term	—	—	—	—	—
Deferred Asset Valuation Allowance
2017 Deferred Tax Assets	$43.0	$17.0	—	—	$60.0
2018 Deferred Tax Assets	$60.0	$6.5	—	—	$66.5
2019 Deferred Tax Assets	$66.5	$3.5	—	—	$70.0

(a)	Includes uncollectible accounts written-off.

ALLETE, Inc. 2019 Form 10-K