Form 10-Q
period 2020-03-31
ALLETE INC
filed 2020-05-06
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

Common Stock, without par value,
51,787,412 shares outstanding
as of March 31, 2020

ALLETE, Inc. First Quarter 2020 Form 10-Q

ALLETE, Inc. First Quarter 2020 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal S.A.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Moody’s	Moody’s Investors Service, Inc.

ALLETE, Inc. First Quarter 2020 Form 10-Q

Abbreviation or Acronym	Term
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
U.S.	United States of America
U.S. Water Services	U.S. Water Services Holding Company and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. First Quarter 2020 Form 10-Q

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of ALLETE in this Form 10-Q, in presentations, on our website, in response to questions or otherwise. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements:

•	our ability to successfully implement our strategic objectives;

•	global and domestic economic conditions affecting us or our customers;

•	changes in and compliance with laws and regulations;

•	changes in tax rates or policies or in rates of inflation;

•	the outcome of legal and administrative proceedings (whether civil or criminal) and settlements;

•	weather conditions, natural disasters and pandemic diseases, including the ongoing COVID-19 pandemic;

•	our ability to access capital markets, bank financing and other financing sources;

•	changes in interest rates and the performance of the financial markets;

•	project delays or changes in project costs;

•	changes in operating expenses and capital expenditures and our ability to raise revenues from our customers;

•	the impacts of commodity prices on ALLETE and our customers;

•	our ability to attract and retain qualified, skilled and experienced personnel;

•	effects of emerging technology;

•	war, acts of terrorism and cybersecurity attacks;

•	our ability to manage expansion and integrate acquisitions;

•	population growth rates and demographic patterns;

•	wholesale power market conditions;

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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of ALLETE’s 2019 Form 10-K and Part II, Item 1A. Risk Factors of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.

ALLETE, Inc. First Quarter 2020 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2020	December 31, 2019
Millions
Assets
Current Assets
Cash and Cash Equivalents	$67.0	$69.3
Accounts Receivable (Less Allowance of $1.2 and $0.9)	99.4	96.4
Inventories – Net	79.0	72.8
Prepayments and Other	29.4	31.0
Total Current Assets	274.8	269.5
Property, Plant and Equipment – Net	4,496.3	4,377.0
Regulatory Assets	423.8	420.5
Equity Investments	225.7	197.6
Other Non-Current Assets	198.9	218.2
Total Assets	$5,619.5	$5,482.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$164.4	$165.2
Accrued Taxes	63.0	50.8
Accrued Interest	15.1	18.1
Long-Term Debt Due Within One Year	323.0	212.9
Other	57.6	60.4
Total Current Liabilities	623.1	507.4
Long-Term Debt	1,399.9	1,400.9
Deferred Income Taxes	207.0	212.8
Regulatory Liabilities	566.4	560.3
Defined Benefit Pension and Other Postretirement Benefit Plans	161.4	172.8
Other Non-Current Liabilities	288.7	293.0
Total Liabilities	3,246.5	3,147.2
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.8 and 51.7 Shares Issued and Outstanding	1,441.7	1,436.7
Accumulated Other Comprehensive Loss	(23.8)	(23.6)
Retained Earnings	853.2	818.8
Total ALLETE Equity	2,271.1	2,231.9
Non-Controlling Interest in Subsidiaries	101.9	103.7
Total Equity	2,373.0	2,335.6
Total Liabilities and Equity	$5,619.5	$5,482.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2020	2019
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$265.3	$282.2
Contracts with Customers – Non-utility	43.5	72.1
Other – Non-utility	2.8	2.9
Total Operating Revenue	311.6	357.2
Operating Expenses
Fuel, Purchased Power and Gas – Utility	89.0	109.8
Transmission Services – Utility	18.5	18.3
Cost of Sales – Non-utility	16.9	30.6
Operating and Maintenance	61.0	76.2
Depreciation and Amortization	53.4	51.9
Taxes Other than Income Taxes	12.6	13.6
Total Operating Expenses	251.4	300.4
Operating Income	60.2	56.8
Other Income (Expense)
Interest Expense	(15.7)	(16.5)
Equity Earnings	5.2	5.6
Gain on Sale of U.S. Water Services	—	20.1
Other	1.0	7.4
Total Other Income (Expense)	(9.5)	16.6
Income Before Income Taxes	50.7	73.4
Income Tax Expense (Benefit)	(13.8)	2.9
Net Income	64.5	70.5
Net Loss Attributable to Non-Controlling Interest	(1.8)	—
Net Income Attributable to ALLETE	$66.3	$70.5
Average Shares of Common Stock
Basic	51.7	51.6
Diluted	51.8	51.7
Basic Earnings Per Share of Common Stock	$1.28	$1.37
Diluted Earnings Per Share of Common Stock	$1.28	$1.37
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2020	2019
Millions
Net Income	$64.5	$70.5
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $(0.1) and $–	(0.4)	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1 and $0.1	0.2	—
Total Other Comprehensive Income (Loss)	(0.2)	0.1
Total Comprehensive Income	64.3	70.6
Net Loss Attributable to Non-Controlling Interest	(1.8)	—
Total Comprehensive Income Attributable to ALLETE	$66.1	$70.6
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2020	2019
Millions
Operating Activities
Net Income	$64.5	$70.5
AFUDC – Equity	(0.5)	(0.6)
Income from Equity Investments – Net of Dividends	—	(1.2)
Realized and Unrealized (Gain) Loss on Investments and Property, Plant and Equipment	3.1	(2.2)
Depreciation Expense	53.4	50.7
Amortization of PSAs	(2.8)	(2.9)
Amortization of Other Intangible Assets and Other Assets	2.6	3.8
Deferred Income Tax Expense (Benefit)	(13.8)	2.6
Share-Based and ESOP Compensation Expense	1.7	1.8
Defined Benefit Pension and Postretirement Benefit Expense	—	1.1
Provision for Interim Rate Refund	—	0.6
Payments for Tax Reform Refund	—	(10.2)
Bad Debt Expense	0.4	0.4
Gain on Sale of U.S. Water Services	—	(20.1)
Changes in Operating Assets and Liabilities
Accounts Receivable	(3.4)	20.9
Inventories	(6.2)	(5.1)
Prepayments and Other	4.0	2.9
Accounts Payable	(5.5)	(5.5)
Other Current Liabilities	7.1	(9.1)
Cash Contributions to Defined Benefit Pension Plans	(10.7)	(10.4)
Changes in Regulatory and Other Non-Current Assets	(11.4)	—
Changes in Regulatory and Other Non-Current Liabilities	6.3	(8.9)
Cash from Operating Activities	88.8	79.1
Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.9	2.7
Payments for Purchase of Available-for-sale Securities	(1.1)	(2.6)
Payments for Equity Investments	(27.8)	(0.5)
Return of Capital from Equity Investments	—	8.3
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	—	264.7
Additions to Property, Plant and Equipment	(154.3)	(89.3)
Other Investing Activities	(0.2)	1.8
Cash from (for) Investing Activities	(182.5)	185.1
Financing Activities
Proceeds from Issuance of Common Stock	3.3	0.8
Proceeds from Issuance of Long-Term Debt	110.0	100.0
Repayments of Long-Term Debt	(1.4)	(43.8)
Acquisition-Related Contingent Consideration Payments	—	(3.8)
Dividends on Common Stock	(31.9)	(30.3)
Other Financing Activities	0.1	(0.9)
Cash from Financing Activities	80.1	22.0
Change in Cash, Cash Equivalents and Restricted Cash	(13.6)	286.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	92.5	79.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$78.9	$365.2
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Three Months Ended
	March 31,
	2020	2019
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,436.7	$1,428.5
Common Stock Issued	5.0	2.6
Balance, End of Period	1,441.7	1,431.1

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.6)	(27.3)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	(0.4)	0.1
Defined Benefit Pension and Other Postretirement Plans	0.2	—
Balance, End of Period	(23.8)	(27.2)

Retained Earnings
Balance, Beginning of Period	818.8	754.6
Net Income Attributable to ALLETE	66.3	70.5
Common Stock Dividends	(31.9)	(30.3)
Balance, End of Period	853.2	794.8

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	103.7	—
Net Loss Attributable to Non-Controlling Interest	(1.8)	—
Balance, End of Period	101.9	—

Total Equity	$2,373.0	$2,198.7

Dividends Per Share of Common Stock	$0.6175	$0.5875

The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2019, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2020, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and notes included in our 2019 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2020, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. In prior period balances presented, the amounts also include U.S. Water Services' standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement, PSAs and construction projects. In prior period balances presented, the amounts also include deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Millions
Cash and Cash Equivalents	$67.0	$69.3	$353.3	$69.1
Restricted Cash included in Prepayments and Other	6.1	2.8	7.2	1.3
Restricted Cash included in Other Non-Current Assets	5.8	20.4	4.7	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$78.9	$92.5	$365.2	$79.0

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2020	December 31, 2019
Millions
Fuel (a)	$31.4	$25.9
Materials and Supplies	47.6	46.9
Total Inventories – Net	$79.0	$72.8

(a)	Fuel consists primarily of coal inventory at Minnesota Power.

Other Non-Current Assets	March 31, 2020	December 31, 2019
Millions
Contract Assets (a)	$27.3	$28.0
Operating Lease Right-of-use Assets	26.8	28.6
ALLETE Properties	21.5	21.9
Restricted Cash	5.8	20.4
Other Postretirement Benefit Plans	38.0	37.5
Other	79.5	81.8
Total Other Non-Current Assets	$198.9	$218.2

(a)
Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities	March 31, 2020	December 31, 2019
Millions
PSAs	$12.4	$12.3
Operating Lease Liabilities	6.9	6.9
Other	38.3	41.2
Total Other Current Liabilities	$57.6	$60.4

Other Non-Current Liabilities	March 31, 2020	December 31, 2019
Millions
Asset Retirement Obligation	$163.2	$160.3
PSAs	61.5	64.6
Operating Lease Liabilities	20.0	21.8
Other	44.0	46.3
Total Other Non-Current Liabilities	$288.7	$293.0

Other Income
Three Months Ended March 31,	2020	2019
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$2.6	$2.0
Interest and Investment Income (Loss)	(2.6)	1.0
AFUDC - Equity	0.5	0.6
Gain on Land Sales	0.1	1.8
Other	0.4	2.0
Total Other Income	$1.0	$7.4

(a)	These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2020	2019
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$18.3	$19.7
Recognition of Right-of-use Assets and Lease Liabilities	—	$34.0
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$4.7	$(1.1)
Capitalized Asset Retirement Costs	$1.6	$1.6
AFUDC–Equity	$0.5	$0.6

Sale of U.S. Water Services. In February 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. In March 2019, ALLETE completed the sale and received approximately $270 million in cash, net of transaction costs and cash retained. The Company recognized a gain on the sale of U.S. Water Services of $9.9 million after-tax in the first quarter of 2019. The full year gain on sale of U.S. Water Services in 2019 was $13.2 million after-tax.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLETE Clean Energy Asset Acquisition. On March 10, 2020, ALLETE Clean Energy acquired the rights to the Caddo wind project in Oklahoma from Apex Clean Energy for approximately $8 million with additional payments required to be made at defined milestones. The full development of this approximately 300 MW wind project would involve the sale of energy to corporate customers under long-term power sales agreements.

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries on the Consolidated Balance Sheet and net loss attributable to non-controlling interest on the Consolidated Statement of Income represent the portion of equity ownership and earnings, respectively, of subsidiaries that are not attributable to equity holders of ALLETE. These amounts as of and during the three months ended March 31, 2020, related to the tax equity financing structure for ALLETE Clean Energy’s 106 MW Glen Ullin wind energy facility.

On April 16, 2020, ALLETE Clean Energy commenced operations of South Peak, an 80 MW wind energy facility in Montana, and on April 29, 2020, received approximately $70 million in cash from a third-party investor as part of a tax equity financing for the wind energy facility.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

New Accounting Pronouncements.

Credit Losses. In 2016, the FASB issued an accounting standard update that requires entities to recognize an allowance for expected credit losses for financial instruments within its scope. Examples of financial instruments within the scope include trade receivables, certain financial guarantees, and held-to-maturity debt securities. The allowance for expected credit losses should be based on historical information, current conditions and reasonable and supportable forecasts. The new standard also revises the other-than-temporary impairment model for available-for-sale debt securities. The new guidance became effective January 1, 2020, and was adopted by the Company in the first quarter of 2020. Adoption of this standard did not have a material impact on our Consolidated Financial Statements.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2019 Form 10‑K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $9.6 million for the three months ended March 31, 2020 ($7.4 million for three months ended March 31, 2019).

2020 Minnesota General Rate Case. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million that began January 1, 2020. We cannot predict the level of final rates that may be authorized by the MPUC.

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposes a resolution for Minnesota Power’s 2020 general rate case. Key components of our proposal include removing the current power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020 of approximately $12 million ($9 million as of March 31, 2020,); increasing ongoing customer rates 4.1 percent compared to the 5.8 percent increase reflected in current interim rates; and a provision that Minnesota Power would not file another rate case until at least March 1, 2021, unless certain events occur. Minnesota Power would withdraw its general rate case upon approval of this filing and proposed resolution by the MPUC. At a hearing on April 30, 2020, the MPUC approved lowering current interim rates to 4.1 percent effective May 1, 2020, as requested by Minnesota Power in this filing. A final decision on Minnesota Power’s full proposal in this filing is expected in June 2020. At this time, we are unable to predict whether the MPUC will ultimately approve this filing and proposed resolution, and thus, as of March 31, 2020, we have not recorded reserves for interim rates.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On July 9, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor to include investments made for the GNTL. (See Note 6. Commitments, Guarantees and Contingencies.)

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

COVID-19 Related Costs. In an order dated March 24, 2020, the PSCW authorized public utilities, which includes SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders, and as otherwise required to ensure the provision of safe, reliable and affordable access to utility services during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of COVID-19, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding.

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

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment worksheet before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court on March 18, 2020. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through March 31, 2020, is approximately $13 million.

MISO Return on Equity Complaint. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 9.88 percent, or 10.38 percent including an incentive adder for participation in a regional transmission organization, based on a November 2019 FERC order. In this order, the FERC reduced the base return on equity for regional transmission organizations as recommended by an administrative law judge with refunds ordered for prior periods, which are immaterial to ALLETE. Multiple parties to the complaint have filed requests for rehearing of the FERC order.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

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

Regulatory Assets and Liabilities	March 31, 2020	December 31, 2019
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$211.1	$212.9
Income Taxes	121.0	123.4
Cost Recovery Riders	34.1	24.7
Asset Retirement Obligations	31.8	32.0
Boswell Units 1 and 2 Net Plant and Equipment	9.3	10.7
Manufactured Gas Plant	8.3	8.2
PPACA Income Tax Deferral	4.7	4.8
Other	3.5	3.8
Total Non-Current Regulatory Assets	$423.8	$420.5

Current Regulatory Liabilities (a)
Transmission Formula Rates Refund	$1.3	$1.7
Provision for Tax Reform Refund	0.2	0.2
Total Current Regulatory Liabilities	1.5	1.9
Non-Current Regulatory Liabilities
Income Taxes	397.1	407.2
Wholesale and Retail Contra AFUDC	84.2	79.3
Plant Removal Obligations	37.4	35.5
Defined Benefit Pension and Other Postretirement Benefit Plans	15.6	17.0
North Dakota Investment Tax Credits	12.3	12.3
Fuel Adjustment Clause (b)	8.4	—
Conservation Improvement Program	7.4	5.4
Other	4.0	3.6
Total Non-Current Regulatory Liabilities	566.4	560.3
Total Regulatory Liabilities	$567.9	$562.2

(a)	Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.

(b)
Fuel adjustment clause regulatory liability represents the amount expected to be refunded to customers for the over-collection of fuel adjustment clause recoveries. (See Fuel Adjustment Clause Reform.)

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In the three months ended March 31, 2020, we invested $0.4 million in ATC, and on April 30, 2020, we invested an additional $0.8 million. We expect to make additional investments of $1.6 million in 2020.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2019	$141.6
Cash Investments	0.4
Equity in ATC Earnings	5.2
Distributed ATC Earnings	(5.2)
Amortization of the Remeasurement of Deferred Income Taxes	0.3
Equity Investment Balance as of March 31, 2020	$142.3

ATC’s authorized return on equity is 9.88 percent, or 10.38 percent including an incentive adder for participation in a regional transmission organization based on a November 2019 FERC order. (See Note 2. Regulatory Matters.)

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. As of March 31, 2020, our equity investment in Nobles 2 was $83.4 million ($56.0 million at December 31, 2019). In the three months ended March 31, 2020, we invested $27.4 million in Nobles 2, and in April 2020 we invested an additional $21.7 million. We expect to make approximately $65 million in additional investments in 2020.

NOTE 4. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 7. Fair Value to the Consolidated Financial Statements in our 2019 Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020, and December 31, 2019. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of March 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.4	—	—	$8.4
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$9.3	—	9.3
Cash Equivalents	0.8	—	—	0.8
Total Fair Value of Assets	$9.2	$9.3	—	$18.5

Liabilities
Deferred Compensation (c)	—	$19.3	—	$19.3
Total Fair Value of Liabilities	—	$19.3	—	$19.3
Total Net Fair Value of Assets (Liabilities)	$9.2	$(10.0)	—	$(0.8)

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$11.1	—	—	$11.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$9.7	—	9.7
Cash Equivalents	0.9	—	—	0.9
Total Fair Value of Assets	$12.0	$9.7	—	$21.7

Liabilities
Deferred Compensation (c)	—	$21.2	—	$21.2
Total Fair Value of Liabilities	—	$21.2	—	$21.2
Total Net Fair Value of Assets (Liabilities)	$12.0	$(11.5)	—	$0.5

(a)	Included in Other Non-Current Assets on the Consolidated Balance Sheet.

(b)
As of March 31, 2020, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.9 million, in one year to less than three years was $5.9 million, in three years to less than five years was $0.2 million and in five or more years was $0.3 million.

(c)	Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value of the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Long-Term Debt, Including Long-Term Debt Due Within One Year
March 31, 2020	$1,731.3	$1,880.2
December 31, 2019	$1,622.6	$1,791.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2020, and the year ended December 31, 2019, there were no indicators of impairment for these non-financial assets.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2020, and December 31, 2019:

March 31, 2020	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$323.3	$(0.3)	$323.0
Long-Term Debt	1,408.0	(8.1)	1,399.9
Total Debt	$1,731.3	$(8.4)	$1,722.9

December 31, 2019	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$213.3	$(0.4)	$212.9
Long-Term Debt	1,409.3	(8.4)	1,400.9
Total Debt	$1,622.6	$(8.8)	$1,613.8

We had $66.3 million outstanding in standby letters of credit and $0.2 million in outstanding draws under our lines of credit as of March 31, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019).

On January 10, 2020, ALLETE entered into a $200 million unsecured term loan agreement (Term Loan) of which we have borrowed $110 million as of March 31, 2020. The Term Loan provides for the ability to borrow up to an additional $90 million, is due on February 10, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.55 percent. Proceeds from the Term Loan will be used for construction-related expenditures.

On March 26, 2020, ALLETE agreed to sell first mortgage bonds (Bonds) to certain institutional buyers in the private placement market, which will be issued on or before August 3, 2020, in two series as follows:

Maturity Date	Principal Amount	Interest Rate
August 1, 2030	$46 Million	2.50%
August 1, 2050	$94 Million	3.30%

ALLETE will have the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds will be subject to additional terms and conditions which are customary for these types of transactions. ALLETE plans to use the proceeds from the sale of the Bonds to fund utility capital investment and for general corporate purposes. The Bonds will be sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

On April 8, 2020, ALLETE entered into a $115 million unsecured term loan agreement (Term Loan) and borrowed $95 million upon execution. The Term Loan provides for an additional draw of $20 million on or after July 1, 2020. The Term Loan is due on April 7, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 1.7 percent with a LIBOR floor of 0.75 percent. Proceeds from the Term Loan will be used for general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2020, our ratio was approximately 0.43 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of March 31, 2020, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES

Power Purchase and Sale Agreements. Our long-term PPAs have been evaluated under the accounting guidance for variable interest entities. We have determined that either we have no variable interest in the PPAs or, where we do have variable interests, we are not the primary beneficiary; therefore, consolidation is not required. These conclusions are based on the fact that we do not have both control over activities that are most significant to the entity and an obligation to absorb losses or receive benefits from the entity’s performance. Our financial exposure relating to these PPAs is limited to our capacity and energy payments.

Our PPAs are summarized in Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2019 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2020, Square Butte had total debt outstanding of $276.2 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2020, was $20.1 million ($20.5 million for the same period in 2019). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $1.9 million ($2.1 million for the same period in 2019). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2020 and in 2019.

Minnesota Power Short-term PSAs. Minnesota Power has entered into various short-term PSAs to sell 300 MW of energy in 2020 and 2021. These PSAs were entered into to proactively mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic. Additional transactions, purchases or sales, could be entered into as the extent and duration of the COVID-19 pandemic becomes known.

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

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and Minnesota Power expects the GNTL to be in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $700 million, of which Minnesota Power’s portion is expected to be approximately $325 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $647.7 million have been incurred through March 31, 2020, of which $344.6 million has been recovered from a subsidiary of Manitoba Hydro.

In June 2019, Manitoba Hydro announced the Canadian federal government’s approval of the MMTP project and in August 2019, the Canadian National Energy Board granted final pre-construction approvals. Construction on the MMTP commenced in the third quarter of 2019. On April 16, 2020, Manitoba Hydro announced that construction of the MMTP was complete and that testing and commissioning of the line, communications equipment and substation will take place to meet the anticipated in-service deadline of June 1, 2020. The MMTP is still subject to legal challenges which Minnesota Power is actively monitoring.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

Construction of Manitoba Hydro’s Keeyask hydroelectric generation facility, which will provide the power to be sold under PPAs with Minnesota Power and transmitted on the MMTP and the GNTL, commenced in 2014 and is anticipated to be completely in-service by early 2021.

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

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

With the repeal of the CPP, the Affordable Clean Energy Rule was finalized. The rule establishes emissions guidelines for states to use when developing plans to limit carbon dioxide at coal-fired power plants. The rule identifies heat rate improvements made at individual units as the best system of emission reduction. Affected facilities for Minnesota Power include Boswell Units 3 and 4. Based on our initial review of the rule, many of the candidate heat rate improvements are already installed on Boswell Units 3 and 4 and the currently economically idled Taconite Harbor 1 and 2.

Additionally, the EPA finalized new regulations for the state implementation of the Affordable Clean Energy Rule and any future emission guidelines issued under CAA Section 111(d). States will have three years to submit State Implementation Plans (SIPs), and the EPA has 12 months to review and approve those plans. Since the Affordable Clean Energy Rule allows states considerable flexibility in how to best implement its requirements, Minnesota Power plans to work closely with the MPCA and the Minnesota Department of Commerce, who are currently co-reviewing the rule as the state develops its SIP. If a state does not submit a SIP or submits a SIP that is unacceptable to the EPA, the EPA will develop a Federal Implementation Plan. The MPCA currently plans to develop a SIP for the Affordable Clean Energy Rule.

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

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR‑related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and in March 2018, published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changed the status of three existing impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in August and December 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. These rules are anticipated to be finalized in 2020 and could impact the timing of closure activities for Boswell’s three impoundments. Additionally, the EPA recently released a proposed Part B rulemaking that addresses options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Compliance costs at Boswell due to the court decision are unknown at this time. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of March 31, 2020, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2019). SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of March 31, 2020, ALLETE Clean Energy has $59.6 million outstanding in standby letters of credit, the majority of which are held as security under these PSAs and PSAs for wind energy facilities under development.

BNI Energy. As of March 31, 2020, BNI Energy had surety bonds outstanding of $67.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $67.3 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of March 31, 2020, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $4.1 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $2.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of March 31, 2020, we owned 53 percent of the assessable land in the Town Center District (53 percent as of December 31, 2019). As of March 31, 2020, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.9 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2020			2019
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three Months Ended March 31,
Net Income Attributable to ALLETE	$66.3		$66.3	$70.5		$70.5
Average Common Shares	51.7	0.1	51.8	51.6	0.1	51.7
Earnings Per Share	$1.28		$1.28	$1.37		$1.37

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 8. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2020	2019
Millions
Current Income Tax Expense (a)
Federal	—	—
State	—	$0.3
Total Current Income Tax Expense	—	$0.3
Deferred Income Tax Expense (Benefit)
Federal (b)	$(17.6)	$(9.7)
State (c)	4.0	12.5
Investment Tax Credit Amortization	(0.2)	(0.2)
Total Deferred Income Tax Expense (Benefit)	$(13.8)	$2.6
Total Income Tax Expense (Benefit)	$(13.8)	$2.9

(a)
For each of the three months ended March 31, 2020, and 2019, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.

(b)	For each of the three months ended March 31, 2020, and 2019, the federal income tax benefit is primarily due to production tax credits.

(c)	For the three months ended March 31, 2019, the state income tax expense is primarily related to the sale of U.S. Water Services.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2020	2019
Millions
Income Before Income Taxes	$50.7	$73.4
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$10.6	$15.4
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	3.2	10.1
Production Tax Credits	(23.8)	(16.3)
Regulatory Differences – Excess Deferred Tax	(4.4)	(3.2)
U.S. Water Services Sale of Stock Basis Difference	—	2.4
Share-Based Compensation	(0.1)	(0.9)
Other	0.7	(4.6)
Total Income Tax Expense (Benefit)	$(13.8)	$2.9

For the three months ended March 31, 2020, the effective tax rate was a benefit of 27.2 percent (expense of 4.0 percent for the three months ended March 31, 2019). The effective tax rate for 2020 was primarily impacted by production tax credits. The effective tax rate for 2019 was primarily impacted by production tax credits and the gain on sale of U.S. Water Services.

Uncertain Tax Positions. As of March 31, 2020, we had gross unrecognized tax benefits of $1.4 million ($1.4 million as of December 31, 2019). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 8. INCOME TAX EXPENSE (Continued)

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2016, or state examination for years before 2015.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2020	2019	2020	2019
Millions
Three Months Ended March 31,
Service Cost	$2.6	$2.3	$0.8	$1.0
Non-Service Cost Components (a)
Interest Cost	7.0	8.0	1.3	1.9
Expected Return on Plan Assets	(10.7)	(11.0)	(2.5)	(2.6)
Amortization of Prior Service Credits	—	—	(2.0)	(0.4)
Amortization of Net Loss	3.2	1.8	0.3	0.1
Net Periodic Benefit Cost (Credit)	$2.1	$1.1	$(2.1)	—

(a)	These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the three months ended March 31, 2020, we contributed $10.7 million in cash to the defined benefit pension plans ($10.4 million for the three months ended March 31, 2019); we do not expect to make additional contributions to our defined benefit pension plans in 2020. For the three months ended March 31, 2020, and 2019, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2020.

NOTE 10. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services was our integrated water management company, which is reflected in operating results until it was sold in March 2019. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,
	2020	2019
Millions
Operating Revenue
Regulated Operations
Residential	$40.9	$45.2
Commercial	37.3	38.9
Municipal	10.3	15.4
Industrial	118.8	121.6
Other Power Suppliers	38.3	39.4
Other	19.7	21.7
Total Regulated Operations	265.3	282.2

ALLETE Clean Energy
Long-term PSA	17.3	14.6
Other	2.8	2.9
Total ALLETE Clean Energy	20.1	17.5

U.S. Water Services (a)
Point-in-Time	—	19.0
Contract	—	9.2
Capital Project	—	5.2
Total U.S. Water Services	—	33.4

Corporate and Other
Long-term Contract	22.4	20.2
Other	3.8	3.9
Total Corporate and Other	26.2	24.1
Total Operating Revenue	$311.6	$357.2
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$57.5	$51.5

ALLETE Clean Energy	11.7	5.8

U.S. Water Services (a)	—	(1.1)

Corporate and Other (a)	(2.9)	14.3
Total Net Income Attributable to ALLETE	$66.3	$70.5

(a)
In March 2019, ALLETE sold U.S. Water Services. The Company recognized a gain on the sale of $9.9 million after-tax during the three months ended March 31, 2019, which is reflected in Corporate and Other.

	March 31, 2020	December 31, 2019
Millions
Assets
Regulated Operations	$4,145.5	$4,130.8

ALLETE Clean Energy	1,099.6	1,001.5

Corporate and Other	374.4	350.5
Total Assets	$5,619.5	$5,482.8

ALLETE, Inc. First Quarter 2020 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2019 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q, including Part II, Item 1A Risk Factors, and our 2019 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 21 of our 2019 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2019 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Our financial position, results of operations and cash flows were not materially impacted during the three months ended March 31, 2020, by the ongoing COVID-19 pandemic; however, the trends and results for the first three months of 2020 may not be indicative of results that may be expected for the year ended December 31, 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. This pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. Additional disclosures in this Form 10-Q regarding the impacts of the ongoing COVID-19 pandemic are located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load, Liquidity and Capital Resources – Liquidity Position and Part II, Item 1A. Risk Factors.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in six states, approximately 740 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 300 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. In March 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. pursuant to a stock purchase agreement for approximately $270 million in cash, net of transaction costs and cash retained.

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

ALLETE, Inc. First Quarter 2020 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2020, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2020, to the three months ended March 31, 2019. The trends and results for the first three months of 2020 may not be indicative of full year results for 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. (See Overview.)

Net income attributable to ALLETE for the three months ended March 31, 2020, was $66.3 million, or $1.28 per diluted share, compared to $70.5 million, or $1.37 per diluted share, for the same period in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $9.9 million after-tax, or $0.19 per share, and U.S. Water Services results of operations amounted to a loss of $1.1 million after-tax, or $0.02 per share, in the first quarter. The full year gain on sale of U.S. Water Services in 2019 was $13.2 million after-tax, or $0.26 per share.

Regulated Operations net income attributable to ALLETE was $57.5 million for the three months ended March 31, 2020, compared to $51.5 million for the same period in 2019. Net income at Minnesota Power was higher than 2019 primarily due to the implementation of interim rates on January 1, 2020, increased cost recovery rider revenue, the timing of fuel adjustment clause recoveries in 2019 with the adoption of a new fuel adjustment clause methodology for Minnesota utilities beginning in 2020 (see Note 2. Regulatory Matters), and the timing of income taxes. These increases were partially offset by higher expenses, and lower kWh sales to residential, commercial and municipal customers in 2020. Net income at SWL&P was lower than 2019 primarily due to fewer gas and kWh sales to commercial and residential customers resulting from warmer weather in 2020 compared to 2019. Our after-tax equity earnings in ATC were similar to 2019.

ALLETE Clean Energy net income attributable to ALLETE was $11.7 million for the three months ended March 31, 2020, compared to $5.8 million for the same period in 2019. Net income in 2020 included $2.3 million of additional production tax credits generated compared to 2019, higher revenue resulting from higher wind resources and availability, and earnings from the Glen Ullin wind energy facility which commenced operations in December 2019. Net income in 2020 also included additional income tax benefit recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. These increases were partially offset by higher depreciation expense.

U.S. Water Services net loss attributable to ALLETE was $1.1 million for three months ended March 31, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net loss attributable to ALLETE was $2.9 million for the three months ended March 31, 2020, compared to net income of $14.3 million for the same period in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $9.9 million after-tax. Net income in 2020 included lower earnings from marketable equity securities held in benefit trusts. Net income in 2020 also included additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

ALLETE, Inc. First Quarter 2020 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2020	2019
Millions
Operating Revenue – Utility	$265.3	$282.2
Fuel, Purchased Power and Gas – Utility	89.0	109.8
Transmission Services – Utility	18.5	18.3
Operating and Maintenance	49.3	47.7
Depreciation and Amortization	41.7	39.8
Taxes Other than Income Taxes	11.3	12.3
Operating Income	55.5	54.3
Interest Expense	(14.6)	(15.5)
Equity Earnings	5.2	5.6
Other Income	3.4	4.3
Income Before Income Taxes	49.5	48.7
Income Tax Expense (Benefit)	(8.0)	(2.8)
Net Income Attributable to ALLETE	$57.5	$51.5

Operating Revenue – Utility decreased $16.9 million from 2019 primarily due to lower fuel adjustment clause recoveries, revenue from kWh sales and conservation improvement program recoveries, partially offset by the implementation of interim rates on January 1, 2020, and increased cost recovery rider revenue.

Fuel adjustment clause revenue decreased $12.2 million due to lower fuel and purchased power costs attributable to retail and municipal customers, partially offset by the timing of fuel adjustment clause recoveries in 2019. Beginning in 2020, Minnesota utilities adopted a new fuel adjustment clause methodology. (See Note 2. Regulatory Matters.)

Revenue from kWh sales decreased $9.0 million from 2019 reflecting lower sales to residential, commercial and municipal customers. Sales to residential and commercial customers decreased from 2019 primarily due to warmer weather in 2020. Sales to municipal customers decreased from 2019 as a result of the expiration of a contract with a municipal customer in June 2019. Sales to industrial customers increased primarily due to additional sales to Silver Bay Power, which ceased self-generation in the third quarter of 2019.

Kilowatt-hours Sold			Quantity	%
Three Months Ended March 31,	2020	2019	Variance	Variance
Millions
Regulated Utility
Retail and Municipal
Residential	321	349	(28)	(8.0)%
Commercial	352	366	(14)	(3.8)%
Industrial	1,902	1,814	88	4.9%
Municipal	156	203	(47)	(23.2)%
Total Retail and Municipal	2,731	2,732	(1)	—
Other Power Suppliers	822	822	—	—
Total Regulated Utility Kilowatt-hours Sold	3,553	3,554	(1)	—

Revenue from electric sales to taconite customers accounted for 26 percent of consolidated operating revenue in 2020 (22 percent in 2019). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2020 (5 percent in 2019). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2020 (7 percent in 2019).

Conservation improvement program recoveries decreased $2.1 million from 2019 primarily due to a decrease in related expenditures. (See Operating Expenses - Operating and Maintenance.)

ALLETE, Inc. First Quarter 2020 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Continued)
Regulated Operations (Continued)

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2020, resulting in revenue of $9.0 million. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue increased $2.3 million primarily due to higher expenditures related to the construction of the GNTL.

Operating Expenses decreased $18.1 million, or 8 percent, from 2019.

Fuel, Purchased Power and Gas – Utility expense decreased $20.8 million, or 19 percent, from 2019 primarily due to lower purchased power prices and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense increased $1.6 million, or 3 percent, from 2019 primarily due to higher contract and professional service expenses and materials purchased for generation facilities, partially offset by a $2.1 million decrease in conservation improvement program expenses.

Depreciation and Amortization expense increased $1.9 million, or 5 percent, from 2019 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes decreased $1.0 million, or 8 percent, from 2019 primarily due to lower property tax expenses resulting from lower estimated taxable market values.

Income Tax Benefit increased $5.2 million from 2019 primarily due to higher production tax credits. We expect our annual effective tax rate in 2020 to be a higher income tax benefit than in 2019 primarily due to lower pre-tax income.

ALLETE Clean Energy

Three Months Ended March 31,	2020	2019
Millions
Operating Revenue
Contracts with Customers – Non-utility	$17.3	$14.6
Other – Non-utility (a)	2.8	2.9
Operating and Maintenance	8.2	7.2
Depreciation and Amortization	8.2	6.5
Taxes and Other	0.7	0.6
Operating Income	3.0	3.2
Interest Expense	(0.5)	(0.8)
Other Income	0.2	1.8
Income Before Income Taxes	2.7	4.2
Income Tax Expense (Benefit)	(7.2)	(1.6)
Net Income	9.9	5.8
Net Loss Attributable to Non-Controlling Interest	(1.8)	—
Net Income Attributable to ALLETE	$11.7	$5.8

(a)	Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $2.6 million, or 15 percent, from 2019 primarily due to revenue from the Glen Ullin wind energy facility which commenced operations in December 2019 as well as higher wind resources and availability compared to 2019.

ALLETE, Inc. First Quarter 2020 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Continued)
ALLETE Clean Energy (Continued)

	Three Months Ended March 31,
	2020		2019
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	78.6	$7.1	80.4	$7.4
Midwest	244.4	8.5	212.9	9.0
West	141.8	4.5	13.4	1.1
Total Production and Operating Revenue	464.8	$20.1	306.7	$17.5

Operating and Maintenance expense increased $1.0 million, or 14 percent, from 2019 primarily due to operating and maintenance expenses for the Glen Ullin wind energy facility which commenced operations in December 2019.

Depreciation and Amortization expense increased $1.7 million, or 26 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin wind energy facility which commenced operations in December 2019.

Other Income decreased $1.6 million from 2019 reflecting various individually immaterial items.

Income Tax Benefit increased $5.6 million from 2019 primarily due to additional production tax credits generated in 2020 and additional income tax benefit recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. The income tax benefit in 2020 reflected production tax credits generated of $4.2 million compared to $1.9 million in 2019.

Net Loss Attributable to Non-Controlling Interest increased $1.8 million from 2019 reflecting net losses attributable to non-controlling interest for the Glen Ullin wind energy facility which commenced operations in December 2019.

U.S. Water Services

Three Months Ended March 31,	2020	2019
Millions
Operating Revenue	—	$33.4
Net Loss Attributable to ALLETE	—	$(1.1)

Operating Revenue was $33.4 million for the three months ended March 31, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Net Loss Attributable to ALLETE was $1.1 million for the three months ended March 31, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue increased $2.1 million, or 9 percent, from 2019 primarily due to higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses and more tons sold in 2020 compared to 2019.

Net Loss Attributable to ALLETE was $2.9 million in 2020 compared to net income $14.3 million in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $9.9 million after-tax. Net income in 2020 included lower earnings from marketable equity securities held in benefit trusts. Net income in 2020 also included additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. Net income at BNI Energy was $0.7 million in 2020 compared to $1.9 million in 2019, reflecting lower earnings from marketable equity securities held in benefit trusts in 2020. The net loss at ALLETE Properties was $0.5 million in 2020 compared to a net loss of $0.6 million in 2019.

ALLETE, Inc. First Quarter 2020 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (Continued)

Income Taxes – Consolidated

For the three months ended March 31, 2020, the effective tax rate was a benefit of 27.2 percent (expense of 4.0 percent for the three months ended March 31, 2019). The effective tax rate for 2020 was a higher benefit primarily due to 2019 including a higher tax rate on and higher pre-tax income resulting from the gain on the sale of U.S. Water Services in 2019.

We expect our annual effective tax rate in 2020 to be a higher benefit as compared to 2019 primarily due to higher production tax credits generated by ALLETE Clean Energy in 2020 and lower pre-tax income as 2019 reflected the gain on sale of U.S. Water Services. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 8. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K.

OUTLOOK

For additional information see our 2019 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses and sustains growth. The Company has long-term objectives of achieving average annual earnings per share growth of 5 percent to 7 percent, and providing a dividend payout competitive with our industry. Regulated Operations is projected to have average annual earnings growth of 4 percent to 5 percent over the long-term. ALLETE Clean Energy and our Corporate and Other businesses are projected to have average annual earnings growth of at least 15 percent over the long-term. Our annual earnings per share is expected to be negatively impacted in the short-term by the ongoing COVID-19 pandemic and related disruptions; however, the Company expects it will be able to maintain its stated financial objectives for average annual earnings per share growth over the long-term (next five years). (See Part II, Item 1A. Risk Factors.)

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

ALLETE, Inc. First Quarter 2020 Form 10-Q

OUTLOOK (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 2. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2020 Minnesota General Rate Case. On November 1, 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing seeks a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million that began January 1, 2020. We cannot predict the level of final rates that may be authorized by the MPUC.

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposes a resolution for Minnesota Power’s 2020 general rate case. Key components of our proposal include removing the current power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020 of approximately $12 million ($9 million as of March 31, 2020,); increasing ongoing customer rates 4.1 percent compared to the 5.8 percent increase reflected in current interim rates; and a provision that Minnesota Power would not file another rate case until at least March 1, 2021, unless certain events occur. Minnesota Power would withdraw its general rate case upon approval of this filing and proposed resolution by the MPUC. At a hearing on April 30, 2020, the MPUC approved lowering current interim rates to 4.1 percent effective May 1, 2020, as requested by Minnesota Power in this filing. A final decision on Minnesota Power’s full proposal in this filing is expected in June 2020. At this time, we are unable to predict whether the MPUC will ultimately approve this filing and proposed resolution, and thus, as of March 31, 2020, we have not recorded reserves for interim rates.

2018 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a December 2018 PSCW order that allows for a return on equity of 10.4 percent and a 55.0 percent equity ratio. The PSCW has ordered SWL&P to file a general rate case in 2020.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 54 percent of our regulated utility kWh sales in the three months ended March 31, 2020, were made to our industrial customers (51 percent in the three months ended March 31, 2019). These customers and their markets have been impacted by the ongoing COVID-19 pandemic. (See Part II, Item 1A. Risk Factors.)

The ongoing COVID-19 pandemic and related federal and state government responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption is expected to result in reduced sales and revenue from industrial customers. The states of Minnesota and Wisconsin issued stay-at-home or shelter-in-place orders in March 2020 that remain in effect, and many non-essential commercial and industrial customers are operating at reduced levels or are temporarily closed or idled. In addition, Cliffs temporarily idled its Northshore Mining operation, Hibbing Taconite temporarily idled production and USS Corporation indefinitely idled its Keetac plant as well as announced a temporary partial shutdown at its Minntac plant, each of which are served by Minnesota Power. (See Northshore Mining, Hibbing Taconite and USS Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite and paper, pulp and secondary wood products, pipeline and other industrial customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers.

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

ALLETE, Inc. First Quarter 2020 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 81 percent of capacity during the first three months of 2020 compared to 82 percent in the first three months of 2019; however, the American Iron and Steel Institute also reported that U.S. raw steel production in the last week of April 2020 had decreased to approximately 51 percent of capacity. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected in October 2019 that U.S. steel consumption in 2020 will increase by approximately one percent compared to 2019; however, this projection was made before the COVID-19 pandemic and the World Steel Association announced in April 2020 that it had decided to postpone its U.S. steel consumption update projection typically released in April each year due to continuing disruption caused by the COVID-19 pandemic.

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

Northshore Mining. Cliffs is currently constructing a hot briquetted iron production plant in Toledo, Ohio, and had begun shipping direct reduced-grade pellets form Northshore Mining to the Toledo plant in anticipation of the planned start of operations in mid-2020. On March 19, 2020, following guidelines from the office of the Governor of Ohio regarding the COVID-19 pandemic, Cliffs temporarily shut down construction activities at its hot briquetted iron project site. On April 13, 2020, Cliffs announced that based on current market conditions, it will be temporarily idling production at two of its iron ore mining operations, Northshore Mining in Minnesota and Tilden Mine in Michigan. Cliffs idled production at Northshore Mining in April 2020 and plans to restart the facility by August 2020, subject to business conditions. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

USS Corporation. In April 2020, USS Corporation stated it would indefinitely idle its Keetac facility in Keewatin, Minnesota, in response to the sudden and dramatic decline in business conditions resulting from the COVID-19 pandemic. In addition, on May 1, 2020, USS Corporation announced reduced production expected temporarily at its Minntac Plant in Mountain Iron, Minnesota until July 2020. USS Corporation has the capability to produce approximately 20 million tons annually at its Minntac and Keetac plants.

Hibbing Taconite. On April 20, 2020, ArcelorMittal announced that Hibbing Taconite in Hibbing, Minnesota, would idle production until July 2020 due to the COVID-19 pandemic. Hibbing Taconite has the capability to produce approximately 8 million tons annually.

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. In addition, the ongoing COVID-19 pandemic and related federal and state government responses could adversely impact these customers’ operations and result in lower operating levels than expected or the temporary idling or indefinite shutdown of facilities.

Boise. On April 1, 2020, Packaging Corporation of America announced an idling of both paper machines and the sheet-converting operation at its Jackson Mill in Alabama for the months of May and June 2020. As part of that announcement, Packaging Corporation of America also stated that the company's Boise paper mill in International Falls, Minnesota, which is a customer of Minnesota Power, will continue to operate at capacity during this period.

ALLETE, Inc. First Quarter 2020 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. On September 30, 2019, Husky Energy announced that it had received the required permit approvals to begin reconstruction. On April 20, 2020, Husky Energy announced that rebuild construction at the refinery had been suspended due to the COVID-19 pandemic. Husky Energy did not provide a timeline for when construction would resume. The facility remains at minimal operations.

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. In June 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. In November 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. In December 2018, the MPCA issued PolyMet’s final state water and air quality permits. On March 21, 2019, the U.S. Army Corps of Engineers issued PolyMet’s final federal permit. PolyMet was issued all necessary permits to construct and operate its new mining operation; however, on January 13, 2020, the Minnesota Court of Appeals reversed the DNR’s decisions granting PolyMet’s permit to mine and dam-safety permits, and remanded them back to the DNR to hold a contested-case hearing. On February 11, 2020, PolyMet announced it had filed a petition for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decision, which was accepted for review by the Minnesota Supreme Court on March 25, 2020. Minnesota Power could supply between 45 MW and 50 MW of load under a 10‑year power supply contract with PolyMet that would begin upon start-up of operations.

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

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas‑fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. Separately, the MPUC required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment worksheet before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court on March 18, 2020. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through March 31, 2020, is approximately $13 million.

ALLETE, Inc. First Quarter 2020 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

The third PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro for 15 years beginning in 2020. The PPA is subject to the construction of the GNTL and MMTP. (See Note 6. Commitments, Guarantees and Contingencies.) The capacity price is adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The fourth PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro for 20 years beginning in 2020. The pricing under this PPA is based on forward market prices. The PPA is subject to the construction of the GNTL and MMTP. (See Note 6. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. First Quarter 2020 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

In a 2016 order, the MPUC approved the route permit for the GNTL, and in 2016, the U.S. Department of Energy issued a presidential permit to cross the U.S.-Canadian border, which was the final major regulatory approval needed before construction in the U.S. could begin. Construction activities commenced in the first quarter of 2017, and Minnesota Power expects the GNTL to be in-service by mid-2020. The total project cost in the U.S., including substation work, is estimated to be approximately $700 million, of which Minnesota Power’s portion is expected to be approximately $325 million; the difference will be recovered from a subsidiary of Manitoba Hydro as non-shareholder contributions to capital. Total project costs of $647.7 million have been incurred through March 31, 2020, of which $344.6 million has been recovered from a subsidiary of Manitoba Hydro. (See Note 6. Commitments, Guarantees and Contingencies.)

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of March 31, 2020, our equity investment in ATC was $142.3 million ($141.6 million as of December 31, 2019). In the three months ended March 31, 2020, we invested $0.4 million in ATC, and on April 30, 2020, we invested an additional $0.8 million. We expect to make additional investments of $1.6 million in 2020.

ATC’s authorized return on equity is 9.88 percent, or 10.38 percent including an incentive adder for participation in a regional transmission organization based on a November 2019 FERC order. In this order, the FERC reduced the base return on equity for regional transmission organizations as recommended by an administrative law judge with refunds ordered for prior periods. Multiple parties to the complaint have filed requests for rehearing of the FERC order.

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

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in six states, approximately 740 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 300 MW of wind energy facilities under construction that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. First Quarter 2020 Form 10-Q

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

Federal production tax credit qualification is important to the economics of project development, and ALLETE Clean Energy has invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,000 MW of production tax credit qualified wind projects through 2022. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to approximately 500 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $20 million in 2020, $17 million to $22 million annually in 2021 through 2027 and decreasing thereafter through 2030. Disruptions in our supply chains or a lack of available financing resulting from the ongoing COVID-19 pandemic, if they occur, could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits. (See Part II, Item 1A. Risk Factors.)

In 2018, ALLETE Clean Energy announced that it will build, own and operate the South Peak wind project, an 80 MW wind energy facility in Montana, pursuant to a 15-year PSA with NorthWestern Corporation; construction was completed and tax equity funding was received in the second quarter of 2020.

In May 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2020.

On March 10, 2020, ALLETE Clean Energy acquired the rights to the Caddo wind project in Oklahoma from Apex Clean Energy for approximately $8 million with additional payments required to be made at defined milestones. The full development of this approximately 300 MW wind project would involve the sale of energy to corporate customers under long-term power sales agreements.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current operating portfolio of approximately 740 MW is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. The current mix of PSA expiration and geographic location for existing facilities is as follows:

Wind Energy Facility	Location	Capacity MW	PSA MW	PSA Expiration
Armenia Mountain	East	101	100%	2024
Chanarambie/Viking	Midwest	98
PSA 1 (a)			12%	2023
PSA 2			88%	2023
Condon	West	50	100%	2022
Glen Ullin	West	106	100%	2039
Lake Benton	Midwest	104	100%	2028
South Peak	West	80	100%	2035
Storm Lake I	Midwest	108	100%	2027
Storm Lake II	Midwest	77
PSA 1			90%	2022
PSA 2			10%	2032
Other	Midwest	17	100%	2028

(a)	The PSA expiration assumes the exercise of all renewal options that ALLETE Clean Energy has the sole right to exercise.

ALLETE, Inc. First Quarter 2020 Form 10-Q

OUTLOOK (Continued)

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.6 million tons of lignite coal in 2020 (4.1 million tons were sold in 2019) and has sold 1.2 million tons for the three months ended March 31, 2020 (1.1 million tons were sold for the three months ended March 31, 2019). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota, and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million. In the fourth quarter of 2019, we entered into a tax equity funding agreement to finance approximately $116 million of the project costs. We account for our investment in Nobles 2 under the equity method of accounting. As of March 31, 2020, our equity investment in Nobles 2 was $83.4 million ($56.0 million at December 31, 2019). In the three months ended March 31, 2020, we invested $27.4 million in Nobles 2, and in April 2020 we invested an additional $21.7 million. We expect to make approximately $65 million in additional investments in 2020.

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major project in Florida is Town Center at Palm Coast, with approximately 800 acres of land available for sale. In addition to this project, ALLETE Properties has approximately 600 acres of other land available for sale. Market conditions can impact land sales and could result in our inability to cover our cost basis and operating expenses including fixed carrying costs such as community development district assessments and property taxes.

Our strategy incorporates the possibility of a bulk sale of the entire ALLETE Properties portfolio. Proceeds from a bulk sale would be strategically deployed to support growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE Properties also continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure.

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2020. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 25 percent to 30 percent for 2020 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs; however, the Company is monitoring capital markets and other financing sources in light of the ongoing COVID-19 pandemic. (See Part II, Item 1A. Risk Factors.) A disruption in capital markets could lead to increased borrowing costs or adversely impact our ability to access capital markets or other financing sources. If we are not able to access capital on acceptable terms in sufficient amounts and when needed, or at all, the ability to maintain our businesses or to implement our business plans would be adversely affected.

As of March 31, 2020, we had cash and cash equivalents of $67.0 million, $340.5 million in available consolidated lines of credit, 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, $90 million available for borrowing under a $200 million term loan entered into in January 2020 and a debt-to-capital ratio of 42 percent. (See Working Capital.)

In addition, ALLETE has agreed to sell $140 million of the Company's first mortgage bonds to be issued on or before August 3, 2020, and on April 8, 2020, ALLETE entered into a $115 million term loan agreement with $95 million borrowed upon execution. (See Note 5. Short-Term and Long-Term Debt.) On April 29, 2020, we received approximately $70 million in cash from a third-party investor as part of a tax equity financing for ALLETE Clean Energy’s South Peak wind energy facility. The Company also has approximately $116 million in commitments from tax equity partners for our investment in Nobles 2, and the Company is actively seeking tax equity funding for ALLETE Clean Energy’s Diamond Spring wind project.

ALLETE, Inc. First Quarter 2020 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2020%		December 31, 2019%
Millions
ALLETE Equity	$2,271.1	55	$2,231.9	56
Non-Controlling Interest	101.9	3	103.7	3
Long-Term Debt (Including Long-Term Debt Due Within One Year)	1,731.3	42	1,622.6	41
	$4,104.3	100	$3,958.2	100

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2020	2019
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$92.5	$79.0
Cash Flows from (used for)
Operating Activities	88.8	79.1
Investing Activities	(182.5)	185.1
Financing Activities	80.1	22.0
Change in Cash, Cash Equivalents and Restricted Cash	(13.6)	286.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$78.9	$365.2

Operating Activities. Cash from operating activities was slightly higher in 2020 compared to 2019 as cash from operating activities in 2019 included higher non-cash earnings resulting from the gain on sale of U.S. Water Services, the refund of Minnesota Power’s provision for tax reform, and the impact of U.S. Water Services prior to its sale. Cash from operating activities in 2020 reflected lower collections of accounts receivable due to timing and lower cash collected from current cost recovery riders.

Investing Activities. Cash used for investing activities was higher in 2020 compared to 2019. Cash from investing activities in 2019 included proceeds received from the sale of U.S. Water Services. Cash used for investing activities in 2020 included higher additions to property, plant and equipment and additional payments for equity method investments compared to 2019.

Financing Activities. Cash from financing activities was higher in 2020 compared to 2019 primarily due to lower repayments of long-term debt in 2020.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2020, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2019), the majority of which expire in January 2024. We had $66.3 million outstanding in standby letters of credit and $0.2 million outstanding draws under our lines of credit as of March 31, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019). In addition, as of March 31, 2020, we had 3.6 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. In July 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

Securities. During the three months ended March 31, 2020, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $3.3 million (0.1 million shares were issued for the three months ended March 31, 2019, resulting in net proceeds of $0.8 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-211075, 333-183051 and 333-162890.

Financial Covenants. See Note 5. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. (See Note 9. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. First Quarter 2020 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2019 Form 10-K, with additional disclosure in Note 6. Commitments, Guarantees and Contingencies.

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

Credit Ratings	S&P Global Ratings	Moody’s
Issuer Credit Rating	BBB	Baa1
Commercial Paper	A-2	P-2
First Mortgage Bonds	(a)	A2

(a)	Not rated by S&P Global Ratings.

On April 22, 2020, S&P Global Ratings downgraded ALLETE’s long-term issuer credit rating to BBB stable from BBB+ outlook negative and affirmed its short-term rating at A-2. S&P Global Ratings noted the impacts of debt coverage ratios going forward along with the lack of a revenue decoupling mechanism at Minnesota Power combined with the large commercial and industrial presence in its service territory as its rationale for the downgrade.

The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements. Our capital expenditures for 2020 are expected to be approximately $535 million; however, the Company is evaluating its planned capital expenditures and may make adjustments to mitigate impacts of the ongoing COVID-19 pandemic, if appropriate. At this time, we do not have an update to the amount of capital expenditures expected in 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. For the three months ended March 31, 2020, capital expenditures totaled $161.8 million ($85.1 million for the three months ended March 31, 2019). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

OTHER

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have been promulgated by both the EPA and state authorities over the past several years. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 6. Commitments, Guarantees and Contingencies.)

Employees.

As of March 31, 2020, ALLETE had 1,352 employees, of which 1,328 were full-time.

Minnesota Power and SWL&P have an aggregate of 471 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 181 employees, of which 135 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

ALLETE, Inc. First Quarter 2020 Form 10-Q

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2020, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2020, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $2.6 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2020, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES (Continued)

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2019 Form 10-K and Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Our 2019 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2019 Form 10-K.

We could be materially adversely affected by the ongoing COVID-19 pandemic for which we are unable to predict the ultimate impact as the extent and duration of the COVID-19 pandemic is uncertain.

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. We are responding to the COVID-19 pandemic by taking steps to mitigate the potential risks to us posed by its spread and have implemented our company-wide business continuity plans in response to the pandemic. These plans guide our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We have taken additional precautions for our employees who work in the field and for employees who continue to work in our facilities, and we have implemented work from home policies where appropriate. We continue to implement physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.

The ongoing COVID-19 pandemic and related federal and state government responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption has resulted and is expected to continue to result in reduced sales and revenue from commercial, municipal and industrial customers as well as an increase in uncollectible accounts from residential and commercial customers. The states of Minnesota and Wisconsin issued stay-at-home or shelter-in-place orders in March 2020 that remain in effect, and many non-essential commercial and industrial customers are operating at reduced levels or are temporarily closed or idled. In addition, as a result of the COVID-19 pandemic, Cliffs temporarily idled its Northshore Mining operation, Hibbing Taconite temporarily idled production and USS Corporation indefinitely idled its Keetac plant as well as announced a temporary partial shutdown at its Minntac plant, each of which are served by Minnesota Power. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite mining, paper, pulp and secondary wood products, and pipeline customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers. In Minnesota Power’s service territory, we have also voluntarily and as requested by state regulators extended Minnesota’s cold weather rule as well as temporarily suspended disconnections for non-payment and waved late payment charges for residential and small business customers. In SWL&P’s service territory, we have implemented state regulator requested customer service actions to further limit service disconnections and late payment charges for residential, commercial and industrial customers.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ITEM 1A.  RISK FACTORS (Continued)
We could be materially adversely affected by the ongoing COVID-19 pandemic for which we are unable to predict the ultimate impact as the extent and duration of the COVID-19 pandemic is uncertain (Continued)

The Company is monitoring the capital markets and has access to liquidity to enable us to operate our businesses and fund capital projects; however, a disruption in capital markets could lead to increased borrowing costs or adversely impact our ability to access capital markets or other financing sources. If we are not able to access capital on acceptable terms in sufficient amounts and when needed, or at all, the ability to maintain our businesses or to implement our business plans would be adversely affected. In addition, the performance of capital markets impacts the values of the assets that are held in trust to satisfy future obligations under our pension and other postretirement benefit plans. A decline in the market value of these assets would increase the funding requirements under our benefit plans and future costs recognized for the benefit plans if the asset market values do not recover. The Company is also monitoring supply chains for key materials, supplies and services for our operations and large capital projects. We have received notices of force majeure from certain suppliers and the pandemic could result in a disruption to our supply chains which could adversely impact our operations and capital projects; however, there has been limited impact on our supply chains as to the availability of materials, supplies and services to date. In addition, disruptions in our supply chains or a lack of available financing could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits.

We will continue to monitor developments affecting our workforce, operations and customers, and we will take additional precautions that we determine are necessary in order to mitigate the impacts of the COVID-19 pandemic. Despite our efforts to manage these impacts to the Company, their ultimate impact also depends on factors beyond our control, including the duration and severity of this pandemic as well as governmental and third-party actions taken to contain its spread and mitigate its public health effects. As a result, we cannot predict the ultimate impact of the COVID-19 pandemic and whether it will have a material impact on our liquidity, financial position, results of operations and cash flows.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. First Quarter 2020 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
3	Bylaws, as amended effective April 13, 2020 (filed as Exhibit 3 to the April 14, 2020, Form 8-K, File No. 1-3548).
4
Term Loan Agreement dated as of April 6, 2020, among ALLETE, Inc., as Borrower, the Lenders party hereto, U.S. Bank National Association, as Administrative Agent and CoBank, ACB, J.P. Morgan Chase Bank, N.A. and Bank of America, N.A., as Co-Documentation Agents and U.S. Bank National Association as Lead Arranger and Book Runner.

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
99
ALLETE News Release dated May 6, 2020, announcing 2020 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ALLETE, Inc. First Quarter 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 6, 2020	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2020	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

ALLETE, Inc. First Quarter 2020 Form 10-Q