Form 10-Q
period 2020-06-30
ALLETE INC
filed 2020-08-05
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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

Common Stock, without par value,
51,880,664 shares outstanding
as of June 30, 2020

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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
ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we are providing this cautionary statement to identify important factors that could cause our actual results to differ materially from those indicated in forward-looking statements made by or on behalf of ALLETE in this Form 10-Q, in presentations, on our website, in response to questions or otherwise. These statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements that could cause our actual results to differ materially from those indicated in the forward-looking statements:

•our ability to successfully implement our strategic objectives;
•global and domestic economic conditions affecting us or our customers;
•changes in and compliance with laws and regulations;
•changes in tax rates or policies or in rates of inflation;
•the outcome of legal and administrative proceedings (whether civil or criminal) and settlements;
•weather conditions, natural disasters and pandemic diseases, including the ongoing COVID-19 pandemic;
•our ability to access capital markets, bank financing and other financing sources;
•changes in interest rates and the performance of the financial markets;
•project delays or changes in project costs;
•changes in operating expenses and capital expenditures and our ability to raise revenues from our customers;
•the impacts of commodity prices on ALLETE and our customers;
•our ability to attract and retain qualified, skilled and experienced personnel;
•effects of emerging technology;
•war, acts of terrorism and cybersecurity attacks;
•our ability to manage expansion and integrate acquisitions;
•population growth rates and demographic patterns;
•wholesale power market conditions;
•federal and state regulatory and legislative actions that impact regulated utility economics, including our allowed rates of return, capital structure, ability to secure financing, industry and rate structure, acquisition and disposal of assets and facilities, operation and construction of plant facilities and utility infrastructure, recovery of purchased power, capital investments and other expenses, including present or prospective environmental matters;
•effects of competition, including competition for retail and wholesale customers;
•effects of restructuring initiatives in the electric industry;
•the impacts on our businesses of climate change and future regulation to restrict the emissions of GHG;
•effects of increased deployment of distributed low-carbon electricity generation resources;
•the impacts of laws and regulations related to renewable and distributed generation;
•pricing, availability and transportation of fuel and other commodities and the ability to recover the costs of such commodities;
•our current and potential industrial and municipal customers’ ability to execute announced expansion plans;
•real estate market conditions where our legacy Florida real estate investment is located may not improve; and
•the success of efforts to realize value from, invest in, and develop new opportunities.

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
ALLETE, Inc. Second Quarter 2020 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2020	December 31, 2019
Millions
Assets
Current Assets
Cash and Cash Equivalents	$25.7	$69.3
Accounts Receivable (Less Allowance of $1.3 and $0.9)	85.8	96.4
Inventories – Net	82.0	72.8
Prepayments and Other	29.5	31.0
Total Current Assets	223.0	269.5
Property, Plant and Equipment – Net	4,644.5	4,377.0
Regulatory Assets	424.7	420.5
Equity Investments	267.1	197.6
Other Non-Current Assets	201.1	218.2
Total Assets	$5,760.4	$5,482.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$86.1	$165.2
Accrued Taxes	48.5	50.8
Accrued Interest	18.0	18.1
Long-Term Debt Due Within One Year	509.7	212.9
Other	65.4	60.4
Total Current Liabilities	727.7	507.4
Long-Term Debt	1,381.0	1,400.9
Deferred Income Taxes	202.3	212.8
Regulatory Liabilities	569.6	560.3
Defined Benefit Pension and Other Postretirement Benefit Plans	159.5	172.8
Other Non-Current Liabilities	288.1	293.0
Total Liabilities	3,328.2	3,147.2
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 51.9 and 51.7 Shares Issued and Outstanding	1,447.7	1,436.7
Accumulated Other Comprehensive Loss	(23.3)	(23.6)
Retained Earnings	841.3	818.8
Total ALLETE Equity	2,265.7	2,231.9
Non-Controlling Interest in Subsidiaries	166.5	103.7
Total Equity	2,432.2	2,335.6
Total Liabilities and Equity	$5,760.4	$5,482.8
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$200.8	$249.8	$466.1	$532.0
Contracts with Customers – Non-utility	39.6	37.7	83.1	109.8
Other – Non-utility	2.8	2.9	5.6	5.8
Total Operating Revenue	243.2	290.4	554.8	647.6
Operating Expenses
Fuel, Purchased Power and Gas – Utility	69.3	87.9	158.3	197.7
Transmission Services – Utility	16.4	19.2	34.9	37.5
Cost of Sales – Non-utility	16.3	16.5	33.2	47.1
Operating and Maintenance	59.0	66.7	120.0	142.9
Depreciation and Amortization	54.5	50.2	107.9	102.1
Taxes Other than Income Taxes	15.0	13.7	27.6	27.3
Total Operating Expenses	230.5	254.2	481.9	554.6
Operating Income	12.7	36.2	72.9	93.0
Other Income (Expense)
Interest Expense	(15.9)	(16.3)	(31.6)	(32.8)
Equity Earnings	6.4	4.8	11.6	10.4
Gain on Sale of U.S. Water Services	—	0.5	—	20.6
Other	5.2	4.2	6.2	11.6
Total Other Income (Expense)	(4.3)	(6.8)	(13.8)	9.8
Income Before Income Taxes	8.4	29.4	59.1	102.8
Income Tax Expense (Benefit)	(8.5)	(4.8)	(22.3)	(1.9)
Net Income	16.9	34.2	81.4	104.7
Net Loss Attributable to Non-Controlling Interest	(3.2)	—	(5.0)	—
Net Income Attributable to ALLETE	$20.1	$34.2	$86.4	$104.7
Average Shares of Common Stock
Basic	51.8	51.6	51.8	51.6
Diluted	51.9	51.7	51.8	51.7
Basic Earnings Per Share of Common Stock	$0.39	$0.66	$1.67	$2.03
Diluted Earnings Per Share of Common Stock	$0.39	$0.66	$1.67	$2.02
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millions
Net Income	$16.9	$34.2	$81.4	$104.7
Other Comprehensive Income
Unrealized Gain on Securities
Net of Income Tax Expense of $0.1, $0.1, $– and $0.1	0.4	0.1	—	0.2
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $–, $–, $0.1 and $0.1	0.1	0.2	0.3	0.2
Total Other Comprehensive Income	0.5	0.3	0.3	0.4
Total Comprehensive Income	17.4	34.5	81.7	105.1
Net Loss Attributable to Non-Controlling Interest	(3.2)	—	(5.0)	—
Total Comprehensive Income Attributable to ALLETE	$20.6	$34.5	$86.7	$105.1
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2020	2019
Millions
Operating Activities
Net Income	$81.4	$104.7
AFUDC – Equity	(1.4)	(1.3)
Income from Equity Investments – Net of Dividends	(2.2)	(2.2)
Realized and Unrealized (Gain) Loss on Investments and Property, Plant and Equipment	1.1	(2.6)
Depreciation Expense	107.9	100.8
Amortization of PSAs	(5.6)	(5.8)
Amortization of Other Intangible Assets and Other Assets	5.2	7.0
Deferred Income Tax Benefit	(22.3)	(2.1)
Share-Based and ESOP Compensation Expense	3.1	3.3
Defined Benefit Pension and Postretirement Benefit Expense	—	2.1
Provision (Payments) for Interim Rate Refund	11.7	(40.0)
Payments for Tax Reform Refund	(0.1)	(10.3)
Bad Debt Expense	1.1	(0.6)
Gain on Sale of U.S. Water Services	—	(20.6)
Changes in Operating Assets and Liabilities
Accounts Receivable	9.5	34.0
Inventories	(9.3)	(9.5)
Prepayments and Other	3.3	3.4
Accounts Payable	(11.6)	(11.2)
Other Current Liabilities	(8.5)	(24.2)
Cash Contributions to Defined Benefit Pension Plans	(10.7)	(10.4)
Changes in Regulatory and Other Non-Current Assets	(16.8)	(8.5)
Changes in Regulatory and Other Non-Current Liabilities	8.7	(10.8)
Cash from Operating Activities	144.5	95.2
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.1	6.0
Payments for Purchase of Available-for-sale Securities	(2.3)	(5.9)
Payments for Equity Investments	(66.6)	(4.6)
Return of Capital from Equity Investments	—	8.3
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	—	264.2
Additions to Property, Plant and Equipment	(419.9)	(236.0)
Other Investing Activities	(0.7)	14.0
Cash from (for) Investing Activities	(487.4)	46.0
Financing Activities
Proceeds from Issuance of Common Stock	7.9	1.5
Proceeds from Issuance of Long-Term Debt	297.4	100.0
Repayments of Long-Term Debt	(20.9)	(49.8)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	67.8	—
Acquisition-Related Contingent Consideration Payments	—	(3.8)
Dividends on Common Stock	(63.9)	(60.7)
Other Financing Activities	(0.5)	(0.8)
Cash from (for) Financing Activities	287.8	(13.6)
Change in Cash, Cash Equivalents and Restricted Cash	(55.1)	127.6
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	92.5	79.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$37.4	$206.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,441.7	$1,431.1	$1,436.7	$1,428.5
Common Stock Issued	6.0	2.2	11.0	4.8
Balance, End of Period	1,447.7	1,433.3	1,447.7	1,433.3

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.8)	(27.2)	(23.6)	(27.3)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain on Debt Securities	0.4	0.1	—	0.2
Defined Benefit Pension and Other Postretirement Plans	0.1	0.2	0.3	0.2
Balance, End of Period	(23.3)	(26.9)	(23.3)	(26.9)

Retained Earnings
Balance, Beginning of Period	853.2	794.8	818.8	754.6
Net Income Attributable to ALLETE	20.1	34.2	86.4	104.7
Common Stock Dividends	(32.0)	(30.4)	(63.9)	(60.7)
Balance, End of Period	841.3	798.6	841.3	798.6

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	101.9	—	103.7	—
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	67.8	—	67.8	—
Net Loss Attributable to Non-Controlling Interest	(3.2)	—	(5.0)	—
Balance, End of Period	166.5	—	166.5	—

Total Equity	$2,432.2	$2,205.0	$2,432.2	$2,205.0

Dividends Per Share of Common Stock	$0.6175	$0.5875	$1.235	$1.175
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2019, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the quarter and six months ended June 30, 2020, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and notes included in our 2019 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2020, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under ALLETE Clean Energy PSAs and construction projects. In December 31, 2018 balance presented, the amount also includes deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Millions
Cash and Cash Equivalents	$25.7	$69.3	$203.1	$69.1
Restricted Cash included in Prepayments and Other	7.3	2.8	0.9	1.3
Restricted Cash included in Other Non-Current Assets	4.4	20.4	2.6	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$37.4	$92.5	$206.6	$79.0

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2020	December 31, 2019
Millions
Fuel (a)	$33.5	$25.9
Materials and Supplies	48.5	46.9
Total Inventories – Net	$82.0	$72.8
(a) Fuel consists primarily of coal inventory at Minnesota Power.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2020	December 31, 2019
Millions
Contract Assets (a)	$26.7	$28.0
Operating Lease Right-of-use Assets	25.4	28.6
ALLETE Properties	21.5	21.9
Restricted Cash	4.4	20.4
Other Postretirement Benefit Plans	38.4	37.5
Other	84.7	81.8
Total Other Non-Current Assets	$201.1	$218.2
(a) Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2020	December 31, 2019
Millions
PSAs	$12.4	$12.3
Provision for Interim Rate Refund (a)	11.7	—
Operating Lease Liabilities	6.6	6.9
Other	34.7	41.2
Total Other Current Liabilities	$65.4	$60.4
(a)Provision for Interim Rate Refund represents reserves for interim rates resulting from the MPUC’s approval of Minnesota Power’s petition and proposal to resolve and withdraw its rate case. (See Note 2. Regulatory Matters.)

Other Non-Current Liabilities	June 30, 2020	December 31, 2019
Millions
Asset Retirement Obligation	$164.8	$160.3
PSAs	58.3	64.6
Operating Lease Liabilities	18.8	21.8
Other	46.2	46.3
Total Other Non-Current Liabilities	$288.1	$293.0

Other Income
Six Months Ended June 30,	2020	2019
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$4.8	$3.6
Interest and Investment Income (Loss)	(0.5)	2.5
AFUDC - Equity	1.4	1.3
Gain on Land Sales	0.1	2.0
Other	0.4	2.2
Total Other Income	$6.2	$11.6
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2020	2019
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$30.9	$33.8
Recognition of Right-of-use Assets and Lease Liabilities	—	$31.2
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(67.5)	$21.1
Capitalized Asset Retirement Costs	$2.1	$1.4
AFUDC–Equity	$1.4	$1.3

Sale of U.S. Water Services. In February 2019, the Company entered into a stock purchase agreement providing for the sale of U.S. Water Services to a subsidiary of Kurita Water Industries Ltd. In March 2019, ALLETE completed the sale and received approximately $270 million in cash, net of transaction costs and cash retained. The gain on sale of U.S. Water Services in 2019 was $13.2 million after-tax.

ALLETE Clean Energy Asset Acquisition. On March 10, 2020, ALLETE Clean Energy acquired the rights to the approximately 300 MW Caddo wind project in Oklahoma from Apex Clean Energy for approximately $8 million with additional payments required to be made at defined milestones. The full development of this wind project will involve the sale of energy to corporate customers under long-term power sales agreements.

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries on the Consolidated Balance Sheet and net loss attributable to non-controlling interest on the Consolidated Statement of Income represent the portion of equity ownership and earnings, respectively, of subsidiaries that are not attributable to equity holders of ALLETE. These amounts as of and during the quarter and six months ended June 30, 2020, related to the tax equity financing structure for ALLETE Clean Energy’s 106 MW Glen Ullin and 80 MW South Peak wind energy facilities.

On April 16, 2020, ALLETE Clean Energy commenced operations of South Peak, an 80 MW wind energy facility in Montana, and on April 29, 2020, received $67.8 million in cash, net of issuance costs, from a third-party investor as part of a tax equity financing for this wind energy facility.

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

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2019 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $14.9 million for the six months ended June 30, 2020 ($17.4 million for six months ended June 30, 2019).

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2020 Minnesota General Rate Case. In November 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing sought a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million that began January 1, 2020.

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause on an ongoing basis. As of June 30, 2020, reserves for interim rates of $11.7 million were recorded, which are expected to be refunded to customers in the third quarter of 2020.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In a 2016 order, the MPUC approved Minnesota Power’s updated customer billing rates allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On July 9, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor to include investments made for the GNTL, which was approved at a hearing on May 14, 2020. (See Note 6. Commitments, Guarantees and Contingencies.)

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

On June 30, 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard.

Fuel Adjustment Clause Reform. In a 2017 order, the MPUC adopted a program to implement certain procedural reforms to Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. With this order, the method of accounting for all Minnesota electric utilities changed to a monthly budgeted, forward-looking FAC with annual prudence review and true-up to actual allowed costs. On May 1, 2019, Minnesota Power filed its fuel adjustment forecast for 2020, which was accepted by the MPUC in an order dated November 14, 2019, for purposes of setting fuel adjustment clause rates for 2020, subject to a true-up filing in 2021. On May 1, 2020, Minnesota Power filed its fuel adjustment forecast for 2021, subject to MPUC approval.

COVID-19 Related Costs. In an order dated March 24, 2020, the PSCW authorized public utilities, which includes SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders, and as otherwise required to ensure the provision of safe, reliable and affordable access to utility services during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of the COVID-19 pandemic, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding. In an order dated May 22, 2020, the MPUC approved the joint petition requiring the joint petitioners to track cost and revenue impacts resulting from the COVID-19 pandemic with review for recovery in a future rate proceeding.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. The MPUC also has required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. Minnesota Power’s next IRP filing was due October 1, 2020; however, on May 29, 2020, Minnesota Power filed a request to extend the deadline for submitting its next IRP filing citing the COVID-19 pandemic. On July 30, 2020, the MPUC granted an extension of the deadline for submission until February 1, 2021, with interim reports due in the fourth quarter of 2020.

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment worksheet before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court on March 18, 2020. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through June 30, 2020, is approximately $14 million.

Conservation Improvement Program. On July 1, 2020, Minnesota Power submitted its CIP triennial filing for 2021 through 2023 to the MPUC, which outlines Minnesota Power’s CIP spending and energy-saving goals for those years. Minnesota Power’s CIP investment goals are $10.5 million for 2021, $10.7 million for 2022 and $10.9 million for 2023, subject to MPUC approval.

MISO Return on Equity Complaint. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 21, 2020, FERC order that granted rehearing of a November 2019 FERC order, which had reduced the base return on equity for regional transmission organizations to 9.88 percent, or 10.38 percent including an incentive adder.

Minnesota Solar Energy Standard. On May 20, 2020, the MPUC issued a notice requesting all regulated gas and electric utilities provide a list of all ongoing, planned, or possible investments that support Minnesota’s energy policy objectives and aid economic recovery in Minnesota, among other items. On June 17, 2020, Minnesota Power filed a response which included outlining a proposal to accelerate its plans for solar energy with an estimated $40 million investment in approximately 20 MW of solar energy projects in Minnesota.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Regulatory Assets and Liabilities (Continued)

Regulatory Assets and Liabilities	June 30, 2020	December 31, 2019
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$208.0	$212.9
Income Taxes	122.1	123.4
Cost Recovery Riders	39.3	24.7
Asset Retirement Obligations	31.7	32.0
Manufactured Gas Plant	8.3	8.2
Boswell Units 1 and 2 Net Plant and Equipment	7.8	10.7
PPACA Income Tax Deferral	4.7	4.8
Other	2.8	3.8
Total Non-Current Regulatory Assets	$424.7	$420.5

Current Regulatory Liabilities (a)
Provision for Interim Rate Refund (b)	$11.7	—
Transmission Formula Rates Refund	0.8	$1.7
Other	1.7	0.2
Total Current Regulatory Liabilities	14.2	1.9
Non-Current Regulatory Liabilities
Income Taxes	395.5	407.2
Wholesale and Retail Contra AFUDC	87.4	79.3
Plant Removal Obligations	39.3	35.5
Defined Benefit Pension and Other Postretirement Benefit Plans	14.1	17.0
North Dakota Investment Tax Credits	12.2	12.3
Fuel Adjustment Clause (c)	12.2	—
Conservation Improvement Program	5.4	5.4
Other	3.5	3.6
Total Non-Current Regulatory Liabilities	569.6	560.3
Total Regulatory Liabilities	$583.8	$562.2
(a)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
(b)Provision for Interim Rate Refund represents reserves for interim rates resulting from the MPUC’s approval of Minnesota Power’s petition and proposal to resolve and withdraw its rate case. This amount is expected to be refunded to Minnesota Power regulated retail customers in the third quarter of 2020. (See 2020 Minnesota General Rate Case.)
(c)Fuel adjustment clause regulatory liability represents the amount expected to be refunded to customers for the over-collection of fuel adjustment clause recoveries. (See Fuel Adjustment Clause Reform.)

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In the six months ended June 30, 2020, we invested $1.1 million in ATC, and on July 31, 2020, we invested an additional $0.8 million. We expect to make additional investments of $0.8 million in 2020.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2019	$141.6
Cash Investments	1.1
Equity in ATC Earnings (a)	11.6
Distributed ATC Earnings	(9.4)
Amortization of the Remeasurement of Deferred Income Taxes	0.7
Equity Investment Balance as of June 30, 2020	$145.6
(a)Equity in ATC Earnings includes $1.2 million of additional earnings resulting from the FERC’s May 21, 2020, order increasing ATC’s authorized return on equity to 10.52 percent including an incentive adder for participation in a regional transmission organization.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 3. EQUITY INVESTMENTS (Continued)

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 21, 2020, FERC order that granted rehearing of a November 2019 FERC order. (See Note 2. Regulatory Matters.)

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. As of June 30, 2020, our equity investment in Nobles 2 was $121.5 million ($56.0 million at December 31, 2019). In the six months ended June 30, 2020, we invested $65.5 million in Nobles 2, and in July 2020 we invested an additional $15.0 million. We expect to make approximately $35 million in additional investments in 2020.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020, and December 31, 2019. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of June 30, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.1	—	—	$10.1
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$9.8	—	9.8
Cash Equivalents	0.8	—	—	0.8
Total Fair Value of Assets	$10.9	$9.8	—	$20.7

Liabilities
Deferred Compensation (c)	—	$20.0	—	$20.0
Total Fair Value of Liabilities	—	$20.0	—	$20.0
Total Net Fair Value of Assets (Liabilities)	$10.9	$(10.2)	—	$0.7

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$11.1	—	—	$11.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$9.7	—	9.7
Cash Equivalents	0.9	—	—	0.9
Total Fair Value of Assets	$12.0	$9.7	—	$21.7

Liabilities
Deferred Compensation (c)	—	$21.2	—	$21.2
Total Fair Value of Liabilities	—	$21.2	—	$21.2
Total Net Fair Value of Assets (Liabilities)	$12.0	$(11.5)	—	$0.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of June 30, 2020, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $3.8 million, in one year to less than three years was $5.0 million, in three years to less than five years was $1.0 million and in five or more years was zero.
(c)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value of the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt
June 30, 2020	$1,899.0	$2,163.4
December 31, 2019	$1,622.6	$1,791.8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2020, and the year ended December 31, 2019, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets that could indicate impairment at an ALLETE Clean Energy wind energy facility which currently has undiscounted future cash flows that are marginally in excess of the asset carrying value of approximately $11 million. A continued decline in energy prices would likely result in a future impairment.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2020, and December 31, 2019:

June 30, 2020	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$510.0	$(0.3)	$509.7
Long-Term Debt	1,389.0	(8.0)	1,381.0
Total Debt	$1,899.0	$(8.3)	$1,890.7

December 31, 2019	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$213.3	$(0.4)	$212.9
Long-Term Debt	1,409.3	(8.4)	1,400.9
Total Debt	$1,622.6	$(8.8)	$1,613.8

We had $23.5 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019).

On January 10, 2020, ALLETE entered into a $200 million unsecured term loan agreement (Term Loan) of which we have borrowed the full amount as of June 30, 2020. The Term Loan is due on February 10, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.55 percent. Proceeds from the Term Loan were used for construction-related expenditures.

On March 26, 2020, ALLETE agreed to sell first mortgage bonds (Bonds) to certain institutional buyers in the private placement market, which were issued on August 3, 2020, in two series as follows:

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

On April 8, 2020, ALLETE entered into a $115 million unsecured term loan agreement (Term Loan) and borrowed $95 million upon execution. The additional draw of $20 million provided for under the Term Loan was made in July 2020. The Term Loan is due on April 7, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 1.7 percent with a LIBOR floor of 0.75 percent. Proceeds from the Term Loan will be used for general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2020, our ratio was approximately 0.44 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2020, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

Square Butte PPA. As of June 30, 2020, Square Butte had total debt outstanding of $272.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2020, was $40.8 million ($41.1 million for the same period in 2019). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $3.7 million ($4.2 million for the same period in 2019). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2021. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s retail and municipal utility customers through the fuel adjustment clause.

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

Great Northern Transmission Line. As a condition of the 250-MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. On June 1, 2020, Minnesota Power placed the GNTL into service with project costs of $307.1 million incurred by Minnesota Power through June 30, 2020. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, incurred through June 30, 2020 totaled $657.0 million. Also on June 1, 2020, Manitoba Hydro placed the MMTP into service.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Air. The electric utility industry is regulated both at the federal and state level to address air emissions. Minnesota Power’s thermal generating facilities mainly burn low-sulfur western sub-bituminous coal. All of Minnesota Power’s coal-fired generating facilities are equipped with pollution control equipment such as scrubbers, baghouses and low NOX technologies. Under currently applicable environmental regulations, these facilities are substantially compliant with emission requirements.

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOx and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The ongoing CSAPR “good neighbor” provision and interstate transport litigation is also not currently projected to affect Minnesota Power’s CSAPR compliance. The State of Minnesota has not been identified by the downwind litigant states as a culpable upwind source, and previous EPA air quality modeling has demonstrated that Minnesota is not a significant contributor to downwind air quality attainment challenges. Minnesota Power also does not currently anticipate being affected by the EPA’s expected upcoming rulemakings to address the remand of certain CSAPR rules. Minnesota Power will continue to monitor ongoing CSAPR litigation and associated rulemakings.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not expected to be material.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Climate Change. The scientific community generally accepts that emissions of GHG are linked to global climate change which creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increases or other changes in temperatures; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•Expanding renewable power supply for both our operations and the operations of others;
•Providing energy conservation initiatives for our customers and engaging in other demand side management efforts;
•Improving efficiency of our generating facilities;
•Supporting research of technologies to reduce carbon emissions from generating facilities and carbon sequestration efforts;
•Evaluating and developing less carbon intensive future generating assets such as efficient and flexible natural gas-fired generating facilities;
•Managing vegetation on right-of-way corridors to reduce potential wildfire or storm damage risks; and
•Practicing sound forestry management in our service territories to create landscapes more resilient to disruption from climate-related changes, including planting and managing long-lived conifer species.

EPA Regulation of GHG Emissions. On June 19, 2019, the EPA finalized several separate rulemakings regarding regulating carbon emissions from electric utility generating units.

The EPA repealed the Clean Power Plan (CPP), following a determination by the EPA that the CPP exceeded the EPA’s statutory authority under the Clean Air Act (CAA). The primary reason for the repeal was the CPP’s attempt to regulate electric generating unit’s carbon emissions through measures outside of the affected unit’s direct control. The CPP was first announced as a proposed rule under Section 111(d) of the Clean Air Act for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”.

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

Additionally, the EPA finalized new regulations for the state implementation of the Affordable Clean Energy Rule and any future emission guidelines issued under CAA Section 111(d). States will have three years to submit State Implementation Plans (SIPs), and the EPA has 12 months to review and approve those plans. Since the Affordable Clean Energy Rule allows states considerable flexibility in how to best implement its requirements, Minnesota Power plans to work closely with the MPCA and the Minnesota Department of Commerce, who are currently co-reviewing the rule as the state develops its SIP. If a state does not submit a SIP or submits a SIP that is unacceptable to the EPA, the EPA will develop a Federal Implementation Plan. The MPCA currently plans to develop a SIP for the Affordable Clean Energy Rule and Minnesota Power is working with the MPCA to provide requested information for the SIP.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsiders the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On November 22, 2019, the EPA published a draft rulemaking that proposes to allow re-use of bottom ash transport water in FGD scrubber systems with minor discharges related to maintaining system water balance. The proposed rulemaking would also allow future discharge of FGD wastewater discharge provided it meets new BACT standards. A final rulemaking is anticipated in late 2020.

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

At this time, we estimate that the planned dry conversion of bottom ash handling and storage at Boswell in response to the CCR revisions requiring closure of clay-lined impoundments as well as other water re-use practices, will reduce or eliminate the need for additional significant compliance costs for ELG bottom ash water requirements. Compliance costs we might incur related to other ELG waste streams (e.g. legacy leachate) or other potential future water discharge regulations cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA and in March 2018, published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changed the status of three existing impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in August and December 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. These rules are anticipated to be finalized in 2020 and could impact the timing of closure activities for Boswell’s three impoundments. Additionally, the EPA recently released a proposed Part B rulemaking that addresses options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of June 30, 2020, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2019). SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

Letters of Credit.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of June 30, 2020, we had $84.0 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Minnesota Power. As of June 30, 2020, Minnesota Power had $6.4 million outstanding in standby letters of credit which are pledged as security for MISO and state agency agreements.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of June 30, 2020, ALLETE Clean Energy has $63.6 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development.

Investment in Nobles 2. Construction of the Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of June 30, 2020, ALLETE South Wind has $14.0 million outstanding in standby letters of credit, related to our portion of the security requirements relative to our ownership in Nobles 2.

BNI Energy. As of June 30, 2020, BNI Energy had surety bonds outstanding of $67.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $67.3 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of June 30, 2020, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.3 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.3 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Community Development District Obligations. As of June 30, 2020, we owned 53 percent of the assessable land in the Town Center District (53 percent as of December 31, 2019). As of June 30, 2020, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.9 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

		2020			2019
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$20.1		$20.1	$34.2		$34.2
Average Common Shares	51.8	0.1	51.9	51.6	0.1	51.7
Earnings Per Share	$0.39		$0.39	$0.66		$0.66
Six Months Ended June 30,
Net Income Attributable to ALLETE	$86.4		$86.4	$104.7		$104.7
Average Common Shares	51.8	—	51.8	51.6	0.1	51.7
Earnings Per Share	$1.67		$1.67	$2.03		$2.02

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	—	$(0.1)	—	$0.2
Total Current Income Tax Expense (Benefit)	—	$(0.1)	—	$0.2
Deferred Income Tax Expense (Benefit)
Federal (b)	$(8.6)	$(7.1)	$(26.2)	$(16.8)
State (c)	0.2	2.5	4.2	15.0
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.3)	(0.3)
Total Deferred Income Tax Benefit	$(8.5)	$(4.7)	$(22.3)	$(2.1)
Total Income Tax Benefit	$(8.5)	$(4.8)	$(22.3)	$(1.9)
(a)For each of the six months ended June 30, 2020 and 2019, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For each of the six months ended June 30, 2020 and 2019, the federal income tax benefit is primarily due to production tax credits.
(c)For the six months ended June 30, 2019, the state income tax expense is primarily related to the sale of U.S. Water Services.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 8. INCOME TAX EXPENSE (Continued)

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2020	2019	2020	2019
Millions
Income Before Income Taxes	$8.4	$29.4	$59.1	$102.8
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$1.7	$6.2	$12.4	$21.6
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	0.1	1.9	3.3	12.0
Production Tax Credits	(9.6)	(9.8)	(33.4)	(26.1)
Regulatory Differences – Excess Deferred Tax	(0.9)	(1.6)	(5.3)	(4.8)
U.S. Water Services Sale of Stock Basis Difference	—	(0.7)	—	1.7
Share-Based Compensation	—	—	(0.1)	(0.9)
Other	0.2	(0.8)	0.8	(5.4)
Total Income Tax Benefit	$(8.5)	$(4.8)	$(22.3)	$(1.9)

For the six months ended June 30, 2020, the effective tax rate was a benefit of 37.8 percent (benefit of 1.8 percent for the six months ended June 30, 2019). The effective tax rate for 2020 was primarily impacted by production tax credits. The effective tax rate for 2019 was primarily impacted by production tax credits and the gain on sale of U.S. Water Services.

Uncertain Tax Positions. As of June 30, 2020, we had gross unrecognized tax benefits of $1.4 million ($1.4 million as of December 31, 2019). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2016, or state examination for years before 2015.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2020	2019	2020	2019
Millions
Quarter Ended June 30,
Service Cost	$2.7	$2.4	$0.9	$1.0
Non-Service Cost Components (a)
Interest Cost	7.0	8.0	1.2	1.9
Expected Return on Plan Assets	(10.7)	(11.1)	(2.4)	(2.7)
Amortization of Prior Service Credits	(0.1)	(0.1)	(2.0)	(0.4)
Amortization of Net Loss	3.2	1.9	0.2	0.1
Net Periodic Benefit Cost (Credit)	$2.1	$1.1	$(2.1)	$(0.1)

Six Months Ended June 30,
Service Cost	$5.3	$4.7	$1.7	$2.0
Non-Service Cost Components (a)
Interest Cost	14.0	16.0	2.5	3.8
Expected Return on Plan Assets	(21.4)	(22.1)	(4.9)	(5.3)
Amortization of Prior Service Credits	(0.1)	(0.1)	(4.0)	(0.8)
Amortization of Net Loss	6.4	3.7	0.5	0.2
Net Periodic Benefit Cost (Credit)	$4.2	$2.2	$(4.2)	$(0.1)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2020, we contributed $10.7 million in cash to the defined benefit pension plans ($10.4 million for the six months ended June 30, 2019); we do not expect to make additional contributions to our defined benefit pension plans in 2020. For the six months ended June 30, 2020, and 2019, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2020.

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
ALLETE, Inc. Second Quarter 2020 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Millions
Operating Revenue
Regulated Operations
Residential	$27.4	$29.2	$68.3	$74.4
Commercial	28.8	34.9	66.1	73.8
Municipal	9.0	12.2	19.3	27.6
Industrial	88.0	120.3	206.8	241.9
Other Power Suppliers	27.4	35.2	65.7	74.6
Other	20.2	18.0	39.9	39.7
Total Regulated Operations	200.8	249.8	466.1	532.0

ALLETE Clean Energy
Long-term PSA	14.8	12.5	32.1	27.1
Other	2.8	2.9	5.6	5.8
Total ALLETE Clean Energy	17.6	15.4	37.7	32.9

U.S. Water Services (a)
Point-in-Time	—	—	—	19.0
Contract	—	—	—	9.2
Capital Project	—	—	—	5.2
Total U.S. Water Services	—	—	—	33.4

Corporate and Other
Long-term Contract	22.5	21.2	44.9	41.4
Other	2.3	4.0	6.1	7.9
Total Corporate and Other	24.8	25.2	51.0	49.3
Total Operating Revenue	$243.2	$290.4	$554.8	$647.6
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$11.1	$30.3	$68.6	$81.8

ALLETE Clean Energy	4.0	1.9	15.7	7.7

U.S. Water Services (a)	—	—	—	(1.1)

Corporate and Other (a)	5.0	2.0	2.1	16.3
Total Net Income Attributable to ALLETE	$20.1	$34.2	$86.4	$104.7
(a)  In March 2019, ALLETE sold U.S. Water Services. The Company recognized a gain on the sale of $11.1 million after-tax during the six months ended June 30, 2019, which is reflected in Corporate and Other.

	June 30, 2020	December 31, 2019
Millions
Assets
Regulated Operations	$4,139.8	$4,130.8

ALLETE Clean Energy	1,250.2	1,001.5

Corporate and Other	370.4	350.5
Total Assets	$5,760.4	$5,482.8

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

The trends and results for the quarter and six months of 2020 may not be indicative of results that may be expected for the year ended December 31, 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. This pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. Additional disclosures in this Form 10-Q regarding the impacts of the ongoing COVID-19 pandemic are located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load, Liquidity and Capital Resources – Liquidity Position and Part II, Item 1A. Risk Factors.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in six states, approximately 740 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 600 MW of wind energy facilities under construction or development that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2020, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2020, to the six months ended June 30, 2019. The trends and results for the first six months of 2020 may not be indicative of full year results for 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. (See Overview.)

Net income attributable to ALLETE for the six months ended June 30, 2020, was $86.4 million, or $1.67 per diluted share, compared to $104.7 million, or $2.02 per diluted share, for the same period in 2019. Net income in 2020 included reserves for interim rates of $8.3 million after-tax, or $0.16 per share, for the refund of interim rates collected through April 30, 2020, resulting from the MPUC’s approval of the resolution of Minnesota Power’s 2020 general rate case. (See Note 2. Regulatory Matters.) Net income in 2019 included a gain on the sale of U.S. Water Services of $11.1 million after-tax, or $0.21 per share, and U.S. Water Services results of operations amounted to a loss of $1.1 million after-tax, or $0.02 per share, in 2019.

Regulated Operations net income attributable to ALLETE was $68.6 million for the six months ended June 30, 2020, compared to $81.8 million for the same period in 2019. Net income at Minnesota Power was lower than 2019 primarily due to: reserves for interim rates of $8.3 million after-tax for the refund of interim rates collected through April 30, 2020; lower kWh sales to retail and municipal customers; lower revenue from Other Power Suppliers resulting from the expiration of a PSA; and the timing of fuel adjustment clause recoveries in 2019 with the adoption of a new fuel adjustment clause methodology for Minnesota utilities beginning in 2020. Net income at SWL&P was similar to 2019. Our after-tax equity earnings in ATC were higher compared to 2019 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints.
ALLETE Clean Energy net income attributable to ALLETE was $15.7 million for the six months ended June 30, 2020, compared to $7.7 million for the same period in 2019. Net income in 2020 included $3.8 million of additional production tax credits generated compared to 2019 and earnings from the Glen Ullin and South Peak wind energy facilities which commenced operations in December 2019 and April 2020, respectively. These increases were partially offset by higher depreciation expense.

U.S. Water Services net loss attributable to ALLETE was $1.1 million for six months ended June 30, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net income attributable to ALLETE was $2.1 million for the six months ended June 30, 2020, compared to net income of $16.3 million for the same period in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $11.1 million after-tax. Net income in 2020 included lower earnings from marketable equity securities held in benefit trusts and additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2020 AND 2019

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2020	2019
Millions
Operating Revenue – Utility	$200.8	$249.8
Fuel, Purchased Power and Gas – Utility	69.3	87.9
Transmission Services – Utility	16.4	19.2
Operating and Maintenance	48.0	54.2
Depreciation and Amortization	41.9	40.2
Taxes Other than Income Taxes	13.3	12.5
Operating Income	11.9	35.8
Interest Expense	(14.7)	(14.4)
Equity Earnings	6.4	4.8
Other Income	3.3	2.8
Income Before Income Taxes	6.9	29.0
Income Tax Expense (Benefit)	(4.2)	(1.3)
Net Income	$11.1	$30.3

Operating Revenue – Utility decreased $49.0 million, or 20 percent, from 2019 primarily due to lower revenue from kWh sales, fuel adjustment clause recoveries, and cost recovery rider revenue as well as the regulatory outcome related to the resolution of Minnesota Power’s 2020 general rate case. (See Note 2. Regulatory Matters.)

Revenue from kWh sales decreased $27.0 million from 2019 reflecting lower sales to commercial, industrial and municipal customers as well as the expiration of a 100 MW PSA in April 2020, partially offset by higher sales to residential customers. Sales to commercial and industrial customers decreased primarily due to the adverse impact of the COVID-19 pandemic on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the second quarter of 2020 as a result of the COVID-19 pandemic and related governmental responses. In addition, USS Corporation indefinitely idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to municipal customers decreased from 2019 as a result of the expiration of a contract with a municipal customer in June 2019. Sales to residential customers increased from 2019 primarily due to warmer weather in 2020.

Kilowatt-hours Sold			Variance
Quarter Ended June 30,	2020	2019	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	246	232	14	6.0%
Commercial	286	317	(31)	(9.8)%
Industrial	1,235	1,773	(538)	(30.3)%
Municipal	131	170	(39)	(22.9)%
Total Retail and Municipal	1,898	2,492	(594)	(23.8)%
Other Power Suppliers	706	714	(8)	(1.1)%
Total Regulated Utility Kilowatt-hours Sold	2,604	3,206	(602)	(18.8)%

Revenue from electric sales to taconite customers accounted for 22 percent of consolidated operating revenue in 2020 (27 percent in 2019). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2020 (6 percent in 2019). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2020 (8 percent in 2019).

Fuel adjustment clause revenue decreased $10.7 million due to lower fuel and purchased power costs attributable to retail and municipal customers, partially offset by the timing of fuel adjustment clause recoveries in 2019. Beginning in 2020, Minnesota utilities adopted a new fuel adjustment clause methodology. (See Note 2. Regulatory Matters.)
ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2020 AND 2019 (Continued)
Regulated Operations (Continued)

Revenue decreased $5.5 million primarily due to reserves for interim rates of $11.7 million recorded for interim rates collected from January 2020 through April 2020 as a result of the regulatory outcome related to the resolution of Minnesota Power’s 2020 general rate case. This decrease was partially offset by higher rates resulting from Minnesota Power’s rate case. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue decreased $4.6 million primarily due to additional production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level above those assumed in Minnesota Power’s base rates, a decrease in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

Operating Expenses decreased $25.1 million, or 12 percent, from 2019.

Fuel, Purchased Power and Gas – Utility expense decreased $18.6 million, or 21 percent, from 2019 primarily due to lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $2.8 million, or 15 percent, from 2019 primarily due to lower MISO-related expense.

Operating and Maintenance expense decreased $6.2 million, or 11 percent, from 2019 primarily due to lower expenses for planned maintenance outages at our generation facilities, benefit expenses and employee expenses as well as a decrease in conservation improvement program expenses. These decreases were partially offset by rate case-related expenses and higher bad debt expense.

Depreciation and Amortization expense increased $1.7 million, or 4 percent, from 2019 primarily due to additional property, plant and equipment in service.

Equity Earnings increased $1.6 million, or 33 percent, from 2019 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints. (See Outlook – Regulated Operations – Transmission – Investment in ATC.)

Income Tax Benefit increased $2.9 million from 2019 primarily due to lower pre-tax income. We expect our annual effective tax rate in 2020 to be a higher income tax benefit than in 2019 primarily due to lower pre-tax income.

ALLETE Clean Energy

Quarter Ended June 30,	2020	2019
Millions
Operating Revenue
Contracts with Customers – Non-utility	$14.8	$12.5
Other – Non-utility (a)	2.8	2.9
Operating and Maintenance	7.8	8.2
Depreciation and Amortization	8.9	6.6
Taxes and Other	0.9	0.5
Operating Income (Loss)	—	0.1
Interest Expense	(0.5)	(0.8)
Other Income	—	—
Loss Before Income Taxes	(0.5)	(0.7)
Income Tax Expense (Benefit)	(1.3)	(2.6)
Net Income	0.8	1.9
Net Loss Attributable to Non-Controlling Interest	(3.2)	—
Net Income Attributable to ALLETE	$4.0	$1.9
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $2.2 million, or 14 percent, from 2019 primarily due to revenue from the Glen Ullin and South Peak wind energy facilities which commenced operations in December 2019 and April 2020, respectively.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE QUARTERS ENDED JUNE 30, 2020 AND 2019 (Continued)
ALLETE Clean Energy (Continued)

	Quarter Ended June 30,
	2020		2019
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	57.1	$5.1	64.0	$5.8
Midwest	207.4	7.7	191.5	7.8
West	202.5	4.8	22.7	1.8
Total Production and Operating Revenue	467.0	$17.6	278.2	$15.4

Depreciation and Amortization expense increased $2.3 million, or 35 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin and South Peak wind energy facilities.

Income Tax Benefit decreased $1.3 million from 2019 primarily due to additional taxable income from the Glen Ullin and South Peak wind energy facilities and additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. These decreases were partially offset by additional production tax credits generated in 2020. The income tax benefit in 2020 reflected production tax credits generated of $3.8 million compared to $2.2 million in 2019.

Net Loss Attributable to Non-Controlling Interest increased $3.2 million from 2019 reflecting net losses attributable to non-controlling interest for the Glen Ullin and South Peak wind energy facilities.

Corporate and Other

Operating Revenue decreased $0.4 million, or 2 percent, from 2019 primarily due to the timing of land sales at ALLETE Properties, partially offset by higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2020 compared to 2019.

Net Income increased $3.0 million from 2019 primarily due to higher earnings from marketable equity securities held in benefit trusts in 2020 and additional income tax benefit as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. These increases were partially offset by additional gain on the sale of U.S. Water Services in 2019 resulting from the finalization of working capital. Net income at BNI Energy was $2.5 million in 2020 compared to $1.7 million in 2019 reflecting higher earnings from marketable equity securities held in benefit trusts in 2020. The net loss at ALLETE Properties was $0.5 million in 2020 and in 2019.

Income Taxes – Consolidated

For the quarter ended June 30, 2020, the effective tax rate was a benefit of 102.4 percent (benefit of 16.3 percent for the quarter ended June 30, 2019). The 2020 increase in tax benefit was primarily due to lower pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2020	2019
Millions
Operating Revenue – Utility	$466.1	$532.0
Fuel, Purchased Power and Gas – Utility	158.3	197.7
Transmission Services – Utility	34.9	37.5
Operating and Maintenance	97.3	101.9
Depreciation and Amortization	83.6	80.0
Taxes Other than Income Taxes	24.6	24.8
Operating Income	67.4	90.1
Interest Expense	(29.3)	(29.9)
Equity Earnings	11.6	10.4
Other Income	6.7	7.1
Income Before Income Taxes	56.4	77.7
Income Tax Expense (Benefit)	(12.2)	(4.1)
Net Income Attributable to ALLETE	$68.6	$81.8

Operating Revenue – Utility decreased $65.9 million from 2019 primarily due to lower revenue from kWh sales, fuel adjustment clause recoveries and conservation improvement program recoveries, partially offset by higher rates resulting from Minnesota Power’s rate case.

Revenue from kWh sales decreased $35.7 million from 2019 reflecting lower sales to residential commercial, industrial and municipal customers as well as the expiration of a 100 MW PSA in April 2020. Sales to residential customers decreased from 2019 primarily due to warmer weather in the first quarter of 2020. Sales to commercial and industrial customers decreased primarily due to the adverse impact of the COVID-19 pandemic on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the second quarter of 2020 as a result of the COVID-19 pandemic and related governmental responses. In addition, USS Corporation indefinitely idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to municipal customers decreased from 2019 as a result of the expiration of a contract with a municipal customer in June 2019.

Kilowatt-hours Sold			Variance
Six Months Ended June 30,	2020	2019	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	567	581	(14)	(2.4)%
Commercial	638	683	(45)	(6.6)%
Industrial	3,137	3,587	(450)	(12.5)%
Municipal	287	373	(86)	(23.1)%
Total Retail and Municipal	4,629	5,224	(595)	(11.4)%
Other Power Suppliers	1,528	1,536	(8)	(0.5)%
Total Regulated Utility Kilowatt-hours Sold	6,157	6,760	(603)	(8.9)%

Revenue from electric sales to taconite customers accounted for 24 percent of consolidated operating revenue in 2020 (24 percent in 2019). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2020 (5 percent in 2019). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2020 (8 percent in 2019).

Fuel adjustment clause revenue decreased $22.9 million due to lower fuel and purchased power costs attributable to retail and municipal customers, partially offset by the timing of fuel adjustment clause recoveries in 2019. Beginning in 2020, Minnesota utilities adopted a new fuel adjustment clause methodology. (See Note 2. Regulatory Matters.)

ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Continued)
Regulated Operations (Continued)

Conservation improvement program recoveries decreased $3.7 million from 2019 primarily due to a decrease in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Revenue increased $3.5 million due to higher rates in May 2020 and June 2020 resulting from the resolution of Minnesota Power’s 2020 general rate case. As part of the resolution, interim rates collected from January 2020 through April 2020 were offset with reserves for interim rates which are expected to be refunded in the third quarter of 2020. (See Note 2. Regulatory Matters.)

Operating Expenses decreased $43.2 million, or 10 percent, from 2019.

Fuel, Purchased Power and Gas – Utility expense decreased $39.4 million, or 20 percent, from 2019 primarily due to lower kWh sales, purchased power prices and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $2.6 million, or 7 percent, from 2019 primarily due to lower MISO-related expense.

Operating and Maintenance expense decreased $4.6 million, or 5 percent, from 2019 primarily due to a decrease in conservation improvement program expenses, lower expenses for planned maintenance outages at our generation facilities and lower salary, benefit and other employee-related expenses. These decreases were partially offset by rate case-related expenses and higher bad debt expense.

Depreciation and Amortization expense increased $3.6 million, or 5 percent, from 2019 primarily due to additional property, plant and equipment in service.

Equity Earnings increased $1.2 million, or 12 percent, from 2019 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints. (See Outlook – Regulated Operations – Transmission – Investment in ATC.)

Income Tax Benefit increased $8.1 million from 2019 primarily due to lower pre-tax income. We expect our annual effective tax rate in 2020 to be a higher income tax benefit than in 2019 primarily due to lower pre-tax income.

ALLETE Clean Energy

Six Months Ended June 30,	2020	2019
Millions
Operating Revenue
Contracts with Customers – Non-utility	$32.1	$27.1
Other – Non-utility (a)	5.6	5.8
Operating and Maintenance	16.0	15.4
Depreciation and Amortization	17.1	13.1
Taxes and Other	1.6	1.1
Operating Income	3.0	3.3
Interest Expense	(1.0)	(1.6)
Other Income	0.2	1.8
Income Before Income Taxes	2.2	3.5
Income Tax Expense (Benefit)	(8.5)	(4.2)
Net Income	10.7	7.7
Net Loss Attributable to Non-Controlling Interest	(5.0)	—
Net Income Attributable to ALLETE	$15.7	$7.7
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $4.8 million, or 15 percent, from 2019 primarily due to revenue from the Glen Ullin and South Peak wind energy facilities which commenced operations in December 2019 and April 2020, respectively.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Continued)
ALLETE Clean Energy (Continued)

	Six Months Ended June 30,
	2020		2019
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	135.7	$12.2	144.4	$13.2
Midwest	451.8	16.2	404.4	16.8
West	344.3	9.3	36.1	2.9
Total Production and Operating Revenue	931.8	$37.7	584.9	$32.9

Depreciation and Amortization expense increased $4.0 million, or 31 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin and South Peak wind energy facilities.

Other Income decreased $1.6 million from 2019 reflecting various individually immaterial items.

Income Tax Benefit increased $4.3 million from 2019 primarily due to additional production tax credits generated in 2020 compared to 2019. The income tax benefit in 2020 reflected production tax credits generated of $8.0 million compared to $4.2 million in 2019.

Net Loss Attributable to Non-Controlling Interest increased $5.0 million from 2019 reflecting net losses attributable to non-controlling interest for the Glen Ullin and South Peak wind energy facilities.

U.S. Water Services

Six Months Ended June 30,	2020	2019
Millions
Operating Revenue	—	$33.4
Net Loss Attributable to ALLETE	—	$(1.1)

Operating Revenue was $33.4 million for the six months ended June 30, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Net Loss Attributable to ALLETE was $1.1 million for the six months ended June 30, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue increased $1.7 million, or 3 percent, from 2019 primarily due to higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2020 compared to 2019, partially offset by the timing of land sales at ALLETE Properties.

Net Income Attributable to ALLETE was $2.1 million in 2020 compared to net income of $16.3 million in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $11.1 million after-tax. Net income in 2020 included lower earnings from marketable equity securities held in benefit trusts and additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. Net income at BNI Energy was $3.2 million in 2020 compared to $3.6 million in 2019, reflecting lower earnings from marketable equity securities held in benefit trusts in 2020. The net loss at ALLETE Properties was $1.0 million in 2020 compared to a net loss of $1.1 million in 2019.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (Continued)

Income Taxes – Consolidated

For the six months ended June 30, 2020, the effective tax rate was a benefit of 37.8 percent (benefit of 1.8 percent for the six months ended June 30, 2019). The effective tax rate for 2020 was a higher benefit primarily due to 2019 including a higher tax rate on and higher pre-tax income resulting from the gain on the sale of U.S. Water Services in 2019.

We expect our annual effective tax rate in 2020 to be a higher benefit as compared to 2019 primarily due to higher production tax credits generated by ALLETE Clean Energy in 2020 and lower pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 8. Income Tax Expense.)

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 2. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2020 Minnesota General Rate Case. In November 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing sought a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $66 million in additional revenue. In orders dated December 23, 2019, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million that began January 1, 2020.

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause on an ongoing basis. As of June 30, 2020, reserves for interim rates of $11.7 million were recorded, which are expected to be refunded to customers in the third quarter of 2020.

2018 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a December 2018 PSCW order that allows for a return on equity of 10.4 percent and a 55.0 percent equity ratio. The PSCW has directed SWL&P to file a general rate case in 2020; however, on July 24, 2020, SWL&P filed a waiver and extension request with the PSCW to delay filing its next general rate case on or before December 20, 2022, primarily due to impacts of the COVID-19 pandemic.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 51 percent of our regulated utility kWh sales in the six months ended June 30, 2020, were made to our industrial customers (53 percent in the six months ended June 30, 2019). These customers and their markets have been impacted by the ongoing COVID-19 pandemic. (See Part II, Item 1A. Risk Factors.)

The ongoing COVID-19 pandemic and related governmental responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption has resulted in reduced sales and revenue from industrial customers as many industrial customers operated at reduced levels or were temporarily closed or idled during the second quarter of 2020. In addition, USS Corporation indefinitely idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See USS Corporation and Verso Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite and paper, pulp and secondary wood products, pipeline and other industrial customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers.

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 67 percent of capacity during the first six months of 2020 compared to 81 percent in the first six months of 2019; however, the American Iron and Steel Institute also reported that U.S. raw steel production in the last week of July 2020 was approximately 60 percent of capacity. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected in June 2020 that U.S. steel consumption in 2020 will decrease by approximately 23 percent compared to 2019.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.04, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. (See Note 6. Commitments, Guarantees and Contingencies.) Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

Northshore Mining. Cliffs is currently constructing a hot briquetted iron production plant in Toledo, Ohio, and had begun shipping direct reduced-grade pellets form Northshore Mining to the Toledo plant in anticipation of the planned start of operations in 2020. In March 2020, following guidelines from the office of the Governor of Ohio regarding the COVID-19 pandemic, Cliffs temporarily shut down construction activities at its hot briquetted iron project site. In April 2020, Cliffs announced that, based on market conditions, it would be temporarily idling production at two of its iron ore mining operations, Northshore Mining in Minnesota and Tilden Mine in Michigan. Cliffs idled production at Northshore Mining in April 2020 and is expected to restart the facility and be at full production in August 2020. In June 2020, Cliffs announced that it was resuming construction of its hot briquetted iron project in Toledo, Ohio, with construction expected to be completed in the fourth quarter of 2020. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

USS Corporation. In April 2020, USS Corporation stated it would indefinitely idle its Keetac facility in Keewatin, Minnesota, in response to the sudden and dramatic decline in business conditions resulting from the COVID-19 pandemic. In addition, in May 2020, USS Corporation announced that production was expected to be temporarily reduced at its Minntac Plant in Mountain Iron, Minnesota. USS Corporation increased production at its Minntac Plant beginning in late July 2020. No update was provided regarding its Keetac facility. USS Corporation has the capability to produce approximately 20 million tons annually at its Minntac and Keetac plants.

Hibbing Taconite. In April 2020, ArcelorMittal announced that Hibbing Taconite in Hibbing, Minnesota, would idle production due to the COVID-19 pandemic. Hibbing Taconite is expected to resume production in August 2020. Hibbing Taconite has the capability to produce approximately 8 million tons annually.

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. In addition, the ongoing COVID-19 pandemic and related federal and state government responses have adversely impacted these customers’ operations and resulted in lower operating levels than expected as well as the indefinite shutdown of Verso Corporations’ paper mill in Duluth, Minnesota. (See Verso Corporation.) These customers could continue to be adversely impacted by the COVID-19 pandemic resulting in lower operating levels than expected or the temporary idling or indefinite shutdown of other facilities.

Boise. On April 1, 2020, Packaging Corporation of America announced an idling of both paper machines and the sheet-converting operation at its Jackson Mill in Alabama for the months of May and June 2020. As part of that announcement, Packaging Corporation of America also stated that the company's Boise paper mill in International Falls, Minnesota, which is a customer of Minnesota Power, would continue to operate at capacity during the same period.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Verso Corporation. In June 2020, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. Verso Corporation stated the decision was due to the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic and that it will explore alternatives for the mill including restarting if market conditions improve, marketing for sale or closing permanently.

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. In September 2019, Husky Energy announced that it had received the required permit approvals to begin reconstruction. In June 2020, Husky Energy announced that rebuild construction at the refinery had resumed following a suspension in March 2020 due to the COVID-19 pandemic. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2022.

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

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. The MPUC also has required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. Minnesota Power’s next IRP filing w due October 1, 2020; however, on May 29, 2020, Minnesota Power filed a request to extend the deadline for submitting its next IRP filing citing the COVID-19 pandemic. On July 30, 2020, the MPUC granted an extension of the deadline for submission until February 1, 2021, with interim reports due in the fourth quarter of 2020.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment worksheet before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court on March 18, 2020. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through June 30, 2020, is approximately $14 million.

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

On June 17, 2020, Minnesota Power filed a proposal with the MPUC to accelerate its plans for solar energy with an estimated $40 million investment in approximately 20 MW of solar energy projects in Minnesota. (See Note 2. Regulatory Matters.)

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. On June 30, 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

Manitoba Hydro. Minnesota Power has three long-term PPAs with Manitoba Hydro. Under the first PPA, Minnesota Power is purchasing surplus energy through April 2022. This energy-only agreement primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. The pricing is based on forward market prices. Under this agreement, Minnesota Power will purchase at least one million MWh of energy over the contract term.

The second PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro through May 2035. The energy price is based on a formula that includes an annual fixed price component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.

The third PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro through June 2040. The pricing under this PPA is based on forward market prices.

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

Great Northern Transmission Line. As a condition of the 250-MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. On June 1, 2020, Minnesota Power placed the GNTL into service with project costs of $307.1 million incurred by Minnesota Power through June 30, 2020. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, incurred through June 30, 2020 totaled $657.0 million. Also on June 1, 2020, Manitoba Hydro placed the MMTP into service.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of June 30, 2020, our equity investment in ATC was $145.6 million ($141.6 million as of December 31, 2019). In the six months ended June 30, 2020, we invested $1.1 million in ATC, and on July 31, 2020, we invested an additional $0.8 million. We expect to make additional investments of $0.8 million in 2020.

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 21, 2020, FERC order that granted rehearing of a November 2019 FERC order, which had reduced the base return on equity for regional transmission organizations to 9.88 percent, or 10.38 percent including an incentive adder.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in six states, approximately 740 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 600 MW of wind energy facilities under construction or development that it will own and operate with long-term PSAs in place. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

Federal production tax credit qualification is important to the economics of project development, and ALLETE Clean Energy has invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of up to approximately 1,000 MW of production tax credit qualified wind projects through 2022. ALLETE Clean Energy will also invest approximately $80 million through 2020 for production tax credit requalification of up to approximately 500 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $17 million in 2020, $17 million to $22 million annually in 2021 through 2027 and decreasing thereafter through 2030. Disruptions in our supply chains or a lack of available financing resulting from the ongoing COVID-19 pandemic, if they occur, could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits. To date we have not experienced disruptions in our supply chains. (See Part II, Item 1A. Risk Factors.)

In 2018, ALLETE Clean Energy announced that it will build, own and operate the South Peak wind project, an 80 MW wind energy facility in Montana, pursuant to a 15-year PSA with NorthWestern Corporation; construction was completed and tax equity funding of $67.8 million in cash, net of issuance costs, was received in the second quarter of 2020.

In May 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2020.

On March 10, 2020, ALLETE Clean Energy acquired the rights to the approximately 300 MW Caddo wind project in Oklahoma from Apex Clean Energy for approximately $8 million with additional payments required to be made at defined milestones. The full development of this wind project will involve the sale of energy to corporate customers under long-term PSAs.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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
(a)The PSA expiration assumes the exercise of all renewal options that ALLETE Clean Energy has the sole right to exercise.

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.4 million tons of lignite coal in 2020 (4.1 million tons were sold in 2019) and has sold 2.1 million tons for the six months ended June 30, 2020 (2.2 million tons were sold for the six months ended June 30, 2019). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota, and is expected to be completed in late 2020, with an estimated total project cost of approximately $350 million to $400 million. In the fourth quarter of 2019, we entered into a tax equity funding agreement to finance approximately $116 million of the project costs. We account for our investment in Nobles 2 under the equity method of accounting. As of June 30, 2020, our equity investment in Nobles 2 was $121.5 million ($56.0 million at December 31, 2019). In the six months ended June 30, 2020, we invested $65.5 million in Nobles 2, and in July 2020 we invested an additional $15.0 million. We expect to make approximately $35 million in additional investments in 2020.

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

ALLETE, Inc. Second Quarter 2020 Form 10-Q

OUTLOOK (Continued)

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2020. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 35 percent to 40 percent for 2020 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

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

As of June 30, 2020, we had cash and cash equivalents of $25.7 million, $383.5 million in available consolidated lines of credit, 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 44 percent. (See Working Capital.)

In addition, ALLETE issued $140 million of the Company's first mortgage bonds on August 3, 2020, and in April 2020, we received $67.8 million in cash, net of issuance costs, from a third-party investor as part of a tax equity financing for ALLETE Clean Energy’s South Peak wind energy facility. The Company also has approximately $116 million in commitments from tax equity partners for our investment in Nobles 2, and the Company is actively seeking tax equity funding for ALLETE Clean Energy’s Diamond Spring and Caddo wind projects.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2020	%	December 31, 2019	%
Millions
ALLETE Equity	$2,265.7	52	$2,231.9	56
Non-Controlling Interest in Subsidiaries	166.5	4	103.7	3
Short-Term and Long-Term Debt	1,899.0	44	1,622.6	41
	$4,331.2	100	$3,958.2	100

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2020	2019
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$92.5	$79.0
Cash Flows from (used for)
Operating Activities	144.5	95.2
Investing Activities	(487.4)	46.0
Financing Activities	287.8	(13.6)
Change in Cash, Cash Equivalents and Restricted Cash	(55.1)	127.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$37.4	$206.6

ALLETE, Inc. Second Quarter 2020 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash Flows (Continued)

Operating Activities. Cash from operating activities was higher in 2020 compared to 2019. Cash from operating activities in 2019 included the refund of Minnesota Power’s provisions for interim rates and tax reform, and the impact of U.S. Water Services prior to its sale. Cash from operating activities in 2020 reflected lower collections of accounts receivable due to timing and lower cash collected from current cost recovery riders.

Investing Activities. Cash used for investing activities was higher in 2020 compared to 2019. Cash from investing activities in 2019 included proceeds received from the sale of U.S. Water Services. Cash used for investing activities in 2020 included higher additions to property, plant and equipment and additional payments for equity method investments compared to 2019.

Financing Activities. Cash from financing activities was higher in 2020 compared to 2019 primarily due to higher proceeds from the issuance of long-term debt, proceeds from a tax equity financing (non-controlling interest in subsidiaries) and lower repayments of long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2020, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2019), the majority of which expire in January 2024. We had $23.5 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019). In addition, as of June 30, 2020, we had 3.5 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, as amended most recently in May 2020. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. In July 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares under this agreement will continue to be offered for sale, from time to time.

Securities. During the six months ended June 30, 2020, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $7.9 million (0.2 million shares were issued for the six months ended June 30, 2019, resulting in net proceeds of $1.5 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-183051 and 333-162890.

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
(a) Not rated by S&P Global Ratings.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Credit Ratings (Continued)

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

Capital Requirements. Our capital expenditures for 2020 are now expected to be approximately $635 million. The increase from the 2020 capital expenditures projected in our 2019 Form 10-K is primarily due to the Caddo wind project. (See Outlook – ALLETE Clean Energy.) The Company is also evaluating its planned capital expenditures and may make adjustments to mitigate impacts of the ongoing COVID-19 pandemic, if appropriate. For the six months ended June 30, 2020, capital expenditures totaled $356.1 million ($249.3 million for the six months ended June 30, 2019). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

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

Employees.

As of June 30, 2020, ALLETE had 1,355 employees, of which 1,332 were full-time.

Minnesota Power and SWL&P have an aggregate of 471 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 183 employees, of which 136 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2020, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2020, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $4.3 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2020.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2020, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

The ongoing COVID-19 pandemic and related federal and state government responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. The governors of Minnesota and Wisconsin issued executive orders in March 2020 in response to the COVID-19 pandemic which restricted economic activity in these states. The state of Minnesota continues to have restrictions that remain in effect through at least August 12, 2020, while the state of Wisconsin’s order was overturned in May 2020 and has not been replaced. This disruption has resulted and is expected to continue to result in reduced sales and revenue from commercial, municipal and industrial customers as well as an increase in uncollectible accounts from residential and commercial customers. Many commercial and industrial customers were operating at reduced levels or were temporarily closed or idled during the second quarter of 2020. In addition, USS Corporation indefinitely idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite mining, paper, pulp and secondary wood products, and pipeline customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers. In Minnesota Power’s service territory, we have also voluntarily and as requested by state regulators extended Minnesota’s cold weather rule as well as temporarily suspended disconnections for non-payment and waived late payment charges for residential and small business customers. In SWL&P’s service territory, we have implemented state regulator requested customer service actions to further limit service disconnections and late payment charges for residential, commercial and industrial customers.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Second Quarter 2020 Form 10-Q

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
99
ALLETE News Release dated August 5, 2020, announcing 2020 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
ALLETE agrees to furnish to the SEC upon request any instrument with respect to long-term debt that ALLETE has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.
ALLETE, Inc. Second Quarter 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 5, 2020	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2020	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
ALLETE, Inc. Second Quarter 2020 Form 10-Q