Form 10-Q
period 2020-09-30
ALLETE INC
filed 2020-11-09
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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

Common Stock, without par value,
51,974,885 shares outstanding
as of September 30, 2020

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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
ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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
ALLETE, Inc. Third Quarter 2020 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2020	December 31, 2019
Millions
Assets
Current Assets
Cash and Cash Equivalents	$79.0	$69.3
Accounts Receivable (Less Allowance of $1.6 and $0.9)	92.0	96.4
Inventories – Net	74.8	72.8
Prepayments and Other	19.3	31.0
Total Current Assets	265.1	269.5
Property, Plant and Equipment – Net	4,697.5	4,377.0
Regulatory Assets	427.9	420.5
Equity Investments	291.8	197.6
Other Non-Current Assets	196.2	218.2
Total Assets	$5,878.5	$5,482.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$79.0	$165.2
Accrued Taxes	60.0	50.8
Accrued Interest	15.8	18.1
Long-Term Debt Due Within One Year	404.5	212.9
Other	70.7	60.4
Total Current Liabilities	630.0	507.4
Long-Term Debt	1,608.0	1,400.9
Deferred Income Taxes	204.8	212.8
Regulatory Liabilities	547.1	560.3
Defined Benefit Pension and Other Postretirement Benefit Plans	157.5	172.8
Other Non-Current Liabilities	285.5	293.0
Total Liabilities	3,432.9	3,147.2
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 52.0 and 51.7 Shares Issued and Outstanding	1,454.2	1,436.7
Accumulated Other Comprehensive Loss	(23.1)	(23.6)
Retained Earnings	849.9	818.8
Total ALLETE Equity	2,281.0	2,231.9
Non-Controlling Interest in Subsidiaries	164.6	103.7
Total Equity	2,445.6	2,335.6
Total Liabilities and Equity	$5,878.5	$5,482.8
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$255.1	$254.1	$721.2	$786.1
Contracts with Customers – Non-utility	35.9	31.3	119.0	141.1
Other – Non-utility	2.9	2.9	8.5	8.7
Total Operating Revenue	293.9	288.3	848.7	935.9
Operating Expenses
Fuel, Purchased Power and Gas – Utility	93.4	98.2	251.7	295.9
Transmission Services – Utility	14.9	18.3	49.8	55.8
Cost of Sales – Non-utility	15.4	14.7	48.6	61.8
Operating and Maintenance	61.9	58.1	181.9	201.0
Depreciation and Amortization	53.4	49.5	161.3	151.6
Taxes Other than Income Taxes	13.3	12.5	40.9	39.8
Total Operating Expenses	252.3	251.3	734.2	805.9
Operating Income	41.6	37.0	114.5	130.0
Other Income (Expense)
Interest Expense	(16.3)	(16.1)	(47.9)	(48.9)
Equity Earnings	5.1	4.9	16.7	15.3
Gain on Sale of U.S. Water Services	—	—	—	20.6
Other	2.9	3.0	9.1	14.6
Total Other Income (Expense)	(8.3)	(8.2)	(22.1)	1.6
Income Before Income Taxes	33.3	28.8	92.4	131.6
Income Tax Expense (Benefit)	(5.5)	(2.4)	(27.8)	(4.3)
Net Income	38.8	31.2	120.2	135.9
Net Loss Attributable to Non-Controlling Interest	(1.9)	—	(6.9)	—
Net Income Attributable to ALLETE	$40.7	$31.2	$127.1	$135.9
Average Shares of Common Stock
Basic	51.9	51.7	51.8	51.6
Diluted	52.0	51.8	51.9	51.7
Basic Earnings Per Share of Common Stock	$0.78	$0.60	$2.45	$2.63
Diluted Earnings Per Share of Common Stock	$0.78	$0.60	$2.45	$2.63
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millions
Net Income	$38.8	$31.2	$120.2	$135.9
Other Comprehensive Income
Unrealized Gain on Securities
Net of Income Tax Expense of $–, $–, $– and $0.1	—	—	—	0.2
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.1, $0.2 and $0.2	0.2	0.1	0.5	0.3
Total Other Comprehensive Income	0.2	0.1	0.5	0.5
Total Comprehensive Income	39.0	31.3	120.7	136.4
Net Loss Attributable to Non-Controlling Interest	(1.9)	—	(6.9)	—
Total Comprehensive Income Attributable to ALLETE	$40.9	$31.3	$127.6	$136.4
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2020	2019
Millions
Operating Activities
Net Income	$120.2	$135.9
AFUDC – Equity	(1.8)	(1.9)
Income from Equity Investments – Net of Dividends	(2.3)	(3.2)
Realized and Unrealized Gain on Investments and Property, Plant and Equipment	—	(2.1)
Depreciation Expense	161.3	150.3
Amortization of PSAs	(8.5)	(8.7)
Amortization of Other Intangible Assets and Other Assets	8.5	9.9
Deferred Income Tax Benefit	(27.9)	(4.5)
Share-Based and ESOP Compensation Expense	4.7	4.9
Defined Benefit Pension and Postretirement Benefit Expense	0.1	1.8
Provision (Payments) for Interim Rate Refund	5.2	(40.0)
Payments for Tax Reform Refund	(0.1)	(10.4)
Bad Debt Expense	1.6	(0.3)
Gain on Sale of U.S. Water Services	—	(20.6)
Changes in Operating Assets and Liabilities
Accounts Receivable	2.8	34.1
Inventories	(2.0)	(15.9)
Prepayments and Other	8.8	7.3
Accounts Payable	2.2	(3.3)
Other Current Liabilities	12.5	(15.8)
Cash Contributions to Defined Benefit Pension Plans	(10.7)	(10.4)
Changes in Regulatory and Other Non-Current Assets	(23.5)	(16.2)
Changes in Regulatory and Other Non-Current Liabilities	(7.2)	(14.5)
Cash from Operating Activities	243.9	176.4
Investing Activities
Proceeds from Sale of Available-for-sale Securities	6.8	11.2
Payments for Purchase of Available-for-sale Securities	(7.2)	(11.1)
Payments for Equity Investments	(91.0)	(26.4)
Return of Capital from Equity Investments	—	8.3
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	—	266.1
Additions to Property, Plant and Equipment	(540.8)	(421.3)
Other Investing Activities	(1.0)	13.2
Cash for Investing Activities	(633.2)	(160.0)
Financing Activities
Proceeds from Issuance of Common Stock	12.8	1.7
Proceeds from Issuance of Long-Term Debt	607.4	200.0
Repayments of Long-Term Debt	(207.4)	(66.1)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	67.8	—
Acquisition-Related Contingent Consideration Payments	—	(3.8)
Dividends on Common Stock	(96.0)	(91.0)
Other Financing Activities	(2.7)	(1.0)
Cash from Financing Activities	381.9	39.8
Change in Cash, Cash Equivalents and Restricted Cash	(7.4)	56.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	92.5	79.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$85.1	$135.2
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,447.7	$1,433.3	$1,436.7	$1,428.5
Common Stock Issued	6.5	1.8	17.5	6.6
Balance, End of Period	1,454.2	1,435.1	1,454.2	1,435.1

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.3)	(26.9)	(23.6)	(27.3)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain on Debt Securities	—	—	—	0.2
Defined Benefit Pension and Other Postretirement Plans	0.2	0.1	0.5	0.3
Balance, End of Period	(23.1)	(26.8)	(23.1)	(26.8)

Retained Earnings
Balance, Beginning of Period	841.3	798.6	818.8	754.6
Net Income Attributable to ALLETE	40.7	31.2	127.1	135.9
Common Stock Dividends	(32.1)	(30.3)	(96.0)	(91.0)
Balance, End of Period	849.9	799.5	849.9	799.5

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	166.5	—	103.7	—
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	—	—	67.8	—
Net Loss Attributable to Non-Controlling Interest	(1.9)	—	(6.9)	—
Balance, End of Period	164.6	—	164.6	—

Total Equity	$2,445.6	$2,207.8	$2,445.6	$2,207.8

Dividends Per Share of Common Stock	$0.6175	$0.5875	$1.8525	$1.7625
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2019, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the quarter and nine months ended September 30, 2020, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2020. For further information, refer to the Consolidated Financial Statements and notes included in our 2019 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2020, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under ALLETE Clean Energy PSAs as well as loan and tax equity financing agreements. The December 31, 2018, balance presented also included deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Millions
Cash and Cash Equivalents	$79.0	$69.3	$100.3	$69.1
Restricted Cash included in Prepayments and Other	3.2	2.8	3.4	1.3
Restricted Cash included in Other Non-Current Assets	2.9	20.4	31.5	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$85.1	$92.5	$135.2	$79.0

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	September 30, 2020	December 31, 2019
Millions
Fuel (a)	$25.1	$25.9
Materials and Supplies	49.7	46.9
Total Inventories – Net	$74.8	$72.8
(a)    Fuel consists primarily of coal inventory at Minnesota Power.

Other Non-Current Assets	September 30, 2020	December 31, 2019
Millions
Contract Assets (a)	$26.1	$28.0
Operating Lease Right-of-use Assets	24.0	28.6
ALLETE Properties	21.2	21.9
Restricted Cash	2.9	20.4
Other Postretirement Benefit Plans	38.9	37.5
Other	83.1	81.8
Total Other Non-Current Assets	$196.2	$218.2
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities	September 30, 2020	December 31, 2019
Millions
PSAs	$12.5	$12.3
Provision for Interim Rate Refund (a)	5.2	—
Fuel Adjustment Clause (b)	10.3	—
Operating Lease Liabilities	6.3	6.9
Other	36.4	41.2
Total Other Current Liabilities	$70.7	$60.4
(a)Provision for Interim Rate Refund represents reserves for interim rates resulting from the MPUC’s approval of Minnesota Power’s petition and proposal to resolve and withdraw its rate case. (See Note 2. Regulatory Matters.)
(b)See Note 2. Regulatory Matters.

Other Non-Current Liabilities	September 30, 2020	December 31, 2019
Millions
Asset Retirement Obligation	$164.4	$160.3
PSAs	55.2	64.6
Operating Lease Liabilities	17.7	21.8
Other	48.2	46.3
Total Other Non-Current Liabilities	$285.5	$293.0

Other Income
Nine Months Ended September 30,	2020	2019
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$6.5	$5.2
Interest and Investment Income	0.4	3.3
AFUDC - Equity	1.8	1.9
Gain on Land Sales	0.5	2.1
Other	(0.1)	2.1
Total Other Income	$9.1	$14.6
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2020	2019
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$48.8	$53.5
Recognition of Right-of-use Assets and Lease Liabilities	—	$30.4
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(88.4)	$6.3
Capitalized Asset Retirement Costs	$2.1	$16.6
AFUDC–Equity	$1.8	$1.9

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries on the Consolidated Balance Sheet and net loss attributable to non-controlling interest on the Consolidated Statement of Income represent the portion of equity ownership and earnings, respectively, of subsidiaries that are not attributable to equity holders of ALLETE. These amounts as of and during the quarter and nine months ended September 30, 2020, related to the tax equity financing structure for ALLETE Clean Energy’s 106 MW Glen Ullin and 80 MW South Peak wind energy facilities.

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

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $22.6 million for the nine months ended September 30, 2020 ($24.3 million for nine months ended September 30, 2019).

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

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause on an ongoing basis. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 of which $6.5 million were refunded in the third quarter. The remainder will be refunded in the fourth quarter of 2020.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. On August 15, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor, which was approved at a hearing on October 1, 2020.

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

On March 2, 2020, Minnesota Power filed its fuel adjustment clause report covering July 2018 through December 2019. In an order dated September 16, 2020, the MPUC referred the review of Minnesota Power’s forced outage costs during the period of the report, which totaled approximately $8 million, to an administrative law judge for a contested case hearing to determine if any of those costs should be returned to customers. A decision by the administrative law judge is expected in mid-2021. We cannot predict the outcome of this proceeding.

COVID-19 Related Deferred Accounting. In an order dated March 24, 2020, the PSCW authorized public utilities, which includes SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders, and as otherwise required to ensure the provision of safe, reliable and affordable access to utility services during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of the COVID-19 pandemic, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding. In an order dated May 22, 2020, the MPUC approved the joint petition requiring the joint petitioners to track cost and revenue impacts resulting from the COVID-19 pandemic with review for recovery in a future rate proceeding.

Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac plant and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso paper mill to its next general rate case or other proceeding for review for recovery by the MPUC.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. The MPUC also has required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. Minnesota Power’s next IRP filing was due October 1, 2020; however, on May 29, 2020, Minnesota Power filed a request to extend the deadline for submitting its next IRP filing citing the COVID-19 pandemic. In an order dated September 25, 2020, the MPUC granted an extension of the deadline for submission until February 1, 2021, with interim reports due in the fourth quarter of 2020. On October 1, 2020, Minnesota Power submitted an initial securitization report regarding Boswell Units 3 and 4 as required in the MPUC’s order.

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court with oral arguments held on October 6, 2020. There is no deadline for the Minnesota Supreme Court to issue a ruling. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through September 30, 2020, is approximately $14 million.

Conservation Improvement Program. On July 1, 2020, Minnesota Power submitted its CIP triennial filing for 2021 through 2023 to the MPUC, which outlines Minnesota Power’s CIP spending and energy-saving goals for those years. Minnesota Power’s CIP investment goals are $10.5 million for 2021, $10.7 million for 2022 and $10.9 million for 2023, subject to MPUC approval.

On May 1, 2020, Minnesota Power submitted its 2019 consolidated filing detailing Minnesota Power’s CIP program results and requesting a CIP financial incentive of $2.4 million based upon MPUC procedures, which was recognized in the third quarter of 2020 upon approval by the MPUC in an order dated August 18, 2020. In 2019, the CIP financial incentive of $2.8 million was recognized in the third quarter upon approval by the MPUC of Minnesota Power’s 2018 CIP consolidated filing. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

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

Regulatory Assets and Liabilities	September 30, 2020	December 31, 2019
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$204.9	$212.9
Income Taxes	122.3	123.4
Cost Recovery Riders	46.8	24.7
Asset Retirement Obligations	31.6	32.0
Manufactured Gas Plant	8.7	8.2
Boswell Units 1 and 2 Net Plant and Equipment	6.4	10.7
PPACA Income Tax Deferral	4.6	4.8
Other	2.6	3.8
Total Non-Current Regulatory Assets	$427.9	$420.5

Current Regulatory Liabilities (a)
Fuel Adjustment Clause (b)	$10.3	—
Provision for Interim Rate Refund (c)	5.2	—
Transmission Formula Rates Refund	1.0	$1.7
Other	1.6	0.2
Total Current Regulatory Liabilities	18.1	1.9
Non-Current Regulatory Liabilities
Income Taxes	388.0	407.2
Wholesale and Retail Contra AFUDC	86.9	79.3
Plant Removal Obligations	41.1	35.5
Defined Benefit Pension and Other Postretirement Benefit Plans	12.6	17.0
North Dakota Investment Tax Credits	12.1	12.3
Conservation Improvement Program	3.1	5.4
Other	3.3	3.6
Total Non-Current Regulatory Liabilities	547.1	560.3
Total Regulatory Liabilities	$565.2	$562.2
(a)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
(b)Fuel adjustment clause regulatory liability represents the amount expected to be refunded to customers for the over-collection of fuel adjustment clause recoveries. (See Fuel Adjustment Clause Reform.)
(c)Provision for Interim Rate Refund represents reserves for interim rates resulting from the MPUC’s approval of Minnesota Power’s petition and proposal to resolve and withdraw its rate case. This amount is expected to be refunded to Minnesota Power regulated retail customers in the fourth quarter of 2020. (See 2020 Minnesota General Rate Case.)

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. For the nine months ended September 30, 2020, we invested $2.0 million in ATC, and on October 30, 2020, we invested an additional $0.8 million. We do not expect to make any additional investments in 2020.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2019	$141.6
Cash Investments	2.0
Equity in ATC Earnings (a)	16.7
Distributed ATC Earnings	(14.4)
Amortization of the Remeasurement of Deferred Income Taxes	0.9
Equity Investment Balance as of September 30, 2020	$146.8
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

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. As of September 30, 2020, our equity investment in Nobles 2 was $145.0 million ($56.0 million at December 31, 2019). For the nine months ended September 30, 2020, we invested $89.0 million in Nobles 2, and in October 2020 we invested an additional $0.7 million. We expect to make approximately $25 million in additional investments in 2020.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020, and December 31, 2019. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of September 30, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$10.4	—	—	$10.4
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$10.5	—	10.5
Cash Equivalents	1.3	—	—	1.3
Total Fair Value of Assets	$11.7	$10.5	—	$22.2

Liabilities
Deferred Compensation (c)	—	$21.3	—	$21.3
Total Fair Value of Liabilities	—	$21.3	—	$21.3
Total Net Fair Value of Assets (Liabilities)	$11.7	$(10.8)	—	$0.9

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$11.1	—	—	$11.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$9.7	—	9.7
Cash Equivalents	0.9	—	—	0.9
Total Fair Value of Assets	$12.0	$9.7	—	$21.7

Liabilities
Deferred Compensation (c)	—	$21.2	—	$21.2
Total Fair Value of Liabilities	—	$21.2	—	$21.2
Total Net Fair Value of Assets (Liabilities)	$12.0	$(11.5)	—	$0.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of September 30, 2020, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.6 million, in one year to less than three years was $4.3 million, in three years to less than five years was $3.3 million and in five or more years was $0.3 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
September 30, 2020	$2,022.5	$2,322.1
December 31, 2019	$1,622.6	$1,791.8
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2020, and the year ended December 31, 2019, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets that could indicate impairment at an ALLETE Clean Energy wind energy facility which currently has undiscounted future cash flows that are marginally in excess of the asset carrying value of approximately $11 million. A continued decline in energy prices would likely result in a future impairment.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2020, and December 31, 2019:

September 30, 2020	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$404.8	$(0.3)	$404.5
Long-Term Debt	1,617.7	(9.7)	1,608.0
Total Debt	$2,022.5	$(10.0)	$2,012.5

December 31, 2019	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$213.3	$(0.4)	$212.9
Long-Term Debt	1,409.3	(8.4)	1,400.9
Total Debt	$1,622.6	$(8.8)	$1,613.8

We had $22.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of September 30, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019).

On January 10, 2020, ALLETE entered into a $200 million unsecured term loan agreement (Term Loan) of which we have borrowed the full amount as of September 30, 2020. The Term Loan is due on February 10, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.55 percent. Proceeds from the Term Loan were used for construction-related expenditures.

On August 3, 2020, ALLETE issued first mortgage bonds (Bonds) to certain institutional buyers in the private placement market as follows:

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

On September 10, 2020, ALLETE sold $150 million of the Company’s senior unsecured notes (Notes) to certain institutional buyers in the private placement market. The Notes were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The Notes bear interest at a rate of 2.65 percent and mature on September 10, 2025.

Interest on the Notes is payable semi-annually on March 1 and September 1 of each year, commencing on March 1, 2021. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Notes are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Notes were used for construction-related expenditures and general corporate purposes.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2020, our ratio was approximately 0.46 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of September 30, 2020, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of September 30, 2020, Square Butte had total debt outstanding of $271.4 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2020, was $59.9 million ($61.3 million for the same period in 2019). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $5.4 million ($6.3 million for the same period in 2019). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Minnesota Power Short-term PSAs. Minnesota Power has entered into various short-term PSAs to sell 300 MW of energy in the fourth quarter of 2020 and 2021. These PSAs were entered into to proactively mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic. Additional transactions, purchases or sales, could be entered into as the extent and duration of the COVID-19 pandemic becomes known.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Transmission (Continued)

Great Northern Transmission Line. As a condition of the 250-MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. On June 1, 2020, Minnesota Power placed the GNTL into service with project costs of approximately $310 million incurred by Minnesota Power through September 30, 2020. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, incurred through September 30, 2020 totaled approximately $660 million. Also on June 1, 2020, Manitoba Hydro placed the MMTP into service.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

With the repeal of the CPP, the Affordable Clean Energy Rule was finalized. The rule establishes emissions guidelines for states to use when developing plans to limit carbon dioxide at coal-fired power plants. The rule identifies heat rate improvements made at individual units as the best system of emission reduction. Affected facilities for Minnesota Power include Boswell Units 3 and 4, and Taconite Harbor Units 1 and 2, which are currently economically idled. Based on our initial review of the rule, many of the candidate heat rate improvements are already installed on Boswell Units 3 and 4.

Additionally, the EPA finalized new regulations for the state implementation of the Affordable Clean Energy Rule and any future emission guidelines issued under CAA Section 111(d). States will have three years to submit SIPs, and the EPA has 12 months to review and approve those plans. Since the Affordable Clean Energy Rule allows states considerable flexibility in how to best implement its requirements, Minnesota Power plans to work closely with the MPCA and the Minnesota Department of Commerce, who are currently co-reviewing the rule as the state develops its SIP. If a state does not submit a SIP or submits a SIP that is unacceptable to the EPA, the EPA will develop a Federal Implementation Plan. The MPCA currently plans to develop a SIP for the Affordable Clean Energy Rule and Minnesota Power is working with the MPCA to provide requested information for the SIP. Minnesota Power is also monitoring legal challenges to the rule and any potential impacts their outcome may have to the Affordable Clean Energy Rule or the development of Minnesota’s SIP.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsidered the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule sets technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2023, or December 31, 2028 in some specific cases. The rule also establishes new subcategories for retiring high-flow and low-utilization units, and establishes a voluntary incentives program for FGD wastewater.

The ELG's potential impact on Minnesota Power operations is primarily at Boswell. Boswell currently discharges bottom ash contact water through its NPDES permit, and also has a closed-loop FGD system that does not discharge to surface waters, but may do so in the future if additional water treatment measures are implemented. With Boswell’s planned conversion to dry FGD handling and storage, ongoing FGD water generation will be reduced, and the majority of FGD waters will be legacy waters to be dewatered from existing impoundments. Re-use and onsite consumption for the majority of FGD waters is planned at Boswell.

Under the new ELG rule, most bottom ash transport water discharge to surface waters must cease no later than December 31, 2025, except for small discharges needed to retain water balance. The majority of bottom ash transport water will either need to be re-used in a closed-loop process or routed to a FGD scrubber. At Boswell, the bottom ash handling systems are planned to be converted to a dry process, which will eliminate bottom ash transport water. Re-use and onsite consumption of any residual bottom ash contact water is planned at Boswell post-ELG bottom ash discharge restriction deadlines.

The EPA’s additional reconsideration of legacy wastewater discharge requirements have the potential to reduce timelines for dewatering Boswell’s existing bottom ash pond. The timing of a draft rule addressing legacy wastewater and leachate is currently unknown.

At this time, we estimate that the planned dry conversion of bottom ash handling and storage at Boswell in response to the CCR revisions requiring closure of clay-lined impoundments, as well as other water re-use practices, will reduce or eliminate the need for additional significant compliance costs for ELG bottom ash water and FGD requirements. Compliance costs we might incur related to other ELG waste streams (e.g. legacy leachate) or other potential future water discharge regulations cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Solid and Hazardous Waste. The Resource Conservation and Recovery Act of 1976 regulates the management and disposal of solid and hazardous wastes. We are required to notify the EPA of hazardous waste activity and, consequently, routinely submit reports to the EPA.

Coal Ash Management Facilities. Minnesota Power has the ability to store or dispose of coal ash at four of its electric generating facilities by the following methods: storing ash in clay-lined onsite impoundments (ash ponds), disposing of dry ash in a lined dry ash landfill, applying ash to land as an approved beneficial use and trucking ash to state permitted landfills.

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
ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision changed the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in August and December 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Rule Part A, was finalized on September 28, 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. Minnesota Power intends to seek EPA approval to extend the closure date for the two active Boswell impoundments. Additionally, the EPA recently released a proposed Part B rulemaking that addresses options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. A final Part B Rule is expected in late 2020. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent of contamination at the site and surrounding properties. In December 2017, the WDNR authorized SWL&P to transition from site investigation into the remedial design process. As of September 30, 2020, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2019); however, SWL&P continues to work with the WDNR on the extent of contamination which may result in additional remediation costs being identified. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of September 30, 2020, we had $106.7 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of September 30, 2020, we had $28.8 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security for MISO and state agency agreements as well as energy facilities under development.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of September 30, 2020, ALLETE Clean Energy has $63.9 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development.

Corporate and Other.

Investment in Nobles 2. Construction of the Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of September 30, 2020, ALLETE South Wind has $14.0 million outstanding in standby letters of credit, related to our portion of the security requirements relative to our ownership in Nobles 2.

BNI Energy. As of September 30, 2020, BNI Energy had surety bonds outstanding of $67.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $67.3 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

ALLETE Properties. As of September 30, 2020, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.3 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.3 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of September 30, 2020, we owned 53 percent of the assessable land in the Town Center District (53 percent as of December 31, 2019). As of September 30, 2020, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.9 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

		2020			2019
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$40.7		$40.7	$31.2		$31.2
Average Common Shares	51.9	0.1	52.0	51.7	0.1	51.8
Earnings Per Share	$0.78		$0.78	$0.60		$0.60
Nine Months Ended September 30,
Net Income Attributable to ALLETE	$127.1		$127.1	$135.9		$135.9
Average Common Shares	51.8	0.1	51.9	51.6	0.1	51.7
Earnings Per Share	$2.45		$2.45	$2.63		$2.63

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	$0.1	—	$0.1	$0.2
Total Current Income Tax Expense	$0.1	—	$0.1	$0.2
Deferred Income Tax Expense (Benefit)
Federal (b)	$(8.3)	$(5.0)	$(34.5)	$(21.8)
State (c)	2.9	2.7	7.1	17.7
Investment Tax Credit Amortization	(0.2)	(0.1)	(0.5)	(0.4)
Total Deferred Income Tax Benefit	$(5.6)	$(2.4)	$(27.9)	$(4.5)
Total Income Tax Benefit	$(5.5)	$(2.4)	$(27.8)	$(4.3)
(a)For each of the nine months ended September 30, 2020 and 2019, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For each of the nine months ended September 30, 2020 and 2019, the federal income tax benefit is primarily due to production tax credits.
(c)For the nine months ended September 30, 2019, the state income tax expense is primarily related to the sale of U.S. Water Services.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2020	2019	2020	2019
Millions
Income Before Income Taxes	$33.3	$28.8	$92.4	$131.6
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$7.0	$6.0	$19.4	$27.6
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	2.4	2.1	5.7	14.1
Production Tax Credits	(12.5)	(9.6)	(45.9)	(35.7)
Regulatory Differences – Excess Deferred Tax	(3.2)	(1.7)	(8.5)	(6.5)
U.S. Water Services Sale of Stock Basis Difference	—	—	—	1.7
Non-Controlling Interest in Subsidiaries	0.4	—	1.5	—
Share-Based Compensation	—	—	(0.1)	(0.9)
Other	0.4	0.8	0.1	(4.6)
Total Income Tax Benefit	$(5.5)	$(2.4)	$(27.8)	$(4.3)

For the nine months ended September 30, 2020, the effective tax rate was a benefit of 30.1 percent (benefit of 3.3 percent for the nine months ended September 30, 2019). The effective tax rate for 2020 was primarily impacted by production tax credits. The effective tax rate for 2019 was primarily impacted by production tax credits and the gain on sale of U.S. Water Services.

Uncertain Tax Positions. As of September 30, 2020, we had gross unrecognized tax benefits of $1.4 million ($1.4 million as of December 31, 2019). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 8. INCOME TAX EXPENSE (Continued)
Uncertain Tax Positions (Continued)

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2016, or state examination for years before 2015.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2020	2019	2020	2019
Millions
Quarter Ended September 30,
Service Cost	$2.7	$2.3	$0.8	$1.0
Non-Service Cost Components (a)
Interest Cost	6.9	7.9	1.2	1.9
Expected Return on Plan Assets	(10.6)	(11.0)	(2.4)	(2.6)
Amortization of Prior Service Credits	—	—	(2.0)	(0.4)
Amortization of Net Loss	3.2	1.9	0.3	0.1
Net Periodic Benefit Cost (Credit)	$2.2	$1.1	$(2.1)	—

Nine Months Ended September 30,
Service Cost	$8.0	$7.0	$2.5	$2.8
Non-Service Cost Components (a)
Interest Cost	20.9	23.9	3.7	5.7
Expected Return on Plan Assets	(32.0)	(33.3)	(7.3)	(7.9)
Amortization of Prior Service Credits	(0.1)	(0.2)	(6.0)	(1.5)
Amortization of Net Loss	9.6	5.1	0.8	0.2
Net Periodic Benefit Cost (Credit)	$6.4	$2.5	$(6.3)	$(0.7)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the nine months ended September 30, 2020, we contributed $10.7 million in cash to the defined benefit pension plans ($10.4 million for the nine months ended September 30, 2019); we do not expect to make additional contributions to our defined benefit pension plans in 2020. For the nine months ended September 30, 2020, and 2019, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2020.

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
ALLETE, Inc. Third Quarter 2020 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Millions
Operating Revenue
Regulated Operations
Residential	$34.2	$29.8	$102.5	$104.2
Commercial	37.1	36.8	103.2	110.6
Municipal	11.2	11.8	30.5	39.4
Industrial	109.6	115.6	316.4	357.5
Other Power Suppliers	30.9	37.3	96.6	111.9
CIP Financial Incentive (a)	2.4	2.8	2.4	2.8
Other	29.7	20.0	69.6	59.7
Total Regulated Operations	255.1	254.1	721.2	786.1

ALLETE Clean Energy
Long-term PSA	11.9	7.5	44.0	34.6
Other	2.9	2.9	8.5	8.7
Total ALLETE Clean Energy	14.8	10.4	52.5	43.3

U.S. Water Services (b)
Point-in-Time	—	—	—	19.0
Contract	—	—	—	9.2
Capital Project	—	—	—	5.2
Total U.S. Water Services	—	—	—	33.4

Corporate and Other
Long-term Contract	20.7	20.5	65.6	61.9
Other	3.3	3.3	9.4	11.2
Total Corporate and Other	24.0	23.8	75.0	73.1
Total Operating Revenue	$293.9	$288.3	$848.7	$935.9
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$42.4	$32.4	$111.0	$114.2

ALLETE Clean Energy	1.1	(1.2)	16.8	6.5

U.S. Water Services (b)	—	—	—	(1.1)

Corporate and Other (b)	(2.8)	—	(0.7)	16.3
Total Net Income Attributable to ALLETE	$40.7	$31.2	$127.1	$135.9
(a)     See Note 2. Regulatory Matters.
(b)     In March 2019, ALLETE sold U.S. Water Services. The Company recognized a gain on the sale of $11.1 million after-tax during the nine months ended September 30, 2019, which is reflected in Corporate and Other.

	September 30, 2020	December 31, 2019
Millions
Assets
Regulated Operations	$4,134.4	$4,130.8

ALLETE Clean Energy	1,308.3	1,001.5

Corporate and Other	435.8	350.5
Total Assets	$5,878.5	$5,482.8

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

The trends and results for the quarter and nine months of 2020 may not be indicative of results that may be expected for the year ended December 31, 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. This pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. Additional disclosures in this Form 10-Q regarding the impacts of the ongoing COVID-19 pandemic are located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load, Liquidity and Capital Resources – Liquidity Position and Part II, Item 1A. Risk Factors.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in six states, approximately 740 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 600 MW of wind energy facilities under construction or development. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2020, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2020, to the nine months ended September 30, 2019. The trends and results for the first nine months of 2020 may not be indicative of full year results for 2020 due to uncertainty regarding the extent and duration of the COVID-19 pandemic. (See Overview.)

Net income attributable to ALLETE for the nine months ended September 30, 2020, was $127.1 million, or $2.45 per diluted share, compared to $135.9 million, or $2.63 per diluted share, for the same period in 2019. Net income in 2020 included reserves for interim rates of $8.3 million after-tax, or $0.16 per share, for the refund of interim rates collected through April 30, 2020, resulting from the MPUC’s approval of the resolution of Minnesota Power’s 2020 general rate case. (See Note 2. Regulatory Matters.) Net income in 2019 included a gain on the sale of U.S. Water Services of $11.1 million after-tax, or $0.22 per share, and U.S. Water Services results of operations amounted to a loss of $1.1 million after-tax, or $0.02 per share, in 2019.

Regulated Operations net income attributable to ALLETE was $111.0 million for the nine months ended September 30, 2020, compared to $114.2 million for the same period in 2019. Net income at Minnesota Power was lower than 2019 primarily due to: reserves for interim rates of $8.3 million after-tax for the refund of interim rates collected through April 30, 2020; lower kWh sales to retail and municipal customers; lower revenue from Other Power Suppliers resulting from the expiration of a PSA; and higher depreciation expense. These decreases were partially offset by higher rates resulting from Minnesota Power’s rate case, increased earnings related to the GNTL and the timing of income taxes. Net income at SWL&P was similar to 2019. Our after-tax equity earnings in ATC were higher compared to 2019 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints.
ALLETE Clean Energy net income attributable to ALLETE was $16.8 million for the nine months ended September 30, 2020, compared to $6.5 million for the same period in 2019. Net income in 2020 included $7.5 million of additional production tax credits compared to 2019, earnings from the Glen Ullin and South Peak wind energy facilities which commenced operations in December 2019 and April 2020, respectively, and higher wind resources at other wind energy facilities. These increases were partially offset by higher operating expenses.

U.S. Water Services net loss attributable to ALLETE was $1.1 million for nine months ended September 30, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net loss attributable to ALLETE was $0.7 million for the nine months ended September 30, 2020, compared to net income of $16.3 million for the same period in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $11.1 million after-tax. Net income in 2020 included lower earnings on cash and short-term investments as well as additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2020	2019
Millions
Operating Revenue – Utility	$255.1	$254.1
Fuel, Purchased Power and Gas – Utility	93.4	98.2
Transmission Services – Utility	14.9	18.3
Operating and Maintenance	48.1	47.5
Depreciation and Amortization	41.3	39.4
Taxes Other than Income Taxes	11.9	11.4
Operating Income	45.5	39.3
Interest Expense	(14.4)	(14.4)
Equity Earnings	5.1	4.9
Other Income	1.6	2.1
Income Before Income Taxes	37.8	31.9
Income Tax Expense (Benefit)	(4.6)	(0.5)
Net Income	$42.4	$32.4

Operating Revenue – Utility increased $1.0 million from 2019 primarily due to increased revenue related to the GNTL, higher rates resulting from Minnesota Power’s rate case and higher fuel adjustment clause recoveries. These increases were partially offset by lower revenue from kWh sales.

Cost recovery rider and transmission revenue related to the GNTL increased $7.6 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020 and additional expenditures for property, plant and equipment.

Revenue increased $6.8 million due to higher rates resulting from the resolution of Minnesota Power’s 2020 general rate case. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $3.1 million due to the timing of fuel adjustment clause recoveries. Beginning in 2020, Minnesota utilities adopted a new fuel adjustment clause methodology. (See Note 2. Regulatory Matters.)

Revenue from kWh sales decreased $17.0 million from 2019 reflecting lower sales to commercial and industrial customers as well as the expiration of a 100 MW PSA in April 2020, partially offset by higher sales to residential customers. Sales to commercial and industrial customers decreased primarily due to the adverse impact of the COVID-19 pandemic on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the third quarter of 2020 as a result of the COVID-19 pandemic and related governmental responses, with USS Corporation's Keetac plant and Verso Corporation’s paper mill in Duluth, Minnesota both idled. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to residential customers increased from 2019 primarily due to the impact of the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Quarter Ended September 30,	2020	2019	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	268	248	20	8.1%
Commercial	345	361	(16)	(4.4)%
Industrial	1,410	1,802	(392)	(21.8)%
Municipal	147	146	1	0.7%
Total Retail and Municipal	2,170	2,557	(387)	(15.1)%
Other Power Suppliers	967	758	209	27.6%
Total Regulated Utility Kilowatt-hours Sold	3,137	3,315	(178)	(5.4)%

ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite customers accounted for 25 percent of consolidated operating revenue in 2020 (27 percent in 2019). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2020 (6 percent in 2019). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2020 (7 percent in 2019).

Operating Expenses decreased $5.2 million, or 2 percent, from 2019.

Fuel, Purchased Power and Gas – Utility expense decreased $4.8 million, or 5 percent, from 2019 primarily due to lower kWh sales and lower purchased power prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $3.4 million, or 19 percent, from 2019 primarily due to lower MISO-related expense.

Depreciation and Amortization expense increased $1.9 million, or 5 percent, from 2019 primarily due to additional property, plant and equipment in service.

Income Tax Benefit increased $4.1 million from 2019 primarily due to additional income tax benefit recorded in 2020 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. We expect our annual effective tax rate in 2020 to be a higher income tax benefit than in 2019 primarily due to lower pre-tax income.

ALLETE Clean Energy

Quarter Ended September 30,	2020	2019
Millions
Operating Revenue
Contracts with Customers – Non-utility	$11.9	$7.5
Other – Non-utility (a)	2.9	2.9
Operating and Maintenance	10.8	7.3
Depreciation and Amortization	9.3	6.7
Taxes and Other	0.8	0.5
Operating Income (Loss)	(6.1)	(4.1)
Interest Expense	(0.4)	(0.7)
Other Income	—	0.3
Loss Before Income Taxes	(6.5)	(4.5)
Income Tax Expense (Benefit)	(5.7)	(3.3)
Net Income	(0.8)	(1.2)
Net Loss Attributable to Non-Controlling Interest	(1.9)	—
Net Income (Loss) Attributable to ALLETE	$1.1	$(1.2)
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $4.4 million, or 42 percent, from 2019 primarily due to revenue from the Glen Ullin and South Peak wind energy facilities which commenced operations in December 2019 and April 2020, respectively, as well as higher wind resources and availability at other wind energy facilities.

	Quarter Ended September 30,
	2020		2019
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	41.6	$3.7	28.6	$2.5
Midwest	182.5	7.0	145.0	6.7
West	166.3	4.1	15.3	1.2
Total Production and Operating Revenue	390.4	$14.8	188.9	$10.4

ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2020 AND 2019 (Continued)
ALLETE Clean Energy (Continued)

Operating and Maintenance expense increased $3.5 million, or 48 percent, from 2019 primarily due to operating and maintenance expenses related to the Glen Ullin and South Peak wind energy facilities as well as the Diamond Spring wind project.

Depreciation and Amortization expense increased $2.6 million, or 39 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin and South Peak wind energy facilities.

Income Tax Benefit increased $2.4 million from 2019 primarily due to additional production tax credits generated in 2020 and additional income tax benefit recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. The income tax benefit in 2020 reflected production tax credits of $4.4 million compared to $2.1 million in 2019.

Net Loss Attributable to Non-Controlling Interest was $1.9 million in 2020 reflecting net losses attributable to non-controlling interest for the Glen Ullin and South Peak wind energy facilities.

Corporate and Other

Operating Revenue was similar to 2019.

Net Loss Attributable to ALLETE increased $2.8 million from 2019 primarily due to lower earnings on cash and short-term investments in 2020 as well as additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. These decreases were partially offset by higher earnings from marketable equity securities held in benefit trusts in 2020. Net income at BNI Energy was $2.1 million in 2020 compared to $1.7 million in 2019 reflecting higher earnings from marketable equity securities held in benefit trusts in 2020. The net loss at ALLETE Properties was $0.7 million in 2020 compared to a net loss of $1.0 million in 2019.

Income Taxes – Consolidated

For the quarter ended September 30, 2020, the effective tax rate was a benefit of 16.5 percent (benefit of 8.3 percent for the quarter ended September 30, 2019). The 2020 increase in tax benefit was primarily due to additional income tax benefit recorded in 2020 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2020	2019
Millions
Operating Revenue – Utility	$721.2	$786.1
Fuel, Purchased Power and Gas – Utility	251.7	295.9
Transmission Services – Utility	49.8	55.8
Operating and Maintenance	145.4	149.4
Depreciation and Amortization	124.9	119.4
Taxes Other than Income Taxes	36.5	36.2
Operating Income	112.9	129.4
Interest Expense	(43.7)	(44.3)
Equity Earnings	16.7	15.3
Other Income	8.3	9.2
Income Before Income Taxes	94.2	109.6
Income Tax Expense (Benefit)	(16.8)	(4.6)
Net Income Attributable to ALLETE	$111.0	$114.2

Operating Revenue – Utility decreased $64.9 million from 2019 primarily due to lower revenue from kWh sales, fuel adjustment clause recoveries and conservation improvement program recoveries, partially offset by increased revenue related to the GNTL and higher rates resulting from Minnesota Power’s rate case.

Revenue from kWh sales decreased $52.2 million from 2019 reflecting lower sales to commercial, industrial and municipal customers as well as the expiration of a 100 MW PSA in April 2020. Sales to commercial and industrial customers decreased primarily due to the adverse impact of the COVID-19 pandemic on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the second and third quarters of 2020 as a result of the COVID-19 pandemic and related governmental responses. In addition, USS Corporation idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota, both of which remain idled. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to municipal customers decreased from 2019 as a result of the expiration of a contract with a municipal customer in June 2019. Sales to residential customers increased from 2019 primarily due to the impact of COVID-19, partially offset by warmer weather in the first quarter of 2020.

Kilowatt-hours Sold			Variance
Nine Months Ended September 30,	2020	2019	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	835	829	6	0.7%
Commercial	983	1,043	(60)	(5.8)%
Industrial	4,547	5,389	(842)	(15.6)%
Municipal	434	519	(85)	(16.4)%
Total Retail and Municipal	6,799	7,780	(981)	(12.6)%
Other Power Suppliers	2,495	2,294	201	8.8%
Total Regulated Utility Kilowatt-hours Sold	9,294	10,074	(780)	(7.7)%

Revenue from electric sales to taconite customers accounted for 25 percent of consolidated operating revenue in 2020 (25 percent in 2019). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of consolidated operating revenue in 2020 (6 percent in 2019). Revenue from electric sales to pipelines and other industrial customers accounted for 7 percent of consolidated operating revenue in 2020 (7 percent in 2019).

Fuel adjustment clause revenue decreased $19.8 million due to lower fuel and purchased power costs attributable to retail and municipal customers, partially offset by the timing of fuel adjustment clause recoveries in 2019. Beginning in 2020, Minnesota utilities adopted a new fuel adjustment clause methodology. (See Note 2. Regulatory Matters.)

ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Continued)
Regulated Operations (Continued)

Conservation improvement program recoveries decreased $4.6 million from 2019 primarily due to a decrease in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Cost recovery rider and transmission revenue related to GNTL increased $11.6 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020 and additional expenditures for property, plant and equipment.

Revenue increased $10.3 million due to higher rates beginning in May 2020 resulting from the resolution of Minnesota Power’s 2020 general rate case. As part of the resolution, interim rates collected from January 2020 through April 2020 were offset with reserves for interim rates which are expected to be refunded in the fourth quarter of 2020. (See Note 2. Regulatory Matters.)

Operating Expenses decreased $48.4 million, or 7 percent, from 2019.

Fuel, Purchased Power and Gas – Utility expense decreased $44.2 million, or 15 percent, from 2019 primarily due to lower kWh sales, purchased power prices and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $6.0 million, or 11 percent, from 2019 primarily due to lower MISO-related expense.

Operating and Maintenance expense decreased $4.0 million, or 3 percent, from 2019 primarily due to a decrease in conservation improvement program expenses and lower benefit and other employee-related expenses in 2020. These decreases were partially offset by rate case expenses and higher bad debt expense in 2020.

Depreciation and Amortization expense increased $5.5 million, or 5 percent, from 2019 primarily due to additional property, plant and equipment in service.

Equity Earnings increased $1.4 million, or 9 percent, from 2019 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints. (See Outlook – Regulated Operations – Transmission – Investment in ATC.)

Income Tax Benefit increased $12.2 million from 2019 primarily due to lower pre-tax income and additional income tax benefit recorded in 2020 as GAAP requires the recognition of income tax expense at the estimated annual effective tax rate. We expect our annual effective tax rate in 2020 to be a higher income tax benefit than in 2019 primarily due to lower pre-tax income.

ALLETE Clean Energy

Nine Months Ended September 30,	2020	2019
Millions
Operating Revenue
Contracts with Customers – Non-utility	$44.0	$34.6
Other – Non-utility (a)	8.5	8.7
Operating and Maintenance	26.8	22.7
Depreciation and Amortization	26.4	19.8
Taxes and Other	2.4	1.6
Operating Income	(3.1)	(0.8)
Interest Expense	(1.4)	(2.3)
Other Income	0.2	2.1
Loss Before Income Taxes	(4.3)	(1.0)
Income Tax Expense (Benefit)	(14.2)	(7.5)
Net Income	9.9	6.5
Net Loss Attributable to Non-Controlling Interest	(6.9)	—
Net Income Attributable to ALLETE	$16.8	$6.5
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Continued)
ALLETE Clean Energy (Continued)

Operating Revenue increased $9.2 million, or 21 percent, from 2019 primarily due to revenue from the Glen Ullin and South Peak wind energy facilities which commenced operations in December 2019 and April 2020, respectively, as well as higher wind resources at other wind energy facilities.

	Nine Months Ended September 30,
	2020		2019
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	177.3	$15.9	173.0	$15.7
Midwest	634.3	23.2	549.4	23.5
West	510.6	13.4	51.4	4.1
Total Production and Operating Revenue	1,322.2	$52.5	773.8	$43.3

Operating and Maintenance expense increased $4.1 million, or 18 percent, from 2019 primarily due to operating and maintenance expenses related to the Glen Ullin and South Peak wind energy facilities as well as the Diamond Spring wind project.

Depreciation and Amortization expense increased $6.6 million, or 33 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin and South Peak wind energy facilities.

Other Income decreased $1.9 million from 2019 reflecting various individually immaterial items.

Income Tax Benefit increased $6.7 million from 2019 primarily due to additional production tax credits generated in 2020 compared to 2019. The income tax benefit in 2020 reflected production tax credits of $13.8 million compared to $6.3 million in 2019.

Net Loss Attributable to Non-Controlling Interest was $6.9 million in 2020 reflecting net losses attributable to non-controlling interest for the Glen Ullin and South Peak wind energy facilities.

U.S. Water Services

Nine Months Ended September 30,	2020	2019
Millions
Operating Revenue	—	$33.4
Net Loss Attributable to ALLETE	—	$(1.1)

Operating Revenue was $33.4 million for the nine months ended September 30, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Net Loss Attributable to ALLETE was $1.1 million for the nine months ended September 30, 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other

Operating Revenue increased $1.9 million, or 3 percent, from 2019 primarily due to higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2020 compared to 2019, partially offset by the timing of land sales at ALLETE Properties.

Net Loss Attributable to ALLETE was $0.7 million in 2020 compared to net income of $16.3 million in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $11.1 million after-tax. Net income in 2020 included lower earnings on cash and short-term investments as well as additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. Net income at BNI Energy was $5.3 million in 2020 and 2019. The net loss at ALLETE Properties was $1.7 million in 2020 compared to a net loss of $2.1 million in 2019.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (Continued)

Income Taxes – Consolidated

For the nine months ended September 30, 2020, the effective tax rate was a benefit of 30.1 percent (benefit of 3.3 percent for the nine months ended September 30, 2019). The effective tax rate for 2020 was a higher benefit primarily due to 2019 including a higher tax rate on and higher pre-tax income resulting from the gain on the sale of U.S. Water Services in 2019.

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

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term (5-year) objective of achieving consolidated average annual earnings per share growth of 5 percent to 7 percent: with a Regulated Operations growth objective of 4 percent to 5 percent, and an ALLETE Clean Energy and Corporate and Other businesses growth objective of at least 15 percent over the long-term. While the Company’s long-term growth objectives remain unchanged, our October 2020 5-year projection indicates achieving these objectives is expected to be challenging. Our October 2020 projection of ALLETE’s long-term consolidated average annual earnings per share growth rate, using 2019 as a base year, is approximately 4 percent: with a Regulated Operations growth projection of approximately 3 percent, and an ALLETE Clean Energy and Corporate and Other businesses growth projection of approximately 30 percent.

Our earnings through September 30, 2020 have been negatively impacted by the ongoing COVID-19 pandemic and related disruptions, and we expect our earnings to continue to be impacted for at least the remainder of 2020. COVID-19 has had a material impact on Minnesota Power’s industrial customers and, as a result, our sales to these customers. USS Corporation idled its Keetac facility and Verso Corporation idled its paper mill in Duluth, Minnesota. We expect the Keetac facility to restart in December 2020, and the Verso paper mill to be idled through the rest of 2020 and potentially portions of, if not all of, 2021. In addition, many of our commercial, municipal, and other smaller industrial customers were operating at reduced levels, or are temporarily closed or were idled during 2020, and we expect some of these customers to be similarly affected in 2021.

In response to these lower sales in 2020, and in anticipation of potentially lower sales in 2021, Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac facility and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso paper mill to its next general rate case or other proceeding for review for recovery by the MPUC. (See Note 2. Regulatory Matters – COVID-19 Related Deferred Accounting.) Minnesota Power anticipates filing a general rate case in November 2021 with a 2022 test year.

Minnesota Power is also required to submit its next IRP with the MPUC by February 1, 2021, and include in that filing potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. The outcome of this IRP is likely to be instrumental in the evolution of our EnergyForward strategic plan that provides for significant emission reductions and diversifying our electricity generation mix to include more renewables, and potential earnings growth over the long term.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

OUTLOOK (Continued)

Our ALLETE Clean Energy business is experiencing return pressures on our earnings per share growth from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments are negatively affected by a currently lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. Although we believe that the renewable energy industry continues to have tremendous potential driven by societal demands to address climate change, we are actively evaluating additional growth opportunities with better risk adjusted returns on capital than currently available in wind only projects for ALLETE Clean Energy, such as solar, storage solutions, and grid resiliency. We believe that the renewable energy industry is entering a new phase of growth, and ALLETE Clean Energy will serve as a strong platform for future growth at ALLETE. ALLETE Clean Energy will continue to optimize its existing wind facility portfolio, seek development of its remaining safe harbor production tax credit qualified turbines, and explore other renewable energy opportunities to expand its service offerings to further enhance its growth and profitability.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and our Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2020. Over the next several years, the contribution of ALLETE Clean Energy and our Corporate and Other businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause on an ongoing basis. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 of which $6.5 million were refunded in the third quarter. The remainder will be refunded in the fourth quarter of 2020.

2018 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a December 2018 PSCW order that allows for a return on equity of 10.4 percent and a 55.0 percent equity ratio. The PSCW had directed SWL&P to file its next general rate case in 2020; however, the PSCW granted an extension request made by SWL&P to delay filing its next general rate case until on or before December 20, 2022. SWL&P had requested the extension primarily due to impacts of the COVID-19 pandemic.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

OUTLOOK (Continued)

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 49 percent of our regulated utility kWh sales in the nine months ended September 30, 2020, were made to our industrial customers (53 percent in the nine months ended September 30, 2019). These customers and their markets have been impacted by the ongoing COVID-19 pandemic. (See Part II, Item 1A. Risk Factors.)

The ongoing COVID-19 pandemic and related governmental responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption has resulted in reduced sales and revenue from industrial customers as many industrial customers operated at reduced levels or were temporarily closed or idled during the second and third quarters of 2020. In addition, USS Corporation idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota, both of which remain idled. (See USS Corporation and Verso Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite and paper, pulp and secondary wood products, pipeline and other industrial customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers.

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 66 percent of capacity during the first nine months of 2020 compared to 81 percent in the first nine months of 2019. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected in October 2020 that U.S. steel consumption will decrease in 2020 by approximately 16 percent compared to 2019 and will increase in 2021 by approximately 7 percent compared to 2020.

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

Northshore Mining. Cliffs is currently constructing a hot briquetted iron production plant in Toledo, Ohio, and had begun shipping direct reduced-grade pellets form Northshore Mining to the Toledo plant in anticipation of the planned start of operations in 2020. In March 2020, following guidelines from the office of the Governor of Ohio regarding the COVID-19 pandemic, Cliffs temporarily shut down construction activities at its hot briquetted iron project site. In April 2020, Cliffs announced that, based on market conditions, it would be temporarily idling Northshore Mining. Cliffs idled production at Northshore Mining in April 2020 and resumed normal production at the facility in August 2020. In June 2020, Cliffs announced that it was resuming construction of its hot briquetted iron project in Toledo, Ohio, with construction expected to be completed in the fourth quarter of 2020. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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
ALLETE, Inc. Third Quarter 2020 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

USS Corporation. In April 2020, USS Corporation stated it would idle its Keetac facility in Keewatin, Minnesota, in response to the sudden and dramatic decline in business conditions resulting from the COVID-19 pandemic. In addition, in May 2020, USS Corporation announced that production was expected to be temporarily reduced at its Minntac Plant in Mountain Iron, Minnesota. USS Corporation resumed normal production at its Minntac Plant beginning in late July 2020. On November 5, 2020, USS Corporation announced it would resume operations in December 2020 at its Keetac facility. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

Hibbing Taconite. In April 2020, ArcelorMittal announced that Hibbing Taconite in Hibbing, Minnesota, would idle production due to the COVID-19 pandemic. Hibbing Taconite resumed normal production in August 2020. Hibbing Taconite has the capability to produce approximately 8 million tons annually.

Cliffs Acquisition. On September 28, 2020, Cliffs announced that it had entered into an agreement with ArcelorMittal to acquire substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs stated that the transaction is expected to close in the fourth quarter of 2020 and that upon closure Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The transaction would include ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs would become Minnesota Power’s largest customer once the transaction is closed. The proposed acquisition will increase customer concentration risk and could lead to further capacity consolidation for both steel blast furnaces and the related Minnesota iron ore production.

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. In addition, the ongoing COVID-19 pandemic and related federal and state government responses have adversely impacted these customers’ operations and resulted in lower operating levels than expected as well as the indefinite shutdown of Verso Corporation’s paper mill in Duluth, Minnesota. (See Verso Corporation.) These customers could continue to be adversely impacted by the COVID-19 pandemic resulting in lower operating levels than expected or the temporary idling or indefinite shutdown of other facilities.

Boise. On April 1, 2020, Packaging Corporation of America announced an idling of both paper machines and the sheet-converting operation at its Jackson Mill in Alabama for the months of May and June 2020, which was subsequently extended through August according to an announcement on July 29, 2020. Packaging Corporation of America also stated that the company's Boise paper mill in International Falls, Minnesota, which is a customer of Minnesota Power, would continue to operate at capacity during the same period.

Verso Corporation. In June 2020, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota (Duluth Mill). Verso Corporation stated the decision was due to the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic and has disclosed it is considering options for the Duluth Mill, including marketing for a sale.

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. In September 2019, Husky Energy announced that it had received the required permit approvals to begin reconstruction. In June 2020, Husky Energy announced that rebuild construction at the refinery had resumed following a suspension in March 2020 due to the COVID-19 pandemic. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2022. On October 25, 2020, Husky Energy announced a transaction to combine with Cenovus Energy Inc., which it expects to close in the first quarter of 2021.

Prospective Additional Load. Minnesota Power is pursuing new wholesale and retail loads in and around its service territory. Currently, several companies in northeastern Minnesota continue to progress in the development of natural resource-based projects that represent long-term growth potential and load diversity for Minnesota Power. We cannot predict the outcome of these projects.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. In June 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. In November 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. In December 2018, the MPCA issued PolyMet’s final state water and air quality permits. On March 21, 2019, the U.S. Army Corps of Engineers issued PolyMet’s final federal permit. PolyMet was issued all necessary permits to construct and operate its new mining operation; however, on January 13, 2020, the Minnesota Court of Appeals reversed the DNR’s decisions granting PolyMet’s permit to mine and dam-safety permits, and remanded them back to the DNR to hold a contested-case hearing. On February 11, 2020, PolyMet announced it had filed a petition for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decision, which was accepted for review by the Minnesota Supreme Court with oral arguments held in October 2020. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

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

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2 no later than 2022, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. The MPUC also has required a baseload retirement evaluation in Minnesota Power’s next IRP filing analyzing its existing fleet, including potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan. Minnesota Power’s next IRP filing was due October 1, 2020; however, on May 29, 2020, Minnesota Power filed a request to extend the deadline for submitting its next IRP filing citing the COVID-19 pandemic. In an order dated September 25, 2020, the MPUC granted an extension of the deadline for submission until February 1, 2021, with interim reports due in the fourth quarter of 2020. On October 1, 2020, Minnesota Power submitted an initial securitization report regarding Boswell Units 3 and 4 as required in the MPUC’s order.

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication agreement. The natural gas capacity dedication agreement was subject to MPUC approval of the construction of NTEC, a 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In an order dated January 24, 2019, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication agreement. On December 23, 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court with oral arguments held on October 6, 2020. There is no deadline for the Minnesota Supreme Court to issue a ruling. On January 8, 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through September 30, 2020, is approximately $14 million.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. On August 15, 2019, Minnesota Power filed a petition seeking MPUC approval to update the customer billing factor, which was approved at a hearing on October 1, 2020.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

Great Northern Transmission Line. As a condition of the 250-MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220-mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. On June 1, 2020, Minnesota Power placed the GNTL into service with project costs of approximately $310 million incurred by Minnesota Power through September 30, 2020. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, incurred through September 30, 2020 totaled approximately $660 million. Also on June 1, 2020, Manitoba Hydro placed the MMTP into service.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of September 30, 2020, our equity investment in ATC was $146.8 million ($141.6 million as of December 31, 2019). In the nine months ended September 30, 2020, we invested $2.0 million in ATC, and on October 30, 2020, we invested an additional $0.8 million. We do not expect to make any additional investments in 2020.

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 21, 2020, FERC order that granted rehearing of a November 2019 FERC order, which had reduced the base return on equity for regional transmission organizations to 9.88 percent, or 10.38 percent including an incentive adder.

ATC’s 10-year transmission assessment, which covers the years 2020 through 2029, identifies a need for between $2.9 billion and $3.5 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in six states, approximately 740 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 600 MW of wind energy facilities under construction or development. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

Federal production tax credit qualification is important to the economics of project development, and ALLETE Clean Energy has invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of its remaining safe harbor production tax credit qualified turbines through 2022. ALLETE Clean Energy has invested approximately $80 million through 2020 for production tax credit requalification of up to approximately 500 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $17 million in 2020, $17 million to $22 million annually in 2021 through 2027 and decreasing thereafter through 2030. Disruptions in our supply chains or a lack of available financing resulting from the ongoing COVID-19 pandemic, if they occur, could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits. To date we have not experienced disruptions in our supply chains. (See Part II, Item 1A. Risk Factors.)

In 2018, ALLETE Clean Energy announced that it will build, own and operate the South Peak wind project, an 80 MW wind energy facility in Montana, pursuant to a 15-year PSA with NorthWestern Corporation; construction was completed and tax equity funding of $67.8 million in cash, net of issuance costs, was received in the second quarter of 2020.

In May 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy will build, own and operate the approximately 300 MW wind energy facility. The Diamond Spring wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in the fourth quarter of 2020.

On March 10, 2020, ALLETE Clean Energy acquired the rights to the approximately 300 MW Caddo wind development project in Oklahoma from Apex Clean Energy. The Caddo wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2021.

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

Corporate and Other.

BNI Energy. BNI Energy anticipates selling 4.3 million tons of lignite coal in 2020 (4.1 million tons were sold in 2019) and has sold 3.1 million tons for the nine months ended September 30, 2020 (3.2 million tons were sold for the nine months ended September 30, 2019). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

OUTLOOK (Continued)
Corporate and Other (Continued)

Investment in Nobles 2. Our wholly-owned subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that will own and operate a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. The wind energy facility will be built in Nobles County, Minnesota, and is expected to be completed in the fourth quarter of 2020, with an estimated total project cost of approximately $350 million to $400 million. In the fourth quarter of 2019, we entered into a tax equity funding agreement to finance approximately $120 million of the project costs. We account for our investment in Nobles 2 under the equity method of accounting. As of September 30, 2020, our equity investment in Nobles 2 was $145.0 million ($56.0 million at December 31, 2019). In the nine months ended September 30, 2020, we invested $89.0 million in Nobles 2, and in October 2020 we invested an additional $0.7 million. We expect to make approximately $25 million in additional investments in 2020.

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

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2020. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 30 percent for 2020 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

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

As of September 30, 2020, we had cash and cash equivalents of $79.0 million, $384.7 million in available consolidated lines of credit, 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 45 percent. (See Working Capital.)

In addition, ALLETE received $67.8 million in cash, net of issuance costs, in April 2020 from a third-party investor as part of a tax equity financing for ALLETE Clean Energy’s South Peak wind energy facility, issued $140 million of the Company's first mortgage bonds in August 2020 and sold $150 million of senior unsecured notes in September 2020. The Company also has approximately $350 million in commitments from tax equity partners for our investment in Nobles 2 and ALLETE Clean Energy’s Diamond Spring wind project.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2020	%	December 31, 2019	%
Millions
ALLETE Equity	$2,281.0	51	$2,231.9	56
Non-Controlling Interest in Subsidiaries	164.6	4	103.7	3
Short-Term and Long-Term Debt (a)	2,022.5	45	1,622.6	41
	$4,468.1	100	$3,958.2	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2020	2019
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$92.5	$79.0
Cash Flows from (used for)
Operating Activities	243.9	176.4
Investing Activities	(633.2)	(160.0)
Financing Activities	381.9	39.8
Change in Cash, Cash Equivalents and Restricted Cash	(7.4)	56.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$85.1	$135.2

Operating Activities. Cash from operating activities was higher in 2020 compared to 2019. Cash from operating activities in 2019 included the refund of Minnesota Power’s provisions for interim rates and tax reform, and the impact of U.S. Water Services prior to its sale. Cash from operating activities in 2020 included lower collections of accounts receivable due to timing.

Investing Activities. Cash used for investing activities was higher in 2020 compared to 2019. Cash from investing activities in 2019 included proceeds received from the sale of U.S. Water Services. Cash used for investing activities in 2020 included higher additions to property, plant and equipment and additional payments for equity method investments compared to 2019.

Financing Activities. Cash from financing activities was higher in 2020 compared to 2019 primarily due to higher proceeds from the issuance of long-term debt and proceeds from a tax equity financing (non-controlling interest in subsidiaries) in 2020. These increases were partially offset by higher repayments of long-term debt in 2020.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2020, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2019), the majority of which expire in January 2024. We had $22.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of September 30, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019). We also have other credit facility agreements in place that provide the ability to issue up to $100.0 million in standby letters of credit. As of September 30, 2020, we had $72.4 million outstanding in standby letters of credit under these agreements.

In addition, as of September 30, 2020, we had 3.5 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, as amended most recently in May 2020. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. In July 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares under this agreement will continue to be offered for sale, from time to time.

Securities. During the nine months ended September 30, 2020, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $12.8 million (0.2 million shares were issued for the nine months ended September 30, 2019, resulting in net proceeds of $1.7 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-183051 and 333-162890.
ALLETE, Inc. Third Quarter 2020 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

Capital Requirements. Our capital expenditures for 2020 are now expected to be approximately $670 million. The increase from the 2020 capital expenditures projected in our 2019 Form 10-K is primarily due to the Caddo wind project. (See Outlook – ALLETE Clean Energy.) The Company is also evaluating its planned capital expenditures and may make adjustments to mitigate impacts of the ongoing COVID-19 pandemic, if appropriate. For the nine months ended September 30, 2020, capital expenditures totaled $457.1 million ($421.6 million for the nine months ended September 30, 2019). The expenditures were primarily made in the Regulated Operations and ALLETE Clean Energy segments.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

OTHER (Continued)

Employees.

As of September 30, 2020, ALLETE had 1,343 employees, of which 1,322 were full-time.

Minnesota Power and SWL&P have an aggregate of 462 employees who are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and February 1, 2021, for SWL&P.

BNI Energy has 185 employees, of which 137 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2020, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2020, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $3.4 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2020.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2020, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE, Inc. Third Quarter 2020 Form 10-Q

ITEM 1A.  RISK FACTORS (Continued)
We could be materially adversely affected by the ongoing COVID-19 pandemic for which we are unable to predict the ultimate impact as the extent and duration of the COVID-19 pandemic is uncertain (Continued)

The ongoing COVID-19 pandemic and related federal and state government responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. The governors of Minnesota and Wisconsin issued executive orders in March 2020 in response to the COVID-19 pandemic which restricted economic activity in these states. The state of Minnesota continues to have restrictions that remain in effect through at least November 12, 2020. The state of Wisconsin’s original order was overturned in May 2020, but the state issued new restrictions in October 2020 that are currently pending legal challenges. This disruption has resulted and is expected to continue to result in reduced sales and revenue from commercial, municipal and industrial customers as well as an increase in uncollectible accounts from residential and commercial customers. Many commercial and industrial customers were operating at reduced levels or were temporarily closed or idled during the second and third quarters of 2020. In addition, USS Corporation idled its Keetac plant and Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota, both of which remain idled. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite mining, paper, pulp and secondary wood products, and pipeline customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers. In Minnesota Power’s service territory, we have also voluntarily and as requested by state regulators extended Minnesota’s cold weather rule as well as temporarily suspended disconnections for non-payment and waived late payment charges for residential and small business customers. In SWL&P’s service territory, we have implemented state regulator requested customer service actions to further limit service disconnections and late payment charges for residential, commercial and industrial customers.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ALLETE, Inc. Third Quarter 2020 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number
4	Note Purchase Agreement, dated September 10, 2020, between ALLETE and the purchasers named therein.
4(a)	Forty-First Supplemental Indenture, dated as of August 1, 2020, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Andres Serrano, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated November 9, 2020, announcing 2020 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Third Quarter 2020 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 9, 2020	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2020	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
ALLETE, Inc. Third Quarter 2020 Form 10-Q