Form 10-K
period 2020-12-31
ALLETE INC
filed 2021-02-17
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the year ended December 31, 2020

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
                             Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
The aggregate market value of voting stock held by nonaffiliates on June 30, 2020, was $2,825,208,722.
As of February 1, 2021, there were 52,116,629 shares of ALLETE Common Stock, without par value, outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2020 Form 10-K

Index (Continued)

ALLETE, Inc. 2020 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA LLC
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESG	Environmental, Social and Governance
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Lampert Capital Markets	Lampert Capital Markets, Inc.
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units

ALLETE, Inc. 2020 Form 10-K

Definitions (continued)

Abbreviation or Acronym	Term
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Montana-Dakota Utilities	Montana-Dakota Utilities Co., a subsidiary of MDU Resources Group, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
S&P	S&P Global Ratings
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
TCJA	Tax Cuts and Jobs Act of 2017 (Public Law 115-97)
Town Center District	Town Center at Palm Coast Community Development District in Florida
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
U.S. Water Services	U.S. Water Services, Inc. and its subsidiaries
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. 2020 Form 10-K

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
ALLETE, Inc. 2020 Form 10-K

Part I

Item 1. Business

Overview.

ALLETE is a clean-energy leader committed to answering the call to transform the nation’s energy landscape through innovative and sustainable solutions. Our businesses deliver critical, quality-of-life services in ways that respect the environment, support communities and the people who live there, and provide value to customers and investors. Minnesota Power has a vision to deliver 100 percent carbon-free energy to customers by 2050, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s recent achievement of now providing 50 percent renewable energy to its customers. ALLETE Clean Energy also operates more than 1,000 MW of renewable wind energy generation in addition to approximately 300 MW currently under construction and 155 MW previously constructed and sold to others. Delivery of these sustainable energy solutions helps the customers and communities we serve achieve their sustainability goals.

On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply to 70 percent by 2030, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in late 2021.

In recent years, Minnesota Power has transformed its energy supply from more than a 95 percent reliance on coal to become a leader in the nation’s clean-energy transformation. Since 2013, the company has closed or converted seven of its nine coal-fired units and added nearly 900 megawatts of renewable energy sources. Additionally, Minnesota Power has been a leader in energy conservation, surpassing the state’s conservation goals each year for the past decade.

ALLETE is also committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while also investing in ALLETE Clean Energy and our Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth.

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. Additional disclosures in this Form 10-K regarding the impacts of the ongoing COVID-19 pandemic are located in Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,000 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 300 MW of wind energy facilities under construction. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

ALLETE, Inc. 2020 Form 10-K

Overview (Continued)

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. In March 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; approximately 4,000 acres of land in Minnesota; and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2020, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2020	2019	2018

Consolidated Operating Revenue – Millions (a)(b)	$1,169.1	$1,240.5	$1,498.6
Percentage of Consolidated Operating Revenue
Regulated Operations	84%	84%	71%
ALLETE Clean Energy (a)	7%	5%	11%
U.S. Water Services (b)	—	3%	11%
Corporate and Other	9%	8%	7%
	100%	100%	100%
(a)    Includes the sale of a wind energy facility to Montana-Dakota Utilities for $81.1 million in 2018.
(b)    ALLETE sold U.S. Water Services in the first quarter of 2019.

For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 13. Business Segments.

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2020	%	2019	%	2018	%
Millions
Retail and Municipal
Residential	1,134	9	1,130	8	1,140	8
Commercial	1,306	10	1,390	10	1,426	10
Industrial	6,192	47	7,277	54	7,261	50
Municipal	584	4	672	5	798	5
Total Retail and Municipal	9,216	70	10,469	77	10,625	73
Other Power Suppliers	4,039	30	3,185	23	3,953	27
Total Regulated Utility Kilowatt-hours Sold	13,255	100	13,654	100	14,578	100

Industrial Customers. In 2020, industrial customers represented 47 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, paper, pulp and secondary wood products, and pipeline industries.

The ongoing COVID-19 pandemic and related governmental responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption has resulted in reduced sales and revenue from industrial customers as many industrial customers operated at reduced levels or were temporarily closed or idled during 2020. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Paper, Pulp and Secondary Wood Products – Verso Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite and paper, pulp and secondary wood products, pipeline and other industrial customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers.

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2020	%	2019	%	2018	%
Millions
Taconite	4,296	69	5,039	69	5,039	69
Paper, Pulp and Secondary Wood Products	752	12	1,014	14	987	14
Pipelines and Other Industrial	1,144	19	1,224	17	1,235	17
Total Industrial Customer Kilowatt-hours Sold	6,192	100	7,277	100	7,261	100

Six taconite facilities served by Minnesota Power made up approximately 80 percent of 2019 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2020 Mining Tax Guide. These taconite facilities were all owned by Cliffs and USS Corporation at the end of the 2020. (See Large Power Customer Contracts.) Sales to taconite customers represented 4,296 million kWh, or 69 percent of total industrial customer kWh sales in 2020. Taconite, an iron‑bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets.

Minnesota Power’s taconite customers are capable of producing approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry, which continues to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel produced in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. The demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user all requires steel. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America.

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 68 percent of capacity in 2020 (80 percent in 2019 and 78 percent in 2018). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2021 will increase by approximately 7 percent compared to 2020.

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2020*	30
2019	37
2018	39
2017	38
2016	28
2015	31
2014	39
2013	37
2012	39
2011	39
Source: Minnesota Department of Revenue 2020 Mining Tax Guide for years 2011 - 2019.
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

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 752 million kWh, or 12 percent of total industrial customer kWh sales in 2020. Minnesota Power also has agreements to provide steam for two paper and pulp customers for use in the customers’ operations. The four major paper and pulp mills we serve reported operating at lower levels in 2020 compared to 2019 resulting from the ongoing COVID-19 pandemic. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Paper, Pulp and Secondary Wood Products – Verso Corporation.)

Large Power Customer Contracts. Minnesota Power has eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. The customers consist of six taconite facilities owned by Cliffs and USS Corporation at the end of the 2020 as well as four paper and pulp mills. Certain facilities with common ownership are served under combined contracts.

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)
Large Power Customer Contracts (Continued)

Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a three to four-month basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for at least a portion of the term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kWh used that recovers the variable costs incurred in generating electricity. Five of the Large Power Customer contracts have interruptible service which provides a discounted demand rate in exchange for the ability to interrupt the customers during system emergencies. Minnesota Power also provides incremental production service for customer demand levels above the contractual take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power’s cost. Incremental production service is interruptible.

All contracts with Large Power Customers continue past the contract termination date unless the required advance notice of cancellation has been given. The required advance notice of cancellation varies from two to four years. Such contracts reduce the impact on earnings that otherwise would result from significant reductions in kWh sales to such customers. Large Power Customers are required to take all of their purchased electric service requirements from Minnesota Power for the duration of their contracts. The rates and corresponding revenue associated with capacity and energy provided under these contracts are subject to change through the same regulatory process governing all retail electric rates. (See Regulatory Matters – Electric Rates.)

Minnesota Power, as permitted by the MPUC, requires most of its Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates. These customers receive estimated bills or make weekly prepayments based on Minnesota Power’s estimate of the customer’s energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite‑producing Large Power Customers have generally predictable energy usage on a week-to-week basis and any differences that occur are trued-up the following month.

Contract Status for Minnesota Power Large Power Customers
As of December 31, 2020

Customer	Industry	Location	Ownership	Earliest Termination Date
Cliffs – Minorca Mine (a)	Taconite	Virginia, MN	Cliffs	December 31, 2025
Hibbing Taconite (a)(b)	Taconite	Hibbing, MN	85.3% Cliffs 14.7% USS Corporation	December 31, 2024
United Taconite and Northshore Mining	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2026
USS Corporation (USS – Minnesota Ore) (b)(c)	Taconite	Mtn. Iron, MN and Keewatin, MN	USS Corporation	December 31, 2024
Boise, Inc. (b)	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2024
UPM Blandin	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	December 31, 2029
Verso Duluth Mill (d)	Paper and Pulp	Duluth, MN	Verso Corporation	January 31, 2025
Sappi Cloquet LLC (b)	Paper and Pulp	Cloquet, MN	Sappi Limited	December 31, 2024
(a)In December 2020, Cliffs acquired substantially all of the operations of ArcelorMittal and its subsidiaries. The transaction included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Cliffs Acquisition.)
(b)The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is December 31, 2024.
(c)USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.
(d)In June 2020, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. On January 29, 2021, Verso Corporation provided notice of termination for its contract effective in January 2025. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Paper, Pulp and Secondary Wood Products – Verso Corporation.)

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)

Residential and Commercial Customers. In 2020, residential and commercial customers represented 19 percent of total regulated utility kWh sales.

Municipal Customers. In 2020, municipal customers represented 4 percent of total regulated utility kWh sales. All of the municipal customer contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contracts with 15 non-affiliated municipal customers in Minnesota have termination dates ranging from 2024 through 2037, with a majority of contracts effective through 2024. All wholesale contracts include a termination clause requiring a three-year notice to terminate. (See Note 4. Regulatory Matters.)

The contract with a former municipal customer expired in June 2019. Minnesota Power historically provided approximately 29 MW of average monthly demand to this customer.

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Our PSAs are detailed in Note 8. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraphs.

Basin PSAs. Minnesota Power had an agreement to sell 100 MW of capacity and energy to Basin for a ten-year period which expired in April 2020. Minnesota Power has two additional agreements to sell capacity to Basin at fixed prices. (See Note 8. Commitments, Guarantees and Contingencies.)

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 28 percent to Minnkota Power in 2020 (28 percent in 2019 and in 2018). Minnkota Power’s net entitlement increases to approximately 32 percent in 2022, 37 percent in 2023, 41 percent in 2024, 46 percent in 2025 and 50 percent in 2026. (See Power Supply – Long-Term Purchased Power.)

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

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. As of December 31, 2020, approximately 50 percent of Minnesota Power’s power supply is expected to be provided by renewable energy sources with the completion of the 250 MW Nobles 2 wind energy facility in December 2020 and the GNTL in June 2020, which will be used to deliver 250 MW of hydroelectric energy from Manitoba Hydro. Minnesota Power’s remaining operating coal-fired facilities are Boswell Units 3 and 4, which Minnesota Power proposed in its latest IRP to retire by 2030 and coal-free by 2035, respectively. (See Regulatory Matters.) The following table reflects Minnesota Power’s generating capabilities as of December 31, 2020, and total electrical supply for 2020. Minnesota Power had an annual net peak load of 1,588 MW on February 14, 2020.
ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2020
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center (a)	3	1973	355
in Cohasset, MN	4	1980	468	(b)
			823		3,673,480	26.9
Taconite Harbor Energy Center	1	1957	75
in Schroeder, MN	2	1957	75
			150	(c)	—	—
Total Coal-Fired			973		3,673,480	26.9
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	62		30,858	0.2
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	110		16,473	0.1
Total Biomass Co-Fired / Natural Gas			172		47,331	0.3
Hydro (d)
Group consisting of ten stations in MN	Multiple	Multiple	120		546,847	4.0
Wind (e)
Taconite Ridge Energy Center in Mt. Iron, MN	Multiple	2008	25		59,419	0.5
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,700,098	12.4
Total Wind			522		1,759,517	12.9
Solar (f)
Group consisting of two solar arrays in MN	Multiple	Multiple	10		16,230	0.1
Total Generation			1,797		6,043,405	44.2

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (g)					1,466,584	10.7
Wind - Oliver Wind I and II in Oliver County, ND					309,324	2.3
Wind - Nobles 2 in Nobles County, MN (h)					52,477	0.4
Hydro - Manitoba Hydro in Manitoba, Canada					1,052,539	7.7
Total Long-Term Purchased Power					2,880,924	21.1
Other Purchased Power (i)					4,749,729	34.7
Total Purchased Power					7,630,653	55.8
Total Regulated Utility Power Supply					13,674,058	100.0
(a) Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. Minnesota Power proposed in its latest IRP to retire Boswell Unit 3 by 2030 and for Boswell Unit 4 to be coal-free by 2035. (See Regulatory Matters.)
(b)Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 3. Jointly-Owned Facilities and Assets.)
(c)Taconite Harbor Units 1 and 2 were idled in 2016. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)
(d)Hydro consists of 10 stations with 34 generating units.
(e)Taconite Ridge consists of 10 WTGs and Bison consists of 165 WTGs.
(f)Solar includes the 10 MW Camp Ripley Solar Array near Little Falls, MN, and a 40 kW community solar garden in Duluth, MN.
(g)Minnesota Power has a PSA with Minnkota Power whereby Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power. (See Electric Sales / Customers – Minnkota Power PSA.)
(h)See Item 1. Business – Corporate and Other – Investment in Nobles 2.
(i)Includes short-term market purchases in the MISO market and from Other Power Suppliers.

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2020 for electric generation at Minnesota Power’s coal-fired generating stations was 2.2 million tons (2.5 million tons in 2019; 3.8 million tons in 2018). As of December 31, 2020, Minnesota Power had coal inventories of 0.8 million tons (0.9 million tons as of December 31, 2019). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2021. In 2021, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2021. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2020	2019	2018
Average Price per Ton	$34.94	$35.31	$38.89
Average Price per MBtu	$1.93	$1.94	$2.10

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 8. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 8. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2020 was approximately $1.75 per MBtu ($1.88 per MBtu in 2019; $1.60 per MBtu in 2018). (See Electric Sales / Customers – Minnkota Power PSA.)

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

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (232 miles), 345 kV (242 miles), 250 kV (465 miles), 230 kV (714 miles), 161 kV (43 miles), 138 kV (130 miles), 115 kV (1,252 miles) and less than 115 kV (6,369 miles). We own and operate 158 substations with a total capacity of 10,066 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

Great Northern Transmission Line. As a condition of the 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220‑mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. On June 1, 2020, Minnesota Power placed the GNTL into service with project costs of approximately $310 million incurred by Minnesota Power. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, totaled approximately $660 million. Also on June 1, 2020, Manitoba Hydro placed the MMTP into service. The 250 MW PPA with Manitoba Hydro commenced when the GNTL was placed into service.

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31 2020, our equity investment in ATC was $149.0 million ($141.6 million as of December 31, 2019). (See Note 5. Equity Investments.)

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

Properties

Our Regulated Operations businesses own office and service buildings, an energy control center, repair shops, electric plants, transmission facilities and storerooms in various localities in Minnesota, Wisconsin and North Dakota. All of the electric plants are subject to mortgages, which collateralize the outstanding first mortgage bonds of Minnesota Power and SWL&P. Most of the generating plants and substations are located on real property owned by Minnesota Power or SWL&P, subject to the lien of a mortgage, whereas most of the transmission and distribution lines are located on real property owned by others with appropriate easement rights or necessary permits from governmental authorities. WPPI Energy owns 20 percent of Boswell Unit 4. WPPI Energy has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 3. Jointly-Owned Facilities and Assets.)

Regulatory Matters

We are subject to the jurisdiction of various regulatory authorities and other organizations. Regulatory matters and proceedings are detailed in Note 4. Regulatory Matters, with a summary included in the following paragraphs.

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

Minnesota Public Utilities Commission. The MPUC has regulatory authority over Minnesota Power’s retail service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. Minnesota Power’s current retail rates are based on a March 2018 MPUC retail rate order that allows for a 9.25 percent return on common equity and a 53.81 percent equity ratio. The resolution of Minnesota Power’s 2020 general rate case did not change its allowed return on equity or equity ratio. (See 2020 Minnesota General Rate Case.) As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments.

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

ALLETE, Inc. 2020 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause on an ongoing basis. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 and refunded in the third and fourth quarters of 2020.

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply to 70 percent by 2030, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in late 2021.

Minnesota Power has a vision to deliver 100 percent carbon-free energy to customers by 2050, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s recent achievement of now providing 50 percent renewable energy to its customers.

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters. SWL&P’s current retail rates are based on a December 2018 order that allows for a return on equity of 10.4 percent and a 55.0 percent equity ratio. The PSCW had directed SWL&P to file its next general rate case in 2020; however, the PSCW granted an extension request made by SWL&P to delay filing its next general rate case until on or before December 20, 2022. SWL&P requested the extension primarily due to impacts of the COVID-19 pandemic.

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

Regional Organizations

Midcontinent Independent System Operator, Inc. Minnesota Power, SWL&P and ATC are members of MISO, a regional transmission organization. While Minnesota Power and SWL&P retain ownership of their respective transmission assets, their transmission networks are under the regional operational control of MISO. Minnesota Power and SWL&P take and provide transmission service under the MISO open access transmission tariff. In cooperation with stakeholders, MISO manages the delivery of electric power across 15 states and the Canadian province of Manitoba.

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

ALLETE, Inc. 2020 Form 10-K

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

Minnesota Legislation

Renewable Energy. Minnesota law requires 25 percent of electric utilities’ applicable retail and municipal energy sales in Minnesota to be from renewable energy sources by 2025. Minnesota law also requires Minnesota Power to meet interim milestones including 20 percent by 2020. The law allows the MPUC to modify or delay meeting a milestone if implementation will cause significant ratepayer cost or technical reliability issues. If a utility is not in compliance with a milestone, the MPUC may order the utility to construct facilities, purchase renewable energy or purchase renewable energy credits. Minnesota Power has exceeded the interim milestone requirements to date.

As of December 31, 2020, approximately 50 percent of Minnesota Power’s power supply is expected to be provided by renewable energy sources. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

Minnesota Solar Energy Standard. Minnesota law required at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less and community solar garden subscriptions. Minnesota Power has met both parts of the solar mandate.

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality are allowed to choose a supplier upon MPUC approval. Minnesota Power serves 8 Large Power Customers under contracts of at least 10 MW, none of which have engaged in a competitive rate process. No other large commercial or small industrial customers in Minnesota Power’s service territory have sought a provider outside Minnesota Power’s service territory. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

In 2020, 4 percent of total regulated utility kWh sales were to municipal customers in Minnesota. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission was extended in October 2020 and is effective through December 31, 2037. Minnesota Power wholesale electric contracts with 14 municipal customers are effective through varying dates ranging from 2024 through 2029. The contract with a former municipal customer expired on June 30, 2019. (See Electric Sales / Customers.)

The FERC has continued with its efforts to promote a competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in a competitive market.

Franchises

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in 95 cities. The remaining cities, villages and towns served by Minnesota Power do not require a franchise to operate. SWL&P serves customers under electric, natural gas or water franchises in 1 city and 14 villages and towns.

ALLETE, Inc. 2020 Form 10-K

ALLETE CLEAN ENERGY

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,000 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 300 MW of wind energy facilities under construction. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – ALLETE Clean Energy.)

ALLETE Clean Energy believes the market for renewable energy in North America is robust, driven by several factors including environmental regulation, tax incentives such as the extension of production tax credit and investment tax credits, societal expectations and continual technology advances. State renewable portfolio standards, state or federal regulations to limit GHG emissions and the extension of production tax credit and investment tax credits are examples of environmental regulation or public policy that we believe will drive renewable energy development.

ALLETE Clean Energy’s strategy includes the safe, reliable, optimal and profitable operation of its existing facilities. This includes a strong safety culture, the continuous pursuit of operational efficiencies at existing facilities and cost controls. ALLETE Clean Energy generally acquires facilities in liquid power markets and its strategy includes the exploration of PSA extensions upon expiration of existing contracts, production tax credit requalification of existing facilities or the sale of facilities.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current operating portfolio is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. ALLETE Clean Energy’s current operating portfolio is as follows:

Region	Wind Energy Facility	Capacity MW	PSA MW	PSA Expiration
East	Armenia Mountain	101	100%	2024
Midwest	Chanarambie/Viking	98
	PSA 1 (a)		12%	2023
	PSA 2		88%	2023
	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	PSA 1		90%	2022
	PSA 2		10%	2032
	Other	17	100%	2028
South	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	2022
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035
(a)The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

The majority of ALLETE Clean Energy’s wind operations are located on real property owned by others with easement rights or necessary consents of governmental authorities. One of ALLETE Clean Energy’s wind energy facilities is encumbered by liens against its assets securing financing. ALLETE Clean Energy’s Glen Ullin, South Peak, and Diamond Spring wind energy facilities are subject to tax equity financing structures. (See Note 1. Operations and Significant Accounting Policies.)

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
ALLETE, Inc. 2020 Form 10-K

CORPORATE AND OTHER

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 8. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2020, BNI Energy’s total reclamation liability is estimated at $67.3 million and is included in Other Non-Current Liabilities on the Consolidated Balance Sheet. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 8. Commitments, Guarantees and Contingencies.)
Investment in Nobles 2

Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. Construction of the wind energy facility was completed and tax equity funding of $116.3 million, net of issuance costs, was received in the fourth quarter of 2020. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2020, our equity investment in Nobles 2 was $152.2 million ($56.0 million at December 31, 2019). (See Note 5. Equity Investments.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major project in Florida is Town Center at Palm Coast, which consists of 639 acres of land as well as various residential units and non-residential square footage. In addition to the Town Center at Palm Coast project, ALLETE Properties has approximately 600 acres of other land available for sale. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Corporate and Other – ALLETE Properties.)

Seller Financing. ALLETE Properties occasionally provides seller financing to qualified buyers. As of December 31, 2020, outstanding finance receivables were $4.3 million, net of reserves, with maturities through 2025. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

As of December 31, 2020, non-rate base generation consists of 29 MW of natural gas and hydro generation at Rapids Energy Center in Grand Rapids, Minnesota, which is primarily dedicated to the needs of one customer, UPM Blandin.

ALLETE, Inc. 2020 Form 10-K

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

HUMAN CAPITAL MANAGEMENT

The Company’s key human capital management objectives are to attract, recognize and retain high quality talent, align with strategic business objectives and support the Company’s values. To support these objectives, the Company’s programs are designed to develop talent; reward and support employees through competitive compensation programs and benefit plans; enhance the Company’s culture through efforts aimed at making the workplace more engaging, safe and inclusive; and acquire talent and leverage internal opportunities to create a high-performing, diverse workforce. Our management and Board of Directors play key roles in reviewing and overseeing our human capital practices.

As of December 31, 2020, ALLETE had 1,342 employees, of which 1,322 were full-time. Minnesota Power and SWL&P have an aggregate of 460 employees covered under collective bargaining agreements, of which most are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023 for Minnesota Power and expired on February 1, 2021 for SWL&P. Negotiations are proceeding between SWL&P and IBEW Local 31. SWL&P and IBEW Local 31 are operating under the expired labor agreements until new contracts are agreed upon. BNI Energy has 137 employees that are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

Integrity. Integrity is a foundational, shared value at ALLETE, is important to ALLETE’s business and operations, and enables our success. The Company has a written Code of Ethics that applies to all of our employees.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. We are responding to the COVID-19 pandemic by taking steps to mitigate the potential risks to us posed by its transmission and have implemented company-wide business continuity plans in response to the pandemic. These plans guide our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public.

Zero Injury Culture. Our journey to Zero Injury starts with a culture that is open and transparent. We encourage all employees to report injuries, near misses, and good catches, so that we can learn and share with others throughout the Company in an effort to improve safety performance. Leaders have regular safety conversations with employees, where the data learned from the conversations is examined, shared with the ALLETE safety strategy team and used to improve the Company’s safety programs.

Talent Development. We recognize and support the growth and development of our employees and offer opportunities to participate in internal and external learning programs. Our internal talent development programs provide employees with the resources they need to develop proficiency in their role, help achieve their career goals and build leadership skills. In addition to role specific training, targeted training also includes respect in the workplace, cyber awareness, safety, integrity and leadership development.
ALLETE, Inc. 2020 Form 10-K

HUMAN CAPITAL MANAGEMENT (Continued)

Compensation and Benefits. Our competitive compensation package gives employees flexibility, choices and opportunities. Competitive compensation is important for the Company to attract and retain a qualified workforce to successfully manage our business and achieve our business objectives. We also strive to ensure pay equity amongst diverse employees performing equal or substantially similar work. Periodically, we review the median pay of our male and female employees as well as employees from diverse backgrounds.

Diversity, Equity and Inclusion. Increasing staff diversity enriches our workforce culture at ALLETE. Our employees are operating in an increasingly diverse society. In order to be accountable to our employees and stakeholders, we strive to have a workforce that reflects the diversity of the communities we serve, promotes inclusivity and is equitable.

At ALLETE, we want to ensure that we have a workplace culture where we treat each other with fairness, dignity and respect. The Company has a Respect in the Workplace initiative, which includes education as well as ongoing discussions focused on building respectful relationships and managing bias. In 2020, further efforts began in crafting a framework to strengthen ALLETE’s diversity, equity and inclusion efforts in the areas of: workforce, supply chain and ALLETE as a community citizen.

Yellow Ribbon Program. ALLETE and its subsidiaries are dedicated to supporting veterans, military members and their families. An employee effort grew out of that spirit of commitment to veterans and led the state of Minnesota to designate ALLETE/Minnesota Power and ALLETE Clean Energy as Yellow Ribbon Companies. The mission of ALLETE’s Yellow Ribbon Program is to contribute to the Company’s unique culture by proactively recruiting and retaining the best and supporting an environment in which military-connected employees can thrive.

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

ALLETE, Inc. 2020 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of February 17, 2021, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Alan R. Hodnik, Age 61
Executive Chairman (a)	February 3, 2020
Chairman and Chief Executive Officer	January 31, 2019
Chairman, President and Chief Executive Officer	May 10, 2011

Bethany M. Owen, Age 55
President and Chief Executive Officer	February 3, 2020
President	January 31, 2019
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

Robert J. Adams, Age 58
Senior Vice President and Chief Financial Officer	March 4, 2017
Senior Vice President – Energy-Centric Businesses and Chief Risk Officer	November 14, 2015

Patrick L. Cutshall, Age 55
Vice President and Corporate Treasurer	December 18, 2017
Treasurer	January 1, 2016

Nicole R. Johnson, Age 46
Vice President and Chief Administrative Officer	June 28, 2019

Steven W. Morris, Age 59
Vice President, Controller and Chief Accounting Officer	December 24, 2016
Controller	March 3, 2014

Margaret A. Thickens, Age 54
Vice President, Chief Legal Officer and Corporate Secretary	February 13, 2019
(a) Alan R. Hodnik will retire in May 2021.

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

Ms. Johnson was Vice President – Human Resources; Director – Compensation and Benefits.
Ms. Owen was Vice President – Information Technology Solutions and President – SWL&P.
Ms. Thickens was General Counsel and Director of Compliance – ALLETE Clean Energy; General Counsel and Secretary – ALLETE Clean Energy.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 11, 2021.
ALLETE, Inc. 2020 Form 10-K

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

Minnesota Power’s eight Large Power Customers, which consist of six taconite facilities and four paper and pulp mills, and Silver Bay Power accounted for 29 percent of our 2020 consolidated operating revenue (30 percent in 2019 and 24 percent in 2018) and 34 percent of Regulated Operations operating revenue (36 percent in 2019 and 34 percent in 2018). Minnesota Power’s taconite customers, which are currently owned by only two entities at the end of 2020, accounted for approximately 25 percent of consolidated operating revenue and 29 percent of Regulated Operations operating revenue in 2020. These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. Additionally, the North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to declining demand.

Minnesota Power also serves two pipeline customers that accounted for 2 percent of our 2020 consolidated operating revenue (2 percent in 2019 and in 2018) and 3 percent of Regulated Operations revenue in 2020 (3 percent in 2019 and 2 percent in 2018). These customers are involved in an industry that is seeing increased environmental pressure for construction of new or expanded pipeline infrastructure for the transportation of fossil fuels. Changes in regulatory rulings or permit proceedings could result in changes to operations of the pipeline network in our service territory.

Accordingly, if our industrial customers experience an economic downturn, incur a work stoppage (including strikes, lock-outs or other events), fail to compete effectively, experience decreased demand, fail to economically obtain raw materials, fail to renew or obtain necessary permits, or experience a decline in prices for their product, there could be adverse effects on their operations and, consequently, this could have a negative impact on our results of operations if we are unable to remarket at similar prices the energy that would otherwise have been sold to such customers. In addition, these customers have been impacted by the ongoing COVID-19 pandemic. (See Entity-wide Risks.)

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
ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

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

We are subject to extensive environmental laws and regulations affecting many aspects of our past, present and future operations, including air quality, water quality and usage, waste management, reclamation, hazardous wastes, avian mortality and natural resources. These laws and regulations, or new laws and regulations that may be passed, can result in increased capital expenditures and increased operating and other costs as a result of compliance, remediation, containment and monitoring obligations, particularly with regard to laws relating to emissions, coal ash and water discharge at generating facilities.

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

ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

There is significant uncertainty regarding if and when new laws, regulations or administrative policies will be adopted to reduce or limit GHG and the impact any such laws or regulations would have on us. In 2020, our operating coal-fired generating facilities consisted of the 355 MW Boswell Unit 3 and the 468 MW Boswell Unit 4. (See Outlook – EnergyForward.) Any future limits on GHG emissions at the federal or state level, or action taken by regulators, before these facilities are retired or become coal-free may require us to incur significant capital expenditures and increases in operating costs, or could result in early closure of coal-fired generating facilities, an impairment of assets, or otherwise adversely affect our results of operations, particularly if resulting expenditures and costs are not fully recoverable from customers.

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

Wholesale prices for electricity have declined in recent years primarily due to low natural gas prices, the extension of renewable tax credits and additional renewable generation commencing operations. If there are reductions in demand from customers, we lose retail customers, or we lose municipal customers that do not renew existing contracts, we will market any available power to Other Power Suppliers in an effort to mitigate any earnings impact. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. Due to the low wholesale prices for electricity, we do not expect that our power marketing efforts would fully offset the reduction in earnings resulting from the lower demand from existing customers or the loss of customers. (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

The price of electricity and fuel may be volatile.

Volatility in market prices for electricity and fuel could adversely impact our financial position and results of operations and may result from:

•severe or unexpected weather conditions and natural disasters;
•seasonality;
•changes in electricity usage;
•transmission or transportation constraints, inoperability or inefficiencies;
•availability of competitively priced alternative energy sources;
•changes in supply and demand for energy;
•changes in power production capacity;
•outages at our generating facilities or those of our competitors;
•availability of fuel transportation;
•changes in production and storage levels of natural gas, lignite, coal, crude oil and refined products;
•wars, sabotage, terrorist acts or other catastrophic events; and
•federal, state, local and foreign energy, environmental, or other regulation and legislation.

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

ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)

ALLETE Clean Energy / Corporate and Other Risks

The inability to successfully manage and grow ALLETE Clean Energy and our Corporate and Other businesses could adversely affect our results of operations.

The Company's strategy for ALLETE Clean Energy includes adding customers, new geographies, and growth through acquisitions or project development with long-term PSAs in place for the output or to be sold upon completion. This strategy depends, in part, on the Company’s ability to successfully identify and evaluate acquisition or development opportunities and consummate acquisitions on acceptable terms. The Company may compete with other companies for these acquisition and development opportunities, which may increase the Company’s cost of making acquisitions and the Company may be unsuccessful in pursuing these acquisition opportunities. Other companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. New laws and regulations promoting renewable energy generation may result in increased competition. Our ALLETE Clean Energy business is experiencing return pressures from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. Additionally, tax law changes may adversely impact the economic characteristics of potential acquisitions or investments. If the Company is unable to execute its strategy of growth through acquisitions, project development for others, or the addition of new customers and geographies, it may impede our long-term objectives and business strategy.

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

ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)
ALLETE Clean Energy / Corporate and Other Risks (Continued)

As contracts with counterparties expire, we may not be able to replace them with agreements on similar terms.

ALLETE Clean Energy is party to PSAs which expire in various years between 2022 and 2039. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, or sell energy in the wholesale market resulting in similar revenue, our financial position, results of operations and cash flows could be adversely affected, which includes potential impairment of property, plant and equipment.

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

BNI Energy sells lignite coal to two electric generating cooperatives, Minnkota Power and Square Butte, and could be adversely impacted if these customers were unable or unwilling to fulfill their related contractual obligations, or change the way in which they operate their generating facilities. In addition, BNI Energy and its customers may be adversely impacted by existing or new environmental laws and regulations which could have an adverse effect on our financial position, results of operations and cash flows. In addition, insurance companies have decreased the available coverage for policy holders in the mining industry, impacting the availability of coverage, and leading to higher deductibles and premiums.

Real estate market conditions where our legacy Florida real estate investment is located may not improve.

The Company’s strategy related to the real estate assets of ALLETE Properties incorporates the possibility of a bulk sale of its entire portfolio, in addition to sales over time, however, adverse market conditions could impact the timing of land sales, which could result in little to no sales, while still incurring operating expenses such as community development district assessments and property taxes, resulting in net operating losses at ALLETE Properties. Furthermore, weak market conditions could put the properties at risk for an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)

Entity-wide Risks

We could be materially adversely affected by the ongoing COVID-19 pandemic for which we are unable to predict the ultimate impact as the extent and duration of the COVID-19 pandemic is uncertain.

The ongoing COVID-19 pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. We are responding to the COVID-19 pandemic by taking steps to mitigate the potential risks to us posed by its transmission and have implemented company-wide business continuity plans in response to the pandemic. These plans guide our emergency response, business continuity, and the precautionary measures we are taking on behalf of employees and the public. We have taken additional precautions for our employees who work in the field and for employees who continue to work in our facilities, and we have implemented work from home policies where appropriate. We continue to implement physical and cyber-security measures to ensure that our systems remain functional in order to both serve our operational needs with a remote workforce and keep them running to ensure uninterrupted service to our customers.

The ongoing COVID-19 pandemic and related federal and state government responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption has resulted and is expected to continue to result in reduced sales and revenue from commercial, municipal and industrial customers as well as an increase in uncollectible accounts from residential and commercial customers. Many commercial and industrial customers were operating at reduced levels or were temporarily closed or idled during 2020. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Paper, Pulp and Secondary Wood Products – Verso Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite, paper, pulp and secondary wood products, and pipeline customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers. In Minnesota Power’s service territory, we have also voluntarily and as requested by state regulators extended Minnesota’s cold weather rule as well as temporarily suspended disconnections for non-payment and waived late payment charges for residential and small business customers. In SWL&P’s service territory, we have implemented state regulator requested customer service actions to further limit service disconnections and late payment charges for residential, commercial and industrial customers.

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

ALLETE, Inc. 2020 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

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

ALLETE, Inc. 2020 Form 10-K

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

ALLETE, Inc. 2020 Form 10-K

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

Item 3. Legal Proceedings

Discussions of material regulatory and environmental proceedings are included in Note 4. Regulatory Matters and Note 8. Commitments, Guarantees and Contingencies, and are incorporated by reference herein.

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

ALLETE, Inc. 2020 Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.63 per share on our common stock is payable on March 1, 2021, to the shareholders of record on February 16, 2021. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors. As of February 1, 2021, there were approximately 20,000 common stock shareholders of record.

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

The calculations assume a $100 investment on December 31, 2015, and reinvestment of dividends.

Total Shareholder Return for the Five Years Ending December 31, 2020

$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
ALLETE
S&P 500 Index
Philadelphia Utility Index

	2015	2016	2017	2018	2019	2020
ALLETE	$100	$131	$156	$165	$181	$144
S&P 500 Index	$100	$112	$136	$130	$171	$203
Philadelphia Utility Index	$100	$117	$132	$137	$174	$179

ALLETE, Inc. 2020 Form 10-K

Item 6. Selected Financial Data

Not Required.

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

The trends and results for the year ended December 31, 2020, may not be indicative of future results that may be expected due to uncertainty regarding the extent and duration of the COVID-19 pandemic. This pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the extent to which COVID-19 will spread and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders (including those in effect in areas our businesses operate), and business and government shutdowns. Additional disclosures in this Form 10-K regarding the impacts of the ongoing COVID-19 pandemic are located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load, Liquidity and Capital Resources – Liquidity Position and Part I, Item 1A. Risk Factors.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,000 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 300 MW of wind energy facilities under construction. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

U.S. Water Services provided integrated water management for industry by combining chemical, equipment, engineering and service for customized solutions to reduce water and energy usage, and improve efficiency. In March 2019, the Company sold U.S. Water Services to a subsidiary of Kurita Water Industries Ltd.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; approximately 4,000 acres of land in Minnesota; and earnings on cash and investments.

ALLETE, Inc. 2020 Form 10-K

Overview (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2020, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

2020 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2020 to the year ended December 31, 2019. The trends and results for the year ended December 31, 2020 may not be indicative of future results due to uncertainty regarding the extent and duration of the COVID-19 pandemic. (See Overview.)

Net income attributable to ALLETE in 2020 was $174.2 million, or $3.35 per diluted share, compared to $185.6 million, or $3.59 per diluted share, in 2019. Net income in 2020 included reserves for interim rates of $8.3 million after-tax, or $0.16 per share, for the refund of interim rates collected through April 30, 2020, resulting from the MPUC’s approval of the resolution of Minnesota Power’s 2020 general rate case. (See Note 4. Regulatory Matters.) Net income in 2019 included the gain on sale of U.S. Water Services of $13.2 million after-tax, or $0.26 per share, and U.S. Water Services results of operations amounted to a net loss of $1.1 million after-tax, or $0.02 per share. Earnings per share dilution in 2020 was $0.02 due to additional shares of common stock outstanding as of December 31, 2020.

Regulated Operations net income attributable to ALLETE was $136.3 million in 2020, compared to $154.4 million in 2019. Net income at Minnesota Power was lower than 2019 primarily due to: lower kWh sales to retail and municipal customers; lower revenue from Other Power Suppliers resulting from the expiration of a PSA; higher depreciation expense; and lower fuel adjustment clause recoveries in 2020 with the adoption of a new fuel adjustment clause methodology for Minnesota utilities this year. These decreases were partially offset by higher rates resulting from Minnesota Power’s rate case and increased earnings related to the GNTL. In addition, results for 2020 included reserves for interim rates of $8.3 million after-tax for the refund of interim rates collected through April 30, 2020. Net income at SWL&P was similar to 2019. Our after-tax equity earnings in ATC were higher compared to 2019 primarily due to additional investments.

ALLETE Clean Energy net income attributable to ALLETE was $29.9 million in 2020 compared to $12.4 million in 2019. Net income in 2020 included $9.1 million of additional production tax credits compared to 2019 as well as earnings from the Glen Ullin, South Peak and Diamond Spring wind energy facilities, which commenced full operations in December 2019, April 2020 and December 2020, respectively, and higher wind resources at other wind energy facilities.

U.S. Water Services net loss attributable to ALLETE was $1.1 million in 2019. ALLETE completed the sale of U.S. Water Services in the first quarter of 2019.

Corporate and Other net income attributable to ALLETE was $8.0 million in 2020 compared to $19.9 million in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $13.2 million after-tax. Net income in 2020 included earnings from our investment in Nobles 2 which commenced operations in December 2020.

ALLETE, Inc. 2020 Form 10-K

2020 Compared to 2019

(See Note 13. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2020	2019
Millions
Operating Revenue – Utility	$987.3	$1,042.4
Fuel, Purchased Power and Gas – Utility	358.6	390.7
Transmission Services – Utility	67.0	69.8
Operating and Maintenance	200.9	201.9
Depreciation and Amortization	166.9	159.4
Taxes Other than Income Taxes	50.7	48.4
Operating Income	143.2	172.2
Interest Expense	(58.5)	(58.9)
Equity Earnings	22.3	21.7
Other Income	9.9	12.3
Income Before Income Taxes	116.9	147.3
Income Tax Benefit	(19.4)	(7.1)
Net Income Attributable to ALLETE	$136.3	$154.4

Operating Revenue – Utility decreased $55.1 million from 2019 primarily due to lower revenue from kWh sales, fuel adjustment clause recoveries and conservation improvement program recoveries, partially offset by higher rates resulting from Minnesota Power’s rate case and increased revenue related to the GNTL.

Revenue from kWh sales decreased $68.5 million from 2019 reflecting lower sales to commercial, industrial and municipal customers as well as the expiration of a 100 MW PSA in April 2020. Sales to commercial and industrial customers decreased primarily due to the adverse impact of the COVID-19 pandemic on customer operations. Many commercial and industrial customers were operating at reduced levels or were temporarily closed or idled during 2020 as a result of the COVID-19 pandemic and related governmental responses. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Paper, Pulp and Secondary Wood Products – Verso Corporation.) Sales to municipal customers decreased from 2019 as a result of the expiration of a contract with a municipal customer in June 2019. Sales to residential customers increased from 2019 primarily due to the impact of COVID-19, partially offset by warmer weather in 2020.

Kilowatt-hours Sold	2020	2019	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,134	1,130	4	0.4
Commercial	1,306	1,390	(84)	(6.0)
Industrial	6,192	7,277	(1,085)	(14.9)
Municipal	584	672	(88)	(13.1)
Total Retail and Municipal	9,216	10,469	(1,253)	(12.0)
Other Power Suppliers	4,039	3,185	854	26.8
Total Regulated Utility Kilowatt-hours Sold	13,255	13,654	(399)	(2.9)

Revenue from electric sales to taconite customers accounted for 30 percent of regulated operating revenue in 2020 (30 percent in 2019). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2020 (7 percent in 2019). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2020 (9 percent in 2019).

Fuel adjustment clause revenue decreased $14.4 million due to lower fuel and purchased power costs attributable to retail and municipal customers.

ALLETE, Inc. 2020 Form 10-K

2020 Compared to 2019 (Continued)
Regulated Operations (Continued)

Conservation improvement program recoveries decreased $4.9 million from 2019 primarily due to a decrease in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Revenue increased $19.4 million due to higher rates beginning in May 2020 resulting from the resolution of Minnesota Power’s 2020 general rate case. As part of the resolution, interim rates collected from January 2020 through April 2020 were offset with reserves for interim rates which were refunded in the third and fourth quarters of 2020. (See Note 4. Regulatory Matters.)

Cost recovery rider and transmission revenue related to GNTL increased $18.7 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020 and additional expenditures for property, plant and equipment.

Operating Expenses decreased $26.1 million, or 3 percent, from 2019.

Fuel, Purchased Power and Gas – Utility expense decreased $32.1 million, or 8 percent, from 2019 primarily due to lower kWh sales, purchased power prices and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense decreased $2.8 million, or 4 percent, from 2019 primarily due to lower MISO-related expense.

Depreciation and Amortization expense increased $7.5 million, or 5 percent, from 2019 primarily due to additional property, plant and equipment in service resulting from the GNTL being placed into service in June 2020.

Taxes Other than Income Taxes increased $2.3 million, or 5 percent, from 2019 primarily due to higher property tax expense resulting from the GNTL being placed into service in June 2020.

Other Income decreased $2.4 million from 2019 reflecting various individually immaterial items.

Income Tax Benefit increased $12.3 million from 2019 primarily due to lower pre-tax income and additional production tax credits in 2020 compared to 2019.

ALLETE Clean Energy

Year Ended December 31	2020	2019
Millions
Operating Revenue
Contracts with Customers – Non-utility	$68.3	$48.0
Other – Non-utility (a)	11.3	11.6
Operating and Maintenance	37.4	29.5
Depreciation and Amortization	37.9	26.8
Taxes Other than Income Taxes	3.3	2.1
Operating Income	1.0	1.2
Interest Expense	(2.2)	(2.8)
Other Income	0.2	2.0
Income (Loss) Before Income Taxes	(1.0)	0.4
Income Tax Benefit	(19.1)	(11.9)
Net Income	18.1	12.3
Net Loss Attributable to Non-Controlling Interest (b)	(11.8)	(0.1)
Net Income Attributable to ALLETE	$29.9	$12.4
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.
(b)See Note 1. Operations and Significant Accounting Policies.

Operating Revenue increased $20.0 million from 2019 primarily due to revenue from the Glen Ullin, South Peak and Diamond Spring wind energy facilities which commenced full operations in December 2019, April 2020 and December 2020, respectively, as well as higher wind resources at other wind energy facilities.
ALLETE, Inc. 2020 Form 10-K

2020 Compared to 2019 (Continued)
ALLETE Clean Energy (Continued)

	Year Ended December 31,
	2020		2019
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	262.2	$23.5	232.9	$21.0
Midwest	902.0	32.2	805.8	32.4
South	169.1	3.9	—	—
West	777.5	20.0	87.8	6.2
Total Production and Operating Revenue	2,110.8	$79.6	1,126.5	$59.6

Operating and Maintenance expense increased $7.9 million, or 27 percent, from 2019 primarily due to operating and maintenance expenses related to the Glen Ullin, South Peak and Diamond Spring wind energy facilities.

Depreciation and Amortization expense increased $11.1 million, or 41 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin, South Peak and Diamond Spring wind energy facilities.

Taxes Other Than Income Taxes increased $1.2 million, or 57 percent, from 2019 primarily due to additional property, plant and equipment in service related to the Glen Ullin, South Peak and Diamond Spring wind energy facilities.

Other Income decreased $1.8 million from 2019 reflecting various individually immaterial items.

Income Tax Benefit increased $7.2 million from 2019 primarily due to additional production tax credits generated in 2020. The income tax benefit reflected production tax credits of $20.6 million in 2020 and $11.5 million in 2019.

Net Loss Attributable to Non-Controlling Interest increased $11.7 million reflecting net losses attributable to non-controlling interests for the Glen Ullin, South Peak and Diamond Spring wind energy facilities.

U.S. Water Services

Year Ended December 31	2020	2019
Millions
Operating Revenue	—	$33.4
Net Loss Attributable to ALLETE	—	$(1.1)

Operating Revenue decreased $33.4 million from 2019. ALLETE sold U.S. Water Services in the first quarter of 2019. (See Note 1. Operations and Significant Accounting Policies.)

Corporate and Other

Operating Revenue decreased $2.9 million, or 3 percent, from 2019 primarily due to lower land sales at ALLETE Properties, partially offset by higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2020 compared to 2019.

Net Income Attributable to ALLETE was $8.0 million in 2020 compared to $19.9 million in 2019. Net income in 2019 included a gain on the sale of U.S. Water Services of $13.2 million after-tax. Net income in 2020 included earnings from our investment in Nobles 2 which commenced operations in December 2020. Net income at BNI Energy was $7.3 million in 2020 compared to $7.4 million in 2019. Net income at ALLETE Properties was $0.4 million in 2020 compared to $0.3 million in 2019.

Income Taxes – Consolidated

For the year ended December 31, 2020, the effective tax rate was a benefit of 32.4 percent (benefit of 3.7 percent for the year ended December 31, 2019). The effective tax rate for 2020 was a higher benefit primarily due to additional production tax credits generated in 2020 and lower pre-tax income. (See Note 10. Income Tax Expense.)

ALLETE, Inc. 2020 Form 10-K

2019 Compared to 2018

The comparison of the results of operations for the years ended December 31, 2019 and 2018 is included in Management's Discussion in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Regulatory Accounting. Our regulated utility operations are subject to accounting standards for the effects of certain types of regulation. These standards require us to reflect the effect of regulatory decisions in our financial statements. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income. (See Note 4. Regulatory Matters.)

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2020, was approximately 36 percent equity securities, 61 percent fixed income, 1 percent private equity and 2 percent real estate. Our postretirement health and life asset allocation as of December 31, 2020, was approximately 67 percent equity securities, 32 percent fixed income and 1 percent private equity. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2020, we used weighted average expected long-term rates of return of 6.75 percent in our actuarial determination of our pension expense and 6.08 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one‑quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $1.9 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2020, we used weighted average discount rates of 3.52 percent and 3.45 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $1.3 million, pre‑tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2020, considered a modified PRI-2012 mortality table and mortality projection scale. (See Note 11. Pension and Other Postretirement Benefit Plans.)

Impairment of Long-Lived Assets. We review our long-lived assets, which include the legacy real estate assets of ALLETE Properties, for indicators of impairment in accordance with the accounting standards for property, plant and equipment on a quarterly basis.

ALLETE, Inc. 2020 Form 10-K

Critical Accounting Policies (Continued)

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

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated average annual earnings per share growth of 5 percent to 7 percent; with a Regulated Operations growth objective of 4 percent to 5 percent, and an ALLETE Clean Energy and Corporate and Other businesses growth objective of at least 15 percent over the long-term. We have made steady progress over the past several quarters in the evolution of our ALLETE Clean Energy strategy as we position the business to provide more comprehensive clean energy solutions. We believe that the renewable energy industry continues to have tremendous potential driven by societal demands for climate action and fulfilling ESG commitments. ALLETE Clean Energy’s existing platform provides a strong foundation for growth as we seek to expand our product offerings, further diversify our portfolio and deliver financial returns within our expected criteria over the long-term. Our efforts have resulted in an improvement in our long-term growth outlook above the 4 percent most recently reported. Our current projection of ALLETE’s consolidated average annual earnings per share growth rate, using 2019 as a base year, is in line with our stated long-term (5-year) growth objective of 5 percent to 7 percent; with a Regulated Operations growth projection of approximately 3 percent, and an ALLETE Clean Energy and Corporate and Other businesses growth projection of approximately 30 percent to 40 percent.

Our earnings during the year ended December 31, 2020 were negatively impacted by the ongoing COVID-19 pandemic and related disruptions. COVID-19 has had a material impact on Minnesota Power’s industrial customers and, as a result, our sales to these customers. Multiple taconite facilities were idled for portions of the year in 2020 and Verso Corporation idled its paper mill in Duluth, Minnesota. The Verso Corporation paper mill remains indefinitely idled; however, Verso Corporation has disclosed it is considering options for the paper mill, including marketing for a sale. In addition, many of our commercial, municipal, and small industrial customers are operating at reduced levels, or are temporarily closed. We expect our earnings to continue to be impacted in 2021 due to the ongoing COVID-19 pandemic, with lower sales to our industrial customers than historical levels, Verso Corporation remaining indefinitely idled, and some of our commercial, municipal, and small industrial customers operating at reduced levels throughout the year. Our 2021 consolidated ALLETE earnings are expected to be lower than 2020, primarily due to lower earnings at our Regulated Operations.

ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)

In response to these lower sales in 2020, and in anticipation of potentially lower sales in 2021, Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac facility and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso paper mill to its next general rate case or other proceeding for review for recovery by the MPUC. (See Note 4. Regulatory Matters – COVID-19 Related Deferred Accounting.) Minnesota Power anticipates filing a general rate case in November 2021 with a 2022 test year.

Minnesota Power also submitted its IRP with the MPUC on February 1, 2021. The outcome of this IRP is likely to be instrumental in the evolution of our EnergyForward strategic plan that provides for significant emission reductions and diversifying our electricity generation mix to include more renewables, and is expected to provide potential earnings growth over the long-term. (See EnergyForward.)

Portions of our ALLETE Clean Energy business is experiencing return pressures on our earnings per share growth from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. In response to these market pressures, we are actively evaluating additional growth opportunities to deliver more comprehensive clean energy solutions for customers at ALLETE Clean Energy, which may include solar, storage solutions, and related energy infrastructure investments and services. We believe that the renewable energy industry is entering a new phase of growth and that we are well-positioned to serve customers and drive future growth at ALLETE. ALLETE Clean Energy will continue to optimize its existing wind energy facility portfolio, seek development of its remaining safe harbor inventory of tax credit qualified turbines, and explore other renewable energy opportunities to expand its service offerings to further enhance its growth and profitability.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and our Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2021. Over the next several years, the contribution of ALLETE Clean Energy and our Corporate and Other businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. Minnesota Power has a goal of delivering 100 percent carbon-free energy by 2050. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approvals for transmission, renewable and environmental investments, as well as work with regulators to earn a fair rate of return.

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

ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)
Regulatory Matters (Continued)

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 and refunded in the third and fourth quarters of 2020.

2018 Wisconsin General Rate Case. SWL&P’s current retail rates are based on a December 2018 PSCW order that allows for a return on equity of 10.4 percent and a 55.0 percent equity ratio. The PSCW had directed SWL&P to file its next general rate case in 2020; however, the PSCW granted an extension request made by SWL&P to delay filing its next general rate case until on or before December 20, 2022. SWL&P requested the extension primarily due to impacts of the COVID-19 pandemic.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 47 percent of our regulated utility kWh sales in 2020 (54 percent in 2019 and 50 percent in 2018) were made to our industrial customers. We expect industrial sales of approximately 6.0 million to 6.5 million MWh in 2021 (6.2 million MWh in 2020 and 7.3 million in 2019). (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

The ongoing COVID-19 pandemic and related governmental responses has led to a disruption of economic activity, and could result in an extended disruption of economic activity. This disruption has resulted in reduced sales and revenue from industrial customers as many industrial customers operated at reduced levels or were temporarily closed or idled during 2020. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Verso Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite and paper, pulp and secondary wood products, pipeline and other industrial customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers.

Taconite. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry, which continues to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel produced in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. The demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user all requires steel. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 68 percent of capacity in 2020 (80 percent in 2019 and 78 percent in 2018); however, the American Iron and Steel Institute also reported that U.S. raw steel production in January 2021 was approximately 76 percent of capacity. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2021 will increase by approximately 7 percent compared to 2020.

ALLETE, Inc. 2020 Form 10-K

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

Northshore Mining. Cliffs completed constructed of a hot briquetted iron production plant in Toledo, Ohio, in 2020, which utilizes direct reduced-grade pellets from Northshore Mining. In April 2020, Cliffs announced that, based on market conditions, it would be temporarily idling Northshore Mining. Cliffs idled production at Northshore Mining in April 2020 and resumed normal production at the facility in August 2020. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

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

USS Corporation. In April 2020, USS Corporation stated it would idle its Keetac facility in Keewatin, Minnesota, in response to the sudden and dramatic decline in business conditions resulting from the COVID-19 pandemic. In addition, in May 2020, USS Corporation announced that production was expected to be temporarily reduced at its Minntac Plant in Mountain Iron, Minnesota. USS Corporation resumed normal production at its Minntac Plant beginning in late July 2020 and resumed operations at its Keetac facility in December 2020. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

Hibbing Taconite. In April 2020, ArcelorMittal announced that Hibbing Taconite in Hibbing, Minnesota, would idle production due to the COVID-19 pandemic. Hibbing Taconite resumed normal production in August 2020. Hibbing Taconite’s current mineable ore reserves are expected to be exhausted in 2025. Cliffs, who in December 2020 became majority owner and resumed management of Hibbing Taconite, has stated that it has a plan to extend the mine life of Hibbing Taconite with ore reserves already under control of Cliffs. There are ample ore reserves in northeastern Minnesota that could supply operations for decades to come, and Minnesota Power’s taconite customers routinely develop and extend their mine plans to optimize assets. Hibbing Taconite has the capability to produce approximately 8 million tons annually.

Cliffs Acquisition. On December 9, 2020, Cliffs announced that it had completed the previously announced acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs had stated that upon closure Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The transaction included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs is now Minnesota Power’s largest customer. The acquisition has increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and the related Minnesota iron ore production.

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. We expect operating levels in 2021 at the four major paper and pulp mills we serve to be lower than 2020 primarily due to the indefinite idling of Verso Corporation’s paper mill in Duluth, Minnesota. (See Verso Corporation.)

Verso Corporation. In June 2020, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota (Duluth Mill). Verso Corporation stated the decision was due to the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic and has disclosed it is considering options for the Duluth Mill, including marketing for a sale. On January 29, 2021, Verso Corporation provided notice of termination for its contract effective in January 2025, with no demand charge expected after February 2023 (minimal demand charge through January 2023).
ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Pipeline and Other Industries.

Husky Energy. In April 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. In September 2019, Husky Energy announced that it had received the required permit approvals to begin reconstruction. In June 2020, Husky Energy announced that rebuild construction at the refinery had resumed following a suspension in March 2020 due to the COVID-19 pandemic. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2022. On October 25, 2020, Husky Energy announced a transaction to combine with Cenovus Energy Inc., which closed in the first quarter of 2021.

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

In 2016, PolyMet submitted applications for water-related permits with the DNR and MPCA, an air quality permit with the MPCA, and a state permit to mine application with the DNR detailing its operational plans for the mine. In June 2018, the U.S. Forest Service and PolyMet closed on a land exchange, which resulted in PolyMet obtaining surface rights to land needed to develop its mining operation. In November 2018, the DNR issued PolyMet’s permit to mine and certain water-related permits. In December 2018, the MPCA issued PolyMet’s final state water and air quality permits. On March 21, 2019, the U.S. Army Corps of Engineers issued PolyMet’s final federal permit. PolyMet was issued all necessary permits to construct and operate its new mining operation; however, on January 13, 2020, the Minnesota Court of Appeals reversed the DNR’s decisions granting PolyMet’s permit to mine and dam-safety permits, and remanded them back to the DNR to hold a contested-case hearing. Further, in March 2020, the Minnesota Court of Appeals remanded PolyMet’s air permit. PolyMet filed petitions for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decisions, which were accepted for review by the Minnesota Supreme Court with oral arguments held in October and November 2020. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

EnergyForward. Minnesota Power is executing EnergyForward, its strategy assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind, solar, natural gas and hydroelectric power, construction of additional transmission capacity, the installation of emissions control technology and the idling and retirement of certain coal-fired generating facilities. Minnesota Power has a vision to deliver 100 percent carbon-free energy to customers by 2050, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s recent achievement of now providing 50 percent renewable energy to its customers.

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply to 70 percent by 2030, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in late 2021.

In recent years, Minnesota Power has transformed its energy supply from more than a 95 percent reliance on coal to become a leader in the nation’s clean-energy transformation. Since 2013, the company has closed or converted seven of its nine coal-fired units and added nearly 900 megawatts of renewable energy sources. Additionally, Minnesota Power has been a leader in energy conservation, surpassing the state’s conservation goals each year for the past decade.
ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication and other affiliated-interest agreements for NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In December 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court with oral arguments held on October 6, 2020. There is no deadline for the Minnesota Supreme Court to issue a ruling. In January 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through December 31, 2020, is approximately $15 million.

Renewable Energy. Minnesota Power continues to execute its renewable energy strategy and expects approximately 50 percent of its energy will be supplied by renewable energy sources in 2021. Minnesota Power also has a goal of delivering 100 percent carbon-free energy by 2050. (See EnergyForward.)

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

Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates were approved by the MPUC in an order dated December 10, 2020.

Nobles 2 PPA. Minnesota Power and Nobles 2 have a long-term PPA that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwestern Minnesota through 2040. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. (See Corporate and Other – Investment in Nobles 2.)

Manitoba Hydro. Minnesota Power has three long-term PPAs with Manitoba Hydro. Under the first PPA, Minnesota Power is purchasing surplus energy through April 2022. This energy-only agreement primarily consists of surplus hydro energy on Manitoba Hydro’s system that is delivered to Minnesota Power on a non-firm basis. Under this agreement, Minnesota Power will purchase at least one million MWh of energy over the contract term. The second PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro through May 2035. The third PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro through June 2040. (See Note 8. Commitments, Guarantees and Contingencies.)

Solar Energy. Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. SWL&P also plans to construct a 470 kW solar array in 2021 as part of a community solar garden in Superior, Wisconsin, which was approved by the PSCW on October 7, 2020.

ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

On June 17, 2020, Minnesota Power filed a proposal with the MPUC to accelerate its plans for solar energy with an estimated $40 million investment in approximately 20 MW of solar energy projects in Minnesota. (See Note 4. Regulatory Matters.)

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. On June 30, 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard.

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include the GNTL, investments to enhance our own transmission facilities, investments in other transmission assets (individually or in combination with others) and our investment in ATC. See Item 1. Business – Regulated Operations and Note 8. Commitments, Guarantees and Contingencies.

ALLETE Clean Energy.

ALLETE Clean Energy will pursue growth through acquisitions or project development. ALLETE Clean Energy is targeting acquisitions of existing operating portfolios which have a mix of long-term PSAs in place and/or available for repowering and recontracting. Further, ALLETE Clean Energy will evaluate actions that will lead to the addition of complimentary clean energy products and services. At this time, ALLETE Clean Energy expects acquisitions or development of new facilities will be primarily wind, solar, energy storage or storage ready facilities across North America. ALLETE Clean Energy is also targeting the development of new facilities up to 300 MW each, which will have long-term PSAs in place for the output or may be sold upon completion.

Federal production tax credit qualification is important to the economics of project development, and ALLETE Clean Energy has invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of its remaining safe harbor production tax credit qualified equipment through 2024. ALLETE Clean Energy has invested approximately $80 million through 2020 for production tax credit requalification of approximately 470 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $17 million to $22 million annually through 2027 and decreasing thereafter through 2030. Disruptions in our supply chains or a lack of available financing resulting from the ongoing COVID-19 pandemic, if they occur, could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits. To date we have not experienced disruptions in our supply chains related to the COVID-19 pandemic. (See Item 1A. Risk Factors.)

In 2018, ALLETE Clean Energy announced that it would build, own and operate the South Peak wind project, an 80 MW wind energy facility in Montana, pursuant to a 15-year PSA with NorthWestern Corporation; construction was completed and tax equity funding of $67.8 million in cash, net of issuance costs, was received in the second quarter of 2020.

In May 2019, ALLETE Clean Energy acquired the Diamond Spring wind project in Oklahoma from Apex Clean Energy. ALLETE Clean Energy owns and operates the approximately 300 MW wind energy facility. The Diamond Spring wind energy facility is fully contracted to sell wind power under long-term power sales agreements; construction was completed and tax equity funding of $230.7 million in cash, net of issuance costs, was received in the fourth quarter of 2020.

On March 10, 2020, ALLETE Clean Energy acquired the rights to the approximately 300 MW Caddo wind development project in Oklahoma from Apex Clean Energy. The Caddo wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2021.

On February 4, 2021, ALLETE Clean Energy entered into a purchase and sale agreement with a subsidiary of Xcel Energy Inc. to sell a 120 MW wind energy facility for approximately $210 million. ALLETE Clean Energy will repower and expand its Northern Wind project, consisting of its 100 MW Chanarambie and Viking wind energy facilities located in southwest Minnesota, as part of the transaction. Construction is expected to begin in late 2021, and the Northern Wind project is expected to continue operating until early 2022. The sale is expected to close in late 2022, subject to regulatory approval by the MPUC and receipt of permits.

ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)
ALLETE Clean Energy (Continued)

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current operating portfolio is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. ALLETE Clean Energy’s current operating portfolio is as follows:

Region	Wind Energy Facility	Capacity MW	PSA MW	PSA Expiration
East	Armenia Mountain	101	100%	2024
Midwest	Chanarambie/Viking	98
	PSA 1 (a)		12%	2023
	PSA 2		88%	2023
	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	PSA 1		90%	2022
	PSA 2		10%	2032
	Other	17	100%	2028
South	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	2022
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035
(a)The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.

Non-cash amortization to revenue recognized by ALLETE Clean Energy relates to the amortization of differences between contract prices and estimated market prices on assumed PSAs. As part of wind energy facility acquisitions, ALLETE Clean Energy assumed various PSAs that were above or below estimated market prices at the time of acquisition; the resulting differences between contract prices and estimated market prices are amortized to revenue over the remaining PSA term. Non-cash amortization is expected to be approximately $11.5 million annually in 2021 through 2023, $5.5 million annually in 2024 through 2027, and decreasing thereafter through 2032.

Corporate and Other.

BNI Energy. In 2020, BNI Energy sold 4.2 million tons of coal (4.1 million tons in 2019) and anticipates 2021 sales will be similar to 2020. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. Construction of the wind energy facility was completed and tax equity funding of $116.3 million, net of issuance costs, was received in the fourth quarter of 2020. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 5. Equity Investments.)

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

ALLETE, Inc. 2020 Form 10-K

Outlook (Continued)

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2020. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC‑Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 35 percent to 40 percent for 2021 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs; however, the Company is monitoring capital markets and other financing sources in light of the ongoing COVID-19 pandemic. (See Item 1A. Risk Factors.) A disruption in capital markets could lead to increased borrowing costs or adversely impact our ability to access capital markets or other financing sources. If we are not able to access capital on acceptable terms in sufficient amounts and when needed, or at all, the ability to maintain our businesses or to implement our business plans would be adversely affected.

As of December 31, 2020, we had cash and cash equivalents of $44.3 million, $384.7 million in available consolidated lines of credit, 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 39 percent.

In 2020, ALLETE received $414.5 million in cash, net of issuance costs, from third-party investors as part of tax equity financing for ALLETE Clean Energy’s South Peak and Diamond Spring wind energy facilities as well as for our investment in Nobles 2. In addition, ALLETE issued $140 million of the Company's first mortgage bonds in August 2020, sold $150 million of senior unsecured notes in September 2020 and ALLETE Clean Energy borrowed $65 million under a term loan agreement.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2020	%	2019	%	2018	%
Millions
ALLETE Equity	$2,294.6	50	$2,231.9	56	$2,155.8	59
Non-Controlling Interest in Subsidiaries	505.6	11	103.7	3	—	—
Short-Term and Long-Term Debt (a)	1,806.4	39	1,622.6	41	1,495.2	41
	$4,606.6	100	$3,958.2	100	$3,651.0	100
(a) Excludes unamortized debt issuance costs.

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2020	2019	2018
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$92.5	$79.0	$110.1
Cash Flows from (used for)
Operating Activities	299.8	246.9	431.3
Investing Activities	(812.8)	(342.7)	(347.2)
Financing Activities	485.7	109.3	(115.2)
Change in Cash, Cash Equivalents and Restricted Cash	(27.3)	13.5	(31.1)
Cash, Cash Equivalents and Restricted Cash at End of Period	$65.2	$92.5	$79.0

Operating Activities. Cash from operating activities was higher in 2020 compared to 2019. Cash from operating activities in 2019 included the refund of Minnesota Power’s provisions for interim rates and tax reform, and the impact of U.S. Water Services prior to its sale. Cash from operating activities in 2020 included lower collections of accounts receivable due to timing.
ALLETE, Inc. 2020 Form 10-K

Liquidity and Capital Resources (Continued)
Cash Flows (Continued)

Cash from operating activities was lower in 2019 compared to 2018 primarily due to the refund of Minnesota Power’s provisions for tax reform and interim rates to customers, fewer customer deposits received and lower recoveries from customers under cost recovery riders in 2019. These decreases were partially offset by the timing of collections of accounts receivable.

Investing Activities. Cash used for investing activities was higher in 2020 compared to 2019. Cash used for investing activities in 2020 included higher additions to property, plant and equipment and additional payments for equity method investments compared to 2019. Cash used for investing activities in 2019 included proceeds received from the sale of U.S. Water Services.

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

Cash from financing activities was higher in 2019 compared to 2018primarily due to higher proceeds from the issuance of long-term debt and proceeds from a tax equity financing (non-controlling interest in subsidiaries), partially offset by higher dividends on common stock.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2020, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2019), most of which expire in January 2024. We had $22.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019). We also have other credit facility agreements in place that provide the ability to issue up to $100.0 million in standby letters of credit. As of December 31, 2020, we had $82.9 million outstanding in standby letters of credit under these agreements.

In addition, as of December 31, 2020, we had 3.4 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. In July 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares under this agreement will continue to be offered for sale, from time to time.

Securities. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2020. For the year ended December 31, 2020, no shares of common stock were issued under this agreement (none in 2019 and 2018). In July 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.

During the year ended December 31, 2020, we issued 0.4 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $18.1 million (0.2 million shares for net proceeds of $1.9 million in 2019; 0.4 million shares for net proceeds of $20.3 million in 2018). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-183051 and 333-162890. See Note 9. Common Stock and Earnings Per Share for additional detail regarding ALLETE’s equity securities.

Financial Covenants. See Note 7. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2020, we contributed $10.7 million in cash to the defined benefit pension plans. On January 15, 2021, we contributed $10.3 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to our defined benefit pension plans in 2021, and we do not expect to make any contributions to our other postretirement benefit plans in 2021. (See Note 9. Common Stock and Earnings Per Share and Note 11. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. 2020 Form 10-K

Liquidity and Capital Resources (Continued)

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are discussed in Note 8. Commitments, Guarantees and Contingencies.

Contractual Obligations and Commercial Commitments. ALLETE has contractual obligations and other commitments that will need to be funded in the future, in addition to its capital expenditure programs. Material contractual obligations and other commitments are as follows:

Long-Term Debt. ALLETE has material long-term debt obligations, including long-term debt due within one year. These obligations include the principal amount of bonds, notes and loans which are recorded on the Consolidated Balance Sheet, plus interest. (See Note 7. Short-Term and Long‑Term Debt.)

Pension and Other Postretirement Benefit Plans. Pension and other postretirement benefit plan obligations include the current estimate of future benefit payments. Pension contributions are dependent on several factors including realized asset performance, future discount rate and other actuarial assumptions, Internal Revenue Service and other regulatory requirements, and contributions required to avoid benefit restrictions for the pension plans. Funding for the other postretirement benefit plans is impacted by realized asset performance, future discount rate and other actuarial assumptions, and utility regulatory requirements. Our obligations are estimates and will change based on actual market performance, changes in interest rates and any changes in governmental regulations. (See Note 11. Pension and Other Postretirement Benefit Plans.)

Operating Lease Obligations. ALLETE has certain operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheet. (See Note 1. Operations and Significant Accounting Policies.)

Easement Obligations. ALLETE has easement obligations for the minimum payments required under our land easement agreements at our wind energy facilities. (See Note 8. Commitments, Guarantees and Contingencies.)

PPA Obligations. PPA obligations represent our Square Butte, Manitoba Hydro and other PPAs. (See Note 8. Commitments, Guarantees and Contingencies.)

Other Purchase Obligations. ALLETE has other purchase obligations covering our minimum purchase commitments under coal supply and rail contracts, and long-term service agreements for wind energy facilities. (See Note 8. Commitments, Guarantees and Contingencies.)

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

Credit Ratings	S&P	Moody’s
Issuer Credit Rating	BBB	Baa1
Commercial Paper	A-2	P-2
First Mortgage Bonds	(a)	A2
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

ALLETE, Inc. 2020 Form 10-K

Liquidity and Capital Resources (Continued)
Credit Ratings (Continued)

The Company believes it is well-positioned to meet its liquidity needs. As of December 31, 2020, we had cash and cash equivalents of $44.3 million, $384.7 million in available consolidated lines of credit and a debt-to-capital ratio of 39 percent. Our cash from operating activities for the year ended December 31, 2020 was $299.8 million. In addition, as of December 31, 2020, we had 3.4 million original issue shares of our common stock available for issuance through Invest Direct and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets.

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. ALLETE’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 70 percent. In 2020, we paid out 74 percent (65 percent in 2019; 66 percent in 2018) of our per share earnings in dividends. On February 4, 2021, our Board of Directors declared a dividend of $0.63 per share, which is payable on March 1, 2021, to shareholders of record at the close of business on February 16, 2021.

Capital Requirements

ALLETE’s projected capital expenditures for the years 2021 through 2025 are presented in the following table. Actual capital expenditures may vary from the projections due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies.

Capital Expenditures	2021	2022	2023	2024	2025	Total
Millions
Regulated Operations
Base and Other	$160	$120	$160	$220	$205	$865
Nemadji Trail Energy Center (a)	15	50	150	115	15	345
Regulated Operations Capital Expenditures	175	170	310	335	220	1,210
ALLETE Clean Energy (b)	255	5	10	10	10	290
Corporate and Other	60	20	15	15	10	120
Total Capital Expenditures	$490	$195	$335	$360	$240	$1,620
(a)Our portion of estimated capital expenditures for construction of NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE.
(b)Capital expenditures in 2021 include construction of a 300 MW wind energy facility by ALLETE Clean Energy. These capital expenditures do not include the cost of safe harbor equipment purchased previously. (See Outlook – ALLETE Clean Energy.)

We are well positioned to meet our financing needs due to adequate operating cash flows, available additional working capital and access to capital markets. We will finance capital expenditures from a combination of internally generated funds, debt and equity issuance proceeds. We intend to maintain a capital structure with capital ratios near current levels. (See Capital Structure.)

Environmental and Other Matters

Our businesses are subject to regulation of environmental matters by various federal, state and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements have been promulgated by both the EPA and state authorities over the past several years. Minnesota Power’s facilities are subject to additional requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation. (See Note 8. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2020 Form 10-K

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2020, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2020:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$99.0	$89.2	$89.1	$73.9	$213.3	$1,109.1	$1,673.6	$1,989.2
Average Interest Rate – %	3.9	3.7	5.9	3.9	3.4	4.2	4.1

Variable Rate – Millions	$105.0	—	—	—	$27.8	—	$132.8	$132.8
Average Interest Rate – %	1.5	—	—	—	0.1	—	1.2

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2020, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.3 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2020.

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

ALLETE, Inc. 2020 Form 10-K

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk for information related to quantitative and qualitative disclosure about market risk.

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

ALLETE, Inc. 2020 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2021 Annual Meeting of Shareholders (2021 Proxy Statement) under the following headings:

•Directors. The information regarding directors will be included in the “Election of Directors” section;

•Audit Committee Financial Expert. The information regarding the Audit Committee financial expert will be included in the “Corporate Governance” section and the “Audit Committee Report” section;

•Audit Committee Members. The identity of the Audit Committee members will be included in the “Corporate Governance” section and the “Audit Committee Report” section;

•Executive Officers. The information regarding executive officers is included in Part I of this Form 10-K; and

•Section 16(a) Delinquency. If applicable, information regarding Section 16(a) delinquencies will be included in a “Delinquent Section 16(a) Reports” section.

Our 2021 Proxy Statement will be filed with the SEC within 120 days after the end of our 2020 fiscal year.

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

Corporate Governance. The following documents are available on our website at www.allete.com and print copies are available upon request:

•Corporate Governance Guidelines;

•Audit Committee Charter;

•Executive Compensation Committee Charter; and

•Corporate Governance and Nominating Committee Charter.

Any amendment to these documents will be disclosed on our website at www.allete.com promptly following the date of such amendment.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation of Executive Officers,” the “Compensation Committee Report” and the “Director Compensation” sections in our 2021 Proxy Statement.

ALLETE, Inc. 2020 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2021 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)

Equity Compensation Plans Approved by Security Holders	122,431	—	820,161
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	122,431	—	820,161
(a)    Includes the following as of December 31, 2020: (i) 51,909 securities representing the target number of performance share awards (including accrued dividends) granted under the executive long-term incentive compensation plan that were unvested; and (ii) 70,522 director deferred stock units (including accrued dividends) under the non-employee director compensation deferral plan. With respect to unvested performance share awards, the actual number of shares to be issued will vary from 0 percent to 200 percent of the target level depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the performance shares, including payout calculations, see our 2021 Proxy Statement.
(b)    Earned performance share awards are paid in shares of ALLETE common stock on a one-for-one basis. Accordingly, these awards do not have a weighted-average exercise price.
(c)    Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 700,864 shares available for issuance under the executive long-term incentive compensation plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 27,186 shares available for issuance under the Non-Employee Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 92,111 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the “Corporate Governance” section in our 2021 Proxy Statement.

We have adopted a Related Person Transaction Policy which is available on our website at www.allete.com. Print copies are available without charge, upon request. Any amendment to this policy will be disclosed on our website at www.allete.com promptly following the date of such amendment.

ALLETE, Inc. 2020 Form 10-K

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2021 Proxy Statement.

Part IV
Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	64
	Consolidated Balance Sheet as of December 31, 2020 and 2019	66
	For the Years Ended December 31, 2020, 2019 and 2018
	Consolidated Statement of Income	67
	Consolidated Statement of Comprehensive Income	68
	Consolidated Statement of Cash Flows	69
	Consolidated Statement of Equity	70
	Notes to Consolidated Financial Statements	71
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	119
	All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.
(3)	Exhibits including those incorporated by reference.

ALLETE, Inc. 2020 Form 10-K

Exhibit Number
*2	—
Stock Purchase Agreement by and among Global Water Services Holding Company, Inc., ALLETE Enterprises, Inc., and Kurita American Holdings Inc., dated February 8, 2019 (filed as Exhibit 2 to the March 31, 2019, Form 10-Q, File No. 1-3548).

*3(a)1	—	Articles of Incorporation, amended and restated as of May 8, 2001 (filed as Exhibit 3(b) to the March 31, 2001, Form 10‑Q, File No. 1-3548).
*3(a)2	—	Amendment to Articles of Incorporation, dated as of September 20, 2004 (filed as Exhibit 3 to the September 21, 2004, Form 8-K, File No. 1-3548).
*3(a)3	—	Amendment to Articles of Incorporation, dated as of May 12, 2009 (filed as Exhibit 3 to the June 30, 2009, Form 10-Q, File No. 1-3548).
*3(a)4	—	Amendment to Articles of Incorporation, dated as of May 11, 2010 (filed as Exhibit 3(a) to the May 14, 2010, Form 8-K, File No. 1-3548).
*3(a)5	—	Amendment to Certificate of Assumed Name, filed with the Minnesota Secretary of State on May 8, 2001 (filed as Exhibit 3(a) to the March 31, 2001, Form 10-Q, File No. 1-3548).
*3(b)		Bylaws, as amended effective April 13, 2020 (filed as Exhibit 3 to the April 14, 2020, Form 8-K, File No. 1-3548).
*4(a)1	—	Mortgage and Deed of Trust, dated as of September 1, 1945, between Minnesota Power & Light Company (now ALLETE) and The Bank of New York Mellon (formerly Irving Trust Company) and Andres Serrano (successor to Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).
*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4
ALLETE, Inc. 2020 Form 10-K

Exhibit Number
		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)
		Thirty-ninth	April 1, 2018	1-3548 (March 31, 2018, Form 10-Q)	4
		Fortieth	March 1, 2019	1-3548 (March 31, 2019, Form 10-Q)	4(a)
		Forty-first	August 1, 2020	1-3548 (Sept. 30, 2020, Form 10-Q)	4(a)
*4(b)1	—	Mortgage and Deed of Trust, dated as of March 1, 1943, between Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank National Association, as Trustee (filed as Exhibit 7(c), File No. 2-8668).
*4(b)2	—	Supplemental Indentures to Superior Water, Light and Power Company’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1951	2-59690	2(d)(1)
		Second	March 1, 1962	2-27794	2(d)1
		Third	July 1, 1976	2-57478	2(e)1
		Fourth	March 1, 1985	2-78641	4(b)
		Fifth	December 1, 1992	1-3548 (1992 Form 10-K)	4(b)1
		Sixth	March 24, 1994	1-3548 (1996 Form 10-K)	4(b)1
		Seventh	November 1, 1994	1-3548 (1996 Form 10-K)	4(b)2
		Eighth	January 1, 1997	1-3548 (1996 Form 10-K)	4(b)3
		Ninth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)3
		Tenth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)4
		Eleventh	December 1, 2008	1-3548 (2008 Form 10-K)	4(c)3
		Twelfth	December 2, 2013	1-3548 (2013 Form 10-K)	4(c)3
		Thirteenth	May 29, 2018	1-3548 (June 30, 2018, Form 10-Q)	4
*4(c)	—
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
Amended and Restated Term Loan Agreement dated as of August 14, 2019 among ALLETE, Inc., as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and Bank of America, N.A., as Syndication Agent and JPMorgan Chase Bank, N.A., as Sole Lead Arranger and Sole Bookrunner (filed as Exhibit 4 to the September 30, 2019, Form 10-Q, File No. 1-3548)

*4(f)	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4(h) to the 2020 Form 10-K, File No. 1-3548).
*4(g)	—
Term Loan Agreement dated as of April 8, 2020, among ALLETE, Inc., as Borrower, the Lenders party thereto, U.S. Bank National Association, as Administrative Agent and CoBank, ACB, J.P. Morgan Chase Bank, N.A. and Bank of America, N.A., as Co-Documentation Agents, and U.S. Bank National Association, as Lead Arranger and Book Runner (filed as Exhibit 4 to the March 31, 2020, Form 10-Q, File No. 1-3548)

*4(h)	—	Note Purchase Agreement, dated September 10, 2020, between ALLETE and the purchasers named therein (filed as Exhibit 4 to the September 30, 2020, Form 10-Q, File No. 1-3548).
4(i)	—	Term Loan Agreement dated as of December 28, 2020, among Caddo Wind, LLC, as Borrower, ALLETE, Inc. and ALLETE Clean Energy, Inc., as Guarantors and Bank of America, N.A., as the Lender.
*10(a)	—
Power Purchase and Sale Agreement, dated as of May 29, 1998, between Minnesota Power, Inc. (now ALLETE) and Square Butte Electric Cooperative (filed as Exhibit 10 to the June 30, 1998, Form 10-Q, File No. 1-3548).

*10(b)1	—
Amended and Restated Credit Agreement dated as of January 10, 2019 among ALLETE, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank, N.A., as Sole Lead Arranger and Sole Book Runner (filed as Exhibit 10(b)2 to the 2018 Form 10-K, File No. 1-3548).

*10(b)2	—
First Amendment to Credit Agreement dated May 15, 2019, among ALLETE, as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 4 to the June 30, 2019, Form 10-Q, File No. 1-3548).

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

ALLETE, Inc. 2020 Form 10-K

Exhibit Number
*10(c)3	—
First Amendment to Amended and Restated Letter of Credit Agreement, dated as of June 1, 2013, between ALLETE and Wells Fargo Bank, National Association, as Issuing Bank, Administrative Agent and Sole Participating Bank (filed as Exhibit 10(b) to the June 30, 2013, Form 10-Q, File No. 1-3548).

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
*+10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
*+10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2017 (filed as Exhibit 10(e)6 to the 2016 Form 10-K, File No. 1-3548).
*+10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2017 (filed as Exhibit 10(e)7 to the 2016 Form 10-K, File No. 1-3548).
*+10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2018 (filed as Exhibit 10(a)1 to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2018 (filed as Exhibit 10(a)2 to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2019 (filed as Exhibit 10(e)7 to the 2018 Form 10-K, File No. 1-3548).
*+10(e)7	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2020 (filed as Exhibit 10(e)8 to the 2019 Form 10-K, File No. 1-3548).
+10(e)8	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2021.
*+10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
*+10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
*+10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2015 (filed as Exhibit 10(f)3 to the 2014 Form 10-K, File No. 1-3548).

*+10(f)4	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2019 (filed as Exhibit 10(f)4 to the 2018 Form 10-K, File No. 1-3548).

*+10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
*+10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan as amended and restated effective January 1, 2006 (filed as Exhibit 10 to the May 16, 2005, Form 8-K, File No. 1-3548).
*+10(h)2	—	Amendment to the ALLETE Executive Long-Term Incentive Compensation Plan, effective January 1, 2011 (filed as Exhibit 10(m)2 to the 2010 Form 10-K, File No. 1-3548).
*+10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2015 (filed as Exhibit 10(j)16 to the 2014 Form 10-K, File No. 1-3548).
*+10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2015 (filed as Exhibit 10(j)17 to the 2014 Form 10-K, File No. 1-3548).
*+10(i)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
*+10(i)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2016 (filed as Exhibit 10(k)3 to the 2015 Form 10-K, File No. 1-3548).
*+10(i)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2016 (filed as Exhibit 10(k)2 to the 2015 Form 10-K, File No. 1-3548).
*+10(i)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2017 (filed as Exhibit 10(i)4 to the 2016 Form 10-K, File No. 1-3548).
*+10(i)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2017 (filed as Exhibit 10(i)5 to the 2016 Form 10-K, File No. 1-3548).
*+10(i)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2017 (filed as Exhibit 10(i)6 to the 2016 Form 10-K, File No. 1-3548).
*+10(i)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2018 (filed as Exhibit 10(b) to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(i)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2018 (filed as Exhibit 10(i)7 to the 2017 Form 10-K, File No. 1-3548).
*+10(i)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2018 (filed as Exhibit 10(i)8 to the 2017 Form 10-K, File No. 1-3548).
*+10(i)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2019 (filed as Exhibit 10(i)10 to the 2018 Form 10-K, File No. 1-3548).
ALLETE, Inc. 2020 Form 10-K

Exhibit Number
*+10(i)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2019 (filed as Exhibit 10(i)11 to the 2018 Form 10-K, File No. 1-3548).
*+10(i)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2020 (filed as Exhibit 10(i)12 to the 2019 Form 10-K, File No. 1-3548).
*+10(i)13	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2020 (filed as Exhibit 10(i)13 to the 2019 Form 10-K, File No. 1-3548).
+10(i)14	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2021.
+10(i)15	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2021.
*+10(i)16	—	Description of Compensation Arrangement 2021 with respect to Alan R. Hodnik (incorporated by reference from the Form 8-K, dated January 30, 2020, File No. 1-3548).
*+10(j)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
*+10(k)1	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2017 (filed as Exhibit 10(k)3 to the 2016 Form 10-K, File No. 1-3548).
*+10(k)2	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2019 (filed as Exhibit 10(k)3 to the 2018 Form 10-K, File No. 1-3548).
+10(k)3	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2020.
*+10(l)1	—	Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
*+10(l)2	—	October 2003 Amendment to the Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
*+10(l)3	—	January 2005 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
*+10(l)4	—	October 2006 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
*+10(l)5	—	July 2012 Amendment to the ALLETE Non-Employee Director Compensation Deferral Plan (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
*+10(m)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
*+10(m)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(n)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(o)1	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective January 19, 2011 (filed as Exhibit 10(q) to the 2010 Form 10-K, File No. 1-3548).
*+10(o)2	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective April 23, 2018 (filed as Exhibit 10(c) to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(p)	—	ALLETE Executive Separation Agreement effective November 29, 2018 (filed as Exhibit 10(p) to the 2018 Form 10-K, File No. 1-3548).
ALLETE, Inc. 2020 Form 10-K

Exhibit Number
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 17, 2021, announcing earnings for the year ended December 31, 2020. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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

ALLETE or its subsidiaries are obligors under various long-term debt instruments including, but not limited to, the following:

•$6,370,000 of City of Superior, Wisconsin, Collateralized Utility Revenue Refunding Bonds Series 2007A; and
•$6,130,000 of City of Superior, Wisconsin, Collateralized Utility Revenue Bonds Series 2007B.

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

ALLETE, Inc. 2020 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 17, 2021	By	/s/ Bethany M. Owen
Bethany M. Owen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bethany M. Owen	President, Chief Executive Officer and Director	February 17, 2021
Bethany M. Owen	(Principal Executive Officer)

/s/ Robert J. Adams	Senior Vice President and Chief Financial Officer	February 17, 2021
Robert J. Adams	(Principal Financial Officer)

/s/ Steven W. Morris	Vice President, Controller and Chief Accounting Officer	February 17, 2021
Steven W. Morris	(Principal Accounting Officer)

ALLETE, Inc. 2020 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ Kathryn W. Dindo	Director	February 17, 2021
Kathryn W. Dindo

/s/ George G. Goldfarb	Director	February 17, 2021
George G. Goldfarb

/s/ Alan R. Hodnik	Executive Chairman and Director	February 17, 2021
Alan R. Hodnik

/s/ James J. Hoolihan	Director	February 17, 2021
James J. Hoolihan

/s/ Heidi E. Jimmerson	Director	February 17, 2021
Heidi E. Jimmerson

/s/ Madeleine W. Ludlow	Director	February 17, 2021
Madeleine W. Ludlow

/s/ Susan K. Nestegard	Director	February 17, 2021
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 17, 2021
Douglas C. Neve

/s/ Barbara A. Nick	Director	February 17, 2021
Barbara A. Nick

/s/ Robert P. Powers	Director	February 17, 2021
Robert P. Powers

ALLETE, Inc. 2020 Form 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of ALLETE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of ALLETE, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
ALLETE, Inc. 2020 Form 10-K

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
Accounting for the Effects of Regulatory Matters
As described in Note 4 to the consolidated financial statements, the Company’s regulated utility operations are subject to accounting standards for the effects of certain types of regulation. As of December 31, 2020, there was $481 million of regulatory assets and $532 million of regulatory liabilities recorded. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Management assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. As disclosed by management, these standards require the Company to reflect the effect of regulatory decisions in its financial statements. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income.
The principal consideration for our determination that performing procedures relating to the Company’s accounting for the effects of regulatory matters is a critical audit matter is the significant judgment by management in determining the recoverability of costs; this in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence obtained related to the recoverability of costs.
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
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 17, 2021
We have served as the Company’s auditor since 1963.

ALLETE, Inc. 2020 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2020	2019
Millions
Assets
Current Assets
Cash and Cash Equivalents	$44.3	$69.3
Accounts Receivable (Less Allowance of $2.5 and $0.9)	111.9	96.4
Inventories – Net	74.2	72.8
Prepayments and Other	24.5	31.0
Total Current Assets	254.9	269.5
Property, Plant and Equipment – Net	4,840.8	4,377.0
Regulatory Assets	480.9	420.5
Equity Investments	301.2	197.6
Other Non-Current Assets	206.8	218.2
Total Assets	$6,084.6	$5,482.8
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$110.0	$165.2
Accrued Taxes	59.4	50.8
Accrued Interest	19.8	18.1
Long-Term Debt Due Within One Year	203.7	212.9
Other	66.7	60.4
Total Current Liabilities	459.6	507.4
Long-Term Debt	1,593.2	1,400.9
Deferred Income Taxes	195.7	212.8
Regulatory Liabilities	524.8	560.3
Defined Benefit Pension and Other Postretirement Benefit Plans	225.8	172.8
Other Non-Current Liabilities	285.3	293.0
Total Liabilities	3,284.4	3,147.2
Commitments, Guarantees and Contingencies (Note 8)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 52.1 and 51.7 Shares Issued and Outstanding	1,460.9	1,436.7
Accumulated Other Comprehensive Loss	(31.1)	(23.6)
Retained Earnings	864.8	818.8
Total ALLETE Equity	2,294.6	2,231.9
Non-Controlling Interest in Subsidiaries	505.6	103.7
Total Equity	2,800.2	2,335.6
Total Liabilities and Equity	$6,084.6	$5,482.8

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2020 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2020	2019	2018
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$987.3	$1,042.4	$1,059.5
Contracts with Customers – Non-utility	170.5	186.5	415.5
Other – Non-utility	11.3	11.6	23.6
Total Operating Revenue	1,169.1	1,240.5	1,498.6
Operating Expenses
Fuel, Purchased Power and Gas – Utility	358.6	390.7	407.5
Transmission Services – Utility	67.0	69.8	69.9
Cost of Sales – Non-utility	66.7	80.6	218.0
Operating and Maintenance	252.0	264.3	340.5
Depreciation and Amortization	217.8	202.0	205.6
Taxes Other than Income Taxes	56.1	53.3	57.9
Other	—	—	(2.0)
Total Operating Expenses	1,018.2	1,060.7	1,297.4
Operating Income	150.9	179.8	201.2
Other Income (Expense)
Interest Expense	(65.6)	(64.9)	(67.9)
Equity Earnings	22.1	21.7	17.5
Gain on Sale of U.S. Water Services	—	23.6	—
Other	14.7	18.7	7.8
Total Other Expense	(28.8)	(0.9)	(42.6)
Income Before Non-Controlling Interest and Income Taxes	122.1	178.9	158.6
Income Tax Benefit	(39.5)	(6.6)	(15.5)
Net Income	161.6	185.5	174.1
Net Loss Attributable to Non-Controlling Interest	(12.6)	(0.1)	—
Net Income Attributable to ALLETE	$174.2	$185.6	$174.1
Average Shares of Common Stock
Basic	51.9	51.6	51.3
Diluted	51.9	51.7	51.5
Basic Earnings Per Share of Common Stock	$3.36	$3.59	$3.39
Diluted Earnings Per Share of Common Stock	$3.35	$3.59	$3.38

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2020 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2020	2019	2018
Millions
Net Income	$161.6	$185.5	$174.1
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $0.1, $0.1 and $–	0.1	0.2	(0.1)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax (Benefit) Expense of $(3.1), $1.4 and $0.3	(7.6)	3.5	1.0
Total Other Comprehensive Income (Loss)	(7.5)	3.7	0.9
Total Comprehensive Income	154.1	189.2	175.0
Net Loss Attributable to Non-Controlling Interest	(12.6)	(0.1)	—
Total Comprehensive Income Attributable to ALLETE	$166.7	$189.3	$175.0

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2020 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2020	2019	2018
Millions
Operating Activities
Net Income	$161.6	$185.5	$174.1
AFUDC – Equity	(1.9)	(2.3)	(1.2)
Income from Equity Investments – Net of Dividends	(3.2)	(5.6)	(2.3)
Change in Fair Value of Contingent Consideration	—	—	(2.0)
Realized and Unrealized (Gain) / Loss on Investments and Property, Plant and Equipment	(1.3)	(1.6)	2.7
Depreciation Expense	217.7	200.6	200.1
Amortization of PSAs	(11.3)	(11.6)	(23.6)
Amortization of Other Intangible Assets and Other Assets	10.4	11.7	9.6
Deferred Income Tax Benefit	(39.5)	(6.7)	(15.8)
Share-Based and ESOP Compensation Expense	6.1	6.3	6.8
Defined Benefit Pension and Other Postretirement Benefit Expense	0.1	1.2	8.6
Bad Debt Expense	2.7	(0.1)	1.1
Provision (Payments) for Interim Rate Refund	—	(40.0)	16.3
Provision (Payments) for Tax Reform Refund	(0.2)	(10.4)	10.7
Gain on Sale of U.S. Water Services	—	(23.6)	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(18.2)	22.6	(10.7)
Inventories	(1.4)	(4.1)	55.5
Prepayments and Other	0.9	0.3	(4.0)
Accounts Payable	11.8	(8.8)	13.6
Other Current Liabilities	16.7	(13.7)	6.7
Cash Contributions to Defined Benefit Pension Plans	(10.7)	(10.4)	(15.0)
Changes in Regulatory and Other Non-Current Assets	(31.0)	(25.2)	5.0
Changes in Regulatory and Other Non-Current Liabilities	(9.5)	(17.2)	(4.9)
Cash from Operating Activities	299.8	246.9	431.3
Investing Activities
Proceeds from Sale of Available-for-sale Securities	12.8	12.1	10.2
Payments for Purchase of Available-for-sale Securities	(8.7)	(12.2)	(13.3)
Payments for Equity Investments	(99.1)	(37.9)	(39.2)
Return of Capital from Equity Investments	—	8.3	—
Additions to Property, Plant and Equipment	(717.8)	(597.1)	(312.4)
Proceeds from Sale of U.S. Water Services – Net of Transaction Costs and Cash Retained	—	268.6	—
Other Investing Activities	—	15.5	7.5
Cash for Investing Activities	(812.8)	(342.7)	(347.2)
Financing Activities
Proceeds from Issuance of Common Stock	18.1	1.9	20.3
Proceeds from Issuance of Long-Term Debt	672.4	201.9	75.6
Repayments of Long-Term Debt	(488.6)	(72.2)	(95.5)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	414.5	103.8	—
Acquisition-Related Contingent Consideration Payments	—	(3.8)	—
Dividends on Common Stock	(128.2)	(121.4)	(115.0)
Other Financing Activities	(2.5)	(0.9)	(0.6)
Cash (for) from Financing Activities	485.7	109.3	(115.2)
Change in Cash, Cash Equivalents and Restricted Cash	(27.3)	13.5	(31.1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	92.5	79.0	110.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$65.2	$92.5	$79.0

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2020 Form 10-K

ALLETE Consolidated Statement of Equity

	2020	2019	2018
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,436.7	$1,428.5	$1,401.4
Common Stock Issued	24.2	8.2	27.1
Balance, End of Period	1,460.9	1,436.7	1,428.5

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.6)	(27.3)	(22.6)
Adjustments to Opening Balance – Net of Income Taxes (a)	—	—	(5.6)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.1	0.2	(0.1)
Defined Benefit Pension and Other Postretirement Plans	(7.6)	3.5	1.0
Balance, End of Period	(31.1)	(23.6)	(27.3)

Retained Earnings
Balance, Beginning of Period	818.8	754.6	689.4
Adjustments to Opening Balance – Net of Income Taxes (a)	—	—	6.1
Net Income Attributable to ALLETE	174.2	185.6	174.1
Common Stock Dividends	(128.2)	(121.4)	(115.0)
Balance, End of Period	864.8	818.8	754.6

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	103.7	—	—
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	414.5	103.8	—
Net Loss Attributable to Non-Controlling Interest	(12.6)	(0.1)	—
Balance, End of Period	505.6	103.7	—

Total Equity	$2,800.2	$2,335.6	$2,155.8

Dividends Per share of Common Stock	$2.47	$2.35	$2.24
(a)    Reflects the impacts associated with the adoption of accounting standards concerning Financial Instruments, Revenue from Contracts with Customers and the Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2020 Form 10-K

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

On February 4, 2021, ALLETE Clean Energy entered into a purchase and sale agreement with a subsidiary of Xcel Energy Inc. to sell a 120 MW wind energy facility for approximately $210 million. ALLETE Clean Energy will repower and expand its Northern Wind project, consisting of its 100 MW Chanarambie and Viking wind energy facilities located in southwest Minnesota, as part of the transaction. Construction is expected to begin in late 2021, and the Northern Wind project is expected to continue operating until early 2022. The sale is expected to close in late 2022, subject to regulatory approval by the MPUC and receipt of permits.

Principles of Consolidation. Our Consolidated Financial Statements include the accounts of ALLETE, all of our majority‑owned subsidiary companies and variable interest entities of which ALLETE is the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities. The accounting guidance for “Variable Interest Entities” (VIE) is a consolidation model that considers if a company has a variable interest in a VIE. A VIE is a legal entity that possesses any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore, are the primary beneficiary of that VIE, as defined by the accounting guidance for “Variable Interest Entities.” In determining whether ALLETE is the primary beneficiary of a VIE, management considers whether ALLETE has the power to direct the most significant activities of the VIE and is obligated to absorb losses or receive the expected residual returns that are significant to the VIE. The accounting guidance for VIEs applies to certain ALLETE Clean Energy wind energy facilities and our investment in Nobles 2. (See Tax Equity Financing.)

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,000 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has approximately 300 MW of wind energy facilities under construction. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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
ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Corporate and Other is comprised of BNI Energy, our investment in Nobles 2, ALLETE Properties, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2020, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 8. Commitments, Guarantees and Contingencies.)

Our investment in Nobles 2 represents a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power.

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

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2020, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. The December 31, 2019 amount also includes deposits required under tax equity financing agreements. The December 31, 2018 amount includes U.S. Water Services' standby letters of credit. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs. The December 31, 2020 and 2019 amounts also include deposits required under tax equity financing agreements. The December 31, 2018 amount includes deposits from a SWL&P customer in aid of future capital expenditures. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash
As of December 31	2020	2019	2018
Millions
Cash and Cash Equivalents	$44.3	$69.3	$69.1
Restricted Cash included in Prepayments and Other	0.8	2.8	1.3
Restricted Cash included in Other Non-Current Assets	20.1	20.4	8.6
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$65.2	$92.5	$79.0

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2020	2019	2018
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$62.0	$63.5	$66.0
Recognition of Right-of-use Assets and Lease Liabilities (a)	—	$28.7	—
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(67.0)	$33.9	$(0.1)
Reclassification of Property, Plant and Equipment to Inventory (b)	—	—	$46.3
Capitalized Asset Retirement Costs	$4.1	$20.7	$14.2
AFUDC–Equity	$1.9	$2.3	$1.2
(a)Amount of the right-of-use asset and lease liability recognized with the adoption of an accounting standards update for leases.
(b)In 2018, Montana-Dakota Utilities exercised its option to purchase the Thunder Spirit II wind energy facility upon completion, resulting in a reclassification from Property, Plant and Equipment – Net to Inventories – Net for project costs incurred in the prior year. On the Consolidated Statement of Cash Flows, the sale of the wind energy facility in 2018 resulted in Operating Activities – Inventories increasing by $46.3 million in 2018 due to the project costs incurred in the prior year.
ALLETE, Inc. 2020 Form 10-K

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

Accounts Receivable
As of December 31	2020	2019
Millions
Trade Accounts Receivable
Billed	$93.5	$77.2
Unbilled	20.9	20.1
Less: Allowance for Doubtful Accounts	2.5	0.9
Total Accounts Receivable	$111.9	$96.4

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to eight Large Power Customers. Receivables from these customers totaled $10.3 million as of December 31, 2020 ($7.8 million as of December 31, 2019). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. Minnesota Power’s taconite customers, which are currently owned by two entities at the end of 2020, accounted for approximately 29 percent of Regulated Operations operating revenue and approximately 25 percent of consolidated operating revenue in 2020. In 2019 and 2018, a single entity accounted for approximately 12 percent and 10 percent, respectively, of consolidated operating revenue.

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

Inventories – Net
As of December 31	2020	2019
Millions
Fuel (a)	$23.1	$25.9
Materials and Supplies	51.1	46.9
Total Inventories – Net	$74.2	$72.8
(a)    Fuel consists primarily of coal inventory at Minnesota Power.

ALLETE, Inc. 2020 Form 10-K

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

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. Minnesota Power’s 2015 IRP contained steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. As of December 31, 2020, Taconite Harbor had a net book value of approximately $50 million. The MPUC order for the 2015 IRP also directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. In its latest IRP filing, Minnesota Power proposed retiring Boswell Unit 3 by 2030, which has a net book value of approximately $255 million as of December 31, 2020. (See Note 4. Regulatory Matters.) We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

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

In 2020, 2019, and 2018, there were no indicators of impairment for our property, plant, and equipment or land inventory. As a result, no impairment was recorded in 2020, 2019 or 2018.

Derivatives. ALLETE is exposed to certain risks relating to its business operations that can be managed through the use of derivative instruments. ALLETE may enter into derivative instruments to manage those risks including interest rate risk related to certain variable-rate borrowings.

Accounting for Stock-Based Compensation. We apply the fair value recognition guidance for share-based payments. Under this guidance, we recognize stock-based compensation expense for all share-based payments granted, net of an estimated forfeiture rate. (See Note 12. Employee Stock and Incentive Plans.)
ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets
As of December 31	2020	2019
Millions
Contract Assets (a)	$25.5	$28.0
Operating Lease Right-of-use Assets	22.4	28.6
ALLETE Properties	18.2	21.9
Restricted Cash	20.1	20.4
Other Postretirement Benefit Plans	34.2	37.5
Other	86.4	81.8
Total Other Non-Current Assets	$206.8	$218.2
(a)    Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities
As of December 31	2020	2019
Millions
PSAs	$12.5	$12.3
Fuel Adjustment Clause (a)	3.7	—
Operating Lease Liabilities	5.9	6.9
Other	44.6	41.2
Total Other Current Liabilities	$66.7	$60.4
(a) See Note 4. Regulatory Matters.

Other Non-Current Liabilities
As of December 31	2020	2019
Millions
Asset Retirement Obligation	$166.6	$160.3
PSAs	52.1	64.6
Operating Lease Liabilities	16.5	21.8
Other	50.1	46.3
Total Other Non-Current Liabilities	$285.3	$293.0

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

ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Our leases may include options to extend or buy out the lease at certain points throughout the term, and if it is reasonably certain at lease commencement that we will exercise that option, we include those rental payments in our calculation of the right-of-use asset and lease liability. Lease and rent expense is recognized on a straight-line basis over the lease term. Leases with a term of 12 months or less are not recognized on the Consolidated Balance Sheet.

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

Additional information on the components of lease cost and presentation of cash flows were as follows:

As December 31	2020	2019
Millions
Operating Lease Cost	$8.3	$9.4

Other Information:
Operating Cash Flows From Operating Leases	$8.3	$9.4

Additional information related to leases was as follows:

As of December 31	2020	2019
Millions
Balance Sheet Information Related to Leases:
Other Non-Current Assets	$22.4	$28.6
Total Operating Lease Right-of-use Assets	$22.4	$28.6

Other Current Liabilities	$5.9	$6.9
Other Non-Current Liabilities	16.5	21.8
Total Operating Lease Liabilities	$22.4	$28.7

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	3	4
Operating Leases - Land and Other	27	28

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	3.1%	3.7%
Operating Leases - Land and Other	4.1%	4.1%

ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of lease liabilities were as follows:

December 31, 2020
Millions
2021	$6.0
2022	5.0
2023	3.2
2024	2.9
2025	2.9
Thereafter	8.6
Total Lease Payments Due	28.6
Less: Imputed Interest	6.2
Total Lease Obligations	22.4
Less: Current Lease Obligations	5.9
Total Long-term Lease Obligations	$16.5

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

Revenue Recognition. Revenue is recognized upon transfer of control of promised goods or services to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. Revenue is recognized net of allowance for returns and any taxes collected from customers, which are subsequently remitted to the appropriate governmental authorities. We account for shipping and handling activities that occur after the customer obtains control of goods as a cost rather than an additional performance obligation thereby recognizing revenue at time of shipment and accruing shipping and handling costs when control transfers to our customers. We have a right to consideration from our customers in an amount that corresponds directly with the value to the customer for our performance completed to date; therefore, we may recognize revenue in the amount to which we have a right to invoice.

ALLETE, Inc. 2020 Form 10-K

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

Municipal includes sales to 15 non-affiliated municipal customers in Minnesota under long-term wholesale electric contracts. All wholesale electric contracts include a termination clause requiring a three-year notice to terminate. These contracts have termination dates ranging through 2037, with a majority of contracts effective through 2024. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon municipal substation or meter.

Industrial includes sales recognized from contracts with customers in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 47 percent of total regulated utility kWh sales for the year ended December 31, 2020. Within industrial revenue, Minnesota Power has eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load. These contracts automatically renew past the contract term unless a four-year advanced written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2024 through 2029. On January 29, 2021, Verso Corporation provided notice of termination for its contract effective in January 2025. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $55 million per annum in 2021 and 2022, $50 million in 2023 and 2024, $20 million in 2025, and $50 million in total thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

Other Power Suppliers includes the sale of energy under a long-term PSA with one customer as well as MISO market and liquidation sales. The expiration date of this PSA is 2028. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon delivery point defined in the contract (generally the MISO pricing node). The current contract with one customer contains variable pricing components that prevent us from estimating future minimum revenue.

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

ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Non-utility

ALLETE Clean Energy

Long-term PSA revenue includes all sales recognized under long-term contracts for production, curtailment, capacity and associated renewable energy credits from ALLETE Clean Energy wind energy facilities. Expiration dates of these PSAs range from 2022 through 2039. Performance obligations for these contracts are satisfied at the time energy is delivered to an agreed upon point, or production is curtailed at the request of the customer, at specified prices. Revenue from the sale of renewable energy credits is recognized at the same time the related energy is delivered to the customer when sold to the same party.

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

U.S. Water Services

In March 2019, ALLETE completed the sale of U.S. Water Services. Prior to the sale, ALLETE recognized revenue under the point-in-time, contract and capital project streams. Point-in-time revenue was recognized for purchases by customers for chemicals, consumable equipment or related maintenance and repair services as the customer’s usage and needs changed over time. Contract revenue included monthly revenue from contracts with customers to provide chemicals, consumable equipment and services to meet customer needs during the contract period at a fixed monthly price. Capital Project revenue was recognized at the time of sale when equipment and other components were assembled to create a water treatment system for a customer.

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

Payment Terms

Payment terms and conditions vary across our businesses. Aside from taconite-producing Large Power Customers, payment terms generally require payment to be made within 15 to 30 days from the end of the period that the service has been rendered. In the case of its taconite-producing Large Power Customers, as permitted by the MPUC, Minnesota Power requires weekly payments for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customers’ energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite-producing Large Power Customers have generally predictable energy usage on a weekly basis and any differences that occur are trued-up the following month. Due to the timing difference of revenue recognition from the timing of invoicing and payment, the taconite-producing Large Power Customers receive credit for the time value of money; however, we have determined that our contracts do not include a significant financing component as the period between when we transfer the service to the customer and when they pay for such service is minimal.

ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Assets Recognized From the Costs to Obtain a Contract with a Customer

We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of December 31, 2020, we have $25.5 million of assets recognized for costs incurred to obtain contracts with our customers ($28.0 million as of December 31, 2019). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. We recognized $2.6 million of non-cash amortization for the years ended December 31, 2020 and 2019.

Operating Expenses - Other. In 2018, we recognized a $2.0 million benefit in Operating Expenses - Other for the change in fair value of contingent consideration related to the earnings based payment resulting from the acquisition of U.S. Water Services in 2015.

Unamortized Discount and Premium on Debt. Discount and premium on debt are deferred and amortized over the terms of the related debt instruments using a method which approximates the effective interest method.

Tax Equity Financings. Certain subsidiaries of ALLETE have entered into tax equity financings that include forming limited liability companies (LLC) with third-party investors for certain wind projects. Tax equity financings have specific terms that dictate distributions of cash and the allocation of tax attributes among the LLC members, who are divided into two categories: the sponsor and third-party investors. ALLETE subsidiaries are the sponsors in these tax equity financings. The distributions of cash and allocation of tax attributes in these financings generally differ from the underlying percentage ownership interests in the related LLC, with a disproportionate share of tax attributes (including accelerated depreciation and production tax credits) allocated to third-party investors in order to achieve targeted after-tax rates of return, or target yield, from project operations, and a disproportionate share of cash distributions made to the sponsor.

The target yield and other terms vary by tax equity financing. Once the target yield has been achieved, a “flip point” is recognized. In addition, tax equity financings typically provide that cash distributions can be temporarily increased to the third-party investors in order to meet cumulative distribution thresholds. After the flip point, tax attributes and cash distributions are both typically disproportionately allocated to the sponsor.

Tax equity financings include affirmative and negative covenants that are similar to what a project lender would require in a project financing, such as financial reporting, insurance, maintenance and prudent operator standards. Most covenants are no longer applicable once the flip point occurs and any other obligations of the third-party investor have been eliminated.

The third-party investors’ portions of equity ownership in tax equity LLCs are recorded as non-controlling interest in subsidiaries on the Consolidated Balance Sheet and earnings allocated to third-party investors are recorded as net loss attributable to non-controlling interest on the Consolidated Statement of Income.

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries represents the portion of equity ownership, net income (loss), and comprehensive income (loss) in subsidiaries that is not attributable to equity holders of ALLETE. These amounts as of and for the year ended December 31, 2020, related to the tax equity financings for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak and 303 MW Diamond Spring wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility.

For those wind projects with tax equity financings where the economic benefits are not allocated based on the underlying ownership percentage interests, we have determined that the appropriate methodology for calculating the non-controlling interest in subsidiaries balance is the hypothetical liquidation at book value (HLBV) method. The HLBV method is a balance sheet approach which reflects the substantive economic arrangements in the tax equity financing structures.

ALLETE, Inc. 2020 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Non-Controlling Interest in Subsidiaries (Continued)

Under the HLBV method, amounts reported as non-controlling interest in subsidiaries on the Consolidated Balance Sheet represent the amounts the third-party investors would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the LLC agreements, assuming the net assets of the wind projects were liquidated at amounts determined in accordance with GAAP and distributed to the third-party investor and sponsor. The resulting non-controlling interest in subsidiaries balance in these projects is reported as a component of equity on the Consolidated Balance Sheet.

The results of operations for these projects attributable to non-controlling interest under the HLBV method is determined as the difference in non-controlling interest in subsidiaries on the Consolidated Balance Sheet at the start and end of each reporting period, after taking into account any capital transactions between the projects and the third-party investors.

Factors used in the HLBV calculation include GAAP income, taxable income (loss), tax attributes such as accelerated depreciation and production tax credits, capital contributions, cash distributions, and the target yield specified in the corresponding LLC agreement. Changes in these factors could have a significant impact on the amounts that third-party investors and sponsors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income to the non-controlling interest in subsidiaries may create variability in our results of operations as the application of the HLBV method can drive variability in net income or loss attributable to non-controlling interest in subsidiaries from period to period.

Other Income (Expense) - Other
Year Ended December 31	2020	2019	2018
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credit (a)	$8.6	$7.7	$4.6
Interest and Investment Earnings	1.6	4.4	0.5
AFUDC - Equity	1.9	2.3	1.2
Gain on Land Sales	0.4	2.1	0.9
Other	2.2	2.2	0.6
Total Other Income (Expense) - Other	$14.7	$18.7	$7.8
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 11. Pension and Other Postretirement Benefit Plans.)

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

Due to the effects of regulation on Minnesota Power and SWL&P, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Federal investment tax credits have been recorded as deferred credits and are being amortized to income tax expense over the service lives of the related property. In accordance with GAAP for uncertainty in income taxes, we are required to recognize in our financial statements the largest tax benefit of a tax position that is “more‑likely‑than‑not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. The term “more‑likely‑than‑not” means more than 50 percent likely. (See Note 10. Income Tax Expense.)

Excise Taxes. We collect excise taxes from our customers levied by governmental entities. These taxes are stated separately on the billing to the customer and recorded as a liability to be remitted to the governmental entity. We account for the collection and payment of these taxes on a net basis.

ALLETE, Inc. 2020 Form 10-K

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

Reference Rate Reform. In March 2020, the FASB issued an accounting standards update which provides certain options to apply GAAP guidance on contract modifications and hedge accounting as entities transition from the London Inter Bank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates that are yet to be determined or finalized. The Company’s contracts that reference LIBOR or other interbank offered rates relate to debt instruments. The standards update was effective upon issuance and can be applied prospectively through December 31, 2022. The Company will use contract modification relief expedients granted under the updated guidance with regard to its contracts that reference LIBOR as an interest rate benchmark. Adoption of this guidance did not have a material impact on the financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2020	2019
Millions
Regulated Operations
Property, Plant and Equipment in Service	$4,972.3	$4,555.8
Construction Work in Progress	79.4	383.6
Accumulated Depreciation	(1,758.0)	(1,635.3)
Regulated Operations – Net	3,293.7	3,304.1
ALLETE Clean Energy
Property, Plant and Equipment in Service	1,275.4	686.0
Construction Work in Progress	261.0	351.3
Accumulated Depreciation	(112.9)	(86.8)
ALLETE Clean Energy – Net	1,423.5	950.5
Corporate and Other (a)
Property, Plant and Equipment in Service	240.5	231.9
Construction Work in Progress	9.6	3.8
Accumulated Depreciation	(126.5)	(113.3)
Corporate and Other – Net	123.6	122.4
Property, Plant and Equipment – Net	$4,840.8	$4,377.0
(a)Primarily includes BNI Energy and a small amount of non-rate base generation.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment (Years)
Regulated Operations
Generation	3 to 50	ALLETE Clean Energy	5 to 35
Transmission	52 to 71	Corporate and Other	3 to 50
Distribution	19 to 68

ALLETE, Inc. 2020 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

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

Asset Retirement Obligations
Millions
Obligation as of December 31, 2018	$138.6
Accretion	7.2
Liabilities Recognized	1.4
Liabilities Settled	(4.6)
Revisions in Estimated Cash Flows	17.7
Obligation as of December 31, 2019	160.3
Accretion	8.3
Liabilities Recognized	1.4
Liabilities Settled	(3.6)
Revisions in Estimated Cash Flows	0.2
Obligation as of December 31, 2020	$166.6

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

ALLETE, Inc. 2020 Form 10-K

NOTE 3. JOINTLY-OWNED FACILITIES AND ASSETS (Continued)

CapX2020. The CapX2020 initiative, led by electric cooperatives and municipal and investor-owned utilities, represented an effort to ensure electric transmission and distribution reliability in Minnesota and the surrounding region based on projected growth in customer demand for electricity through 2020. Minnesota Power participated in certain CapX2020 projects which were completed and placed in service by 2015.

Minnesota Power’s investments in jointly-owned facilities and assets and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2020
Boswell Unit 4	$663.8	$288.8	$15.0	80
CapX2020	101.0	16.0	—	9.3 - 14.7
Total	$764.8	$304.8	$15.0
As of December 31, 2019
Boswell Unit 4	$662.7	$258.9	$5.7	80
CapX2020	101.0	13.5	—	9.3 - 14.7
Total	$763.7	$272.4	$5.7

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $29.9 million in 2020 ($31.8 million in 2019; $103.8 million in 2018). With the implementation of final rates in Minnesota Power’s 2016 general rate case in December 2018, certain revenue previously recognized under cost recovery riders was incorporated into base rates.

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

On April 23, 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In an order dated June 30, 2020, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 and refunded in the third and fourth quarters of 2020.

FERC-Approved Wholesale Rates. Minnesota Power has 15 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. All wholesale contracts include a termination clause requiring a three-year notice to terminate.

ALLETE, Inc. 2020 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission was extended in October 2020 and is effective through December 31, 2037. The wholesale electric service contract with SWL&P is effective through February 28, 2024. Under the agreement with SWL&P, no termination notice has been given. The rates included in these two contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 14 other municipal customers are effective through varying dates ranging from 2024 through 2029. No termination notices may be given prior to three years before maturity. These contracts had fixed capacity charges through 2018; beginning in 2019, the capacity charge is determined using a cost-based formula methodology with limits on the annual change from the previous year’s capacity charge. The base energy charge for each year of the contract term is set each January 1, subject to monthly adjustment, and is determined using a cost-based formula methodology.

The contract with a former municipal customer expired in June 2019. Minnesota Power historically provided approximately 29 MW of average monthly demand to this customer.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place for certain transmission investments and expenditures. In an order dated December 3, 2020, the MPUC approved Minnesota Power’s request filed in July 2019 for updated customer billing rates allowing Minnesota Power to charge retail customers on a current basis for the costs of constructing certain transmission facilities plus a return on the capital invested. On December 28, 2020, Minnesota Power filed a petition seeking MPUC approval to update customer billing rates for additional investments made for the GNTL.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider for certain renewable investments and expenditures. The cost recovery rider allows Minnesota Power to charge retail customers on a current basis for the costs of certain renewable investments plus a return on the capital invested. Updated customer billing rates for the renewable cost recovery rider were approved by the MPUC in a December 10, 2020 order.

Minnesota Power also has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. (See Minnesota Solar Energy Standard.) On June 30, 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard.

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were approved by the MPUC in a November 2018 order. On January 19, 2021, Minnesota Power filed a petition seeking MPUC approval to end the environmental improvement rider.

Fuel Adjustment Clause Reform. In a 2017 order, the MPUC adopted a program to implement certain procedural reforms to Minnesota utilities’ automatic fuel adjustment clause (FAC) for fuel and purchased power. With this order, the method of accounting for all Minnesota electric utilities changed to a monthly budgeted, forward-looking FAC with annual prudence review and true-up to actual allowed costs. On May 1, 2019, Minnesota Power filed its fuel adjustment forecast for 2020, which was accepted by the MPUC in an order dated November 14, 2019, for purposes of setting fuel adjustment clause rates for 2020, subject to a true-up filing in 2021. On May 1, 2020, Minnesota Power filed its fuel adjustment forecast for 2021, which was approved by the MPUC in an order dated December 22, 2020.

On March 2, 2020, Minnesota Power filed its fuel adjustment clause report covering the period July 2018 through December 2019. In an order dated September 16, 2020, the MPUC referred the review of Minnesota Power’s forced outage costs during the period of the report, which totaled approximately $8 million, to an administrative law judge for a contested case hearing to recommend to the MPUC if any of those costs should be returned to customers. A recommendation by the administrative law judge is expected in the third quarter of 2021. We cannot predict the outcome of this proceeding.

ALLETE, Inc. 2020 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

COVID-19 Related Deferred Accounting. In an order dated March 24, 2020, the PSCW authorized public utilities, including SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of the COVID-19 pandemic, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding. In an order dated May 22, 2020, the MPUC approved the joint petition requiring the joint petitioners to track cost and revenue impacts resulting from the COVID-19 pandemic with review for recovery in a future rate proceeding. As of December 31, 2020, Minnesota Power has not deferred any costs or lost revenue, and SWL&P has deferred an immaterial amount of costs.

Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac plant and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso paper mill to its next general rate case or other proceeding for review for recovery by the MPUC. Minnesota Power expects a final decision by the MPUC in mid-2021.

2018 Wisconsin General Rate Case. In a 2018 order, the PSCW approved a rate increase for SWL&P including a return on equity of 10.4 percent and a 55.0 percent equity ratio. Final rates went into effect January 1, 2019, which resulted in additional revenue of approximately $3 million. The PSCW had directed SWL&P to file its next general rate case in 2020; however, the PSCW granted an extension request made by SWL&P to delay filing its next general rate case until on or before December 20, 2022. SWL&P requested the extension primarily due to impacts of the COVID-19 pandemic.

Integrated Resource Plan. In a 2016 order, the MPUC approved Minnesota Power’s 2015 IRP with modifications. The order accepted Minnesota Power’s plans for the economic idling of Taconite Harbor Units 1 and 2 and the ceasing of coal-fired operations at Taconite Harbor in 2020, directed Minnesota Power to retire Boswell Units 1 and 2, required an analysis of generation and demand response alternatives to be filed with a natural gas resource proposal, and required Minnesota Power to conduct requests for proposal for additional wind, solar and demand response resource additions. Minnesota Power retired Boswell Units 1 and 2 in the fourth quarter of 2018. The MPUC also required a baseload retirement study analyzing its existing fleet potential early retirement scenarios of Boswell Units 3 and 4, as well as a securitization plan.

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in late 2021.

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication and other affiliated-interest agreements for NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In December 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision, which petition was accepted for review by the Minnesota Supreme Court with oral arguments held on October 6, 2020. There is no deadline for the Minnesota Supreme Court to issue a ruling. In January 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing on January 16, 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through December 31, 2020, is approximately $15 million.
ALLETE, Inc. 2020 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

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

On July 1, 2020, Minnesota Power submitted its CIP triennial filing for 2021 through 2023 to the MPUC and Minnesota Department of Commerce, which outlines Minnesota Power’s CIP spending and energy-saving goals for those years. Minnesota Power’s CIP investment goals are $10.5 million for 2021, $10.7 million for 2022 and $10.9 million for 2023, subject to MPUC and Minnesota Department of Commerce approval.

MISO Return on Equity Complaint. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization based on a May 21, 2020, FERC order. That order granted rehearing of a November 2019 FERC order, which had reduced the base return on equity for regional transmission organizations to 9.88 percent, or 10.38 percent including an incentive adder, based on a return on equity complaint that had been filed against MISO transmission owners.

Minnesota Solar Energy Standard. Minnesota law required at least 1.5 percent of total retail electric sales, excluding sales to certain customers, to be generated by solar energy by the end of 2020. At least 10 percent of the 1.5 percent mandate must be met by solar energy generated by or procured from solar photovoltaic devices with a nameplate capacity of 40 kW or less and community solar garden subscriptions.

Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden project in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. Minnesota Power has met both parts of the solar mandate.

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

Regulatory Assets and Liabilities. Our regulated utility operations are subject to accounting standards for the effects of certain types of regulation. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. The Company assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. With the exception of the regulatory asset for Boswell Units 1 and 2 net plant and equipment, no other regulatory assets are currently earning a return. The recovery, refund or credit to rates for these regulatory assets and liabilities will occur over the periods either specified by the applicable regulatory authority or over the corresponding period related to the asset or liability.

ALLETE, Inc. 2020 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2020	2019
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (a)	$259.7	$212.9
Income Taxes (b)	113.7	123.4
Asset Retirement Obligations (c)	31.6	32.0
Cost Recovery Riders (d)	54.0	24.7
Boswell Units 1 and 2 Net Plant and Equipment (e)	5.0	10.7
Manufactured Gas Plant (f)	8.8	8.2
PPACA Income Tax Deferral	4.5	4.8
Other	3.6	3.8
Total Non-Current Regulatory Assets	$480.9	$420.5
Current Regulatory Liabilities (g)
Fuel Adjustment Clause (h)	$3.7	—
Transmission Formula Rates	2.9	$1.7
Other	1.0	0.2
Total Current Regulatory Liabilities	7.6	1.9
Non-Current Regulatory Liabilities
Income Taxes (b)	375.3	407.2
Wholesale and Retail Contra AFUDC (i)	86.6	79.3
Plant Removal Obligations (j)	41.2	35.5
Defined Benefit Pension and Other Postretirement Benefit Plans (a)	4.4	17.0
North Dakota Investment Tax Credits (k)	12.0	12.3
Conservation Improvement Program (l)	1.5	5.4
Other	3.8	3.6
Total Non-Current Regulatory Liabilities	524.8	560.3
Total Regulatory Liabilities	$532.4	$562.2
(a)Defined benefit pension and other postretirement items included in our Regulated Operations, which are otherwise required to be recognized in accumulated other comprehensive income as actuarial gains and losses as well as prior service costs and credits, are recognized as regulatory assets or regulatory liabilities on the Consolidated Balance Sheet. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. (See Note 11. Pension and Other Postretirement Benefit Plans.)
(b)These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously billed to our customers. The balances will primarily decrease over the remaining life of the related temporary differences.
(c)Asset retirement obligations will accrete and be amortized over the lives of the related property with asset retirement obligations.
(d)The cost recovery rider regulatory assets and liabilities are revenue not yet collected from our customers and cash collections from our customers in excess of the revenue recognized, respectively, primarily due to capital expenditures related to Bison, investment in CapX2020 projects, the Boswell Unit 4 environmental upgrade and the GNTL. The cost recovery rider regulatory assets as of December 31, 2020, will be recovered within the next two years.
(e)In 2018, Minnesota Power retired Boswell Units 1 and 2 and reclassified the remaining net book value from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet. The remaining net book value is currently included in Minnesota Power’s rate base and Minnesota Power is earning a return on the outstanding balance.
(f)The manufactured gas plant regulatory asset represents costs of remediation for a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We expect recovery of these remediation costs to be allowed by the PSCW in rates over time.
(g)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
(h)Fuel adjustment clause regulatory liability represents the amount expected to be refunded to customers for the over-collection of fuel adjustment clause recoveries. (See Fuel Adjustment Clause Reform.)
(i)Wholesale and retail contra AFUDC represents amortization to offset AFUDC Equity and Debt recorded during the construction period of our cost recovery rider projects prior to placing the projects in service. The regulatory liability will decrease over the remaining depreciable life of the related asset.
(j)Non-legal plant removal obligations included in retail customer rates that have not yet been incurred.
(k)North Dakota investment tax credits expected to be realized from Bison that will be credited to Minnesota Power’s retail customers through future renewable cost recovery rider filings as the tax credits are utilized.
(l)The conservation improvement program regulatory liability represents CIP expenditures, any financial incentive earned for cost-effective program achievements and a carrying charge deferred for future refund over the next year following MPUC approval.
ALLETE, Inc. 2020 Form 10-K

NOTE 5. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. For the year ended December 31, 2020 we invested $2.7 million in ATC. We expect to invest approximately $2.0 million in 2021.

ALLETE’s Investment in ATC
Year Ended December 31	2020	2019
Millions
Equity Investment Beginning Balance	$141.6	$128.1
Cash Investments	2.7	6.6
Equity in ATC Earnings	22.3	21.7
Distributed ATC Earnings	(18.9)	(16.1)
Amortization of the Remeasurement of Deferred Income Taxes	1.3	1.3
Equity Investment Ending Balance	$149.0	$141.6

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2020	2019
Millions
Current Assets	$92.8	$84.6
Non-Current Assets	5,400.5	5,244.3
Total Assets	$5,493.3	$5,328.9
Current Liabilities	$310.8	$502.6
Long-Term Debt	2,512.2	2,312.8
Other Non-Current Liabilities	378.2	298.9
Members’ Equity	2,292.1	2,214.6
Total Liabilities and Members’ Equity	$5,493.3	$5,328.9

Income Statement Data
Year Ended December 31	2020	2019	2018
Millions
Revenue	$758.1	$744.4	$690.5
Operating Expense	372.4	373.5	358.7
Other Expense	110.9	110.5	108.3
Net Income	$274.8	$260.4	$223.5
ALLETE’s Equity in Net Income	$22.3	$21.7	$17.5

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 21, 2020, FERC order that granted rehearing of a November 2019 FERC order. (See Note 4. Regulatory Matters.)

ALLETE, Inc. 2020 Form 10-K

NOTE 5. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. Construction of the wind energy facility was completed and tax equity funding of $116.3 million, net of issuance costs, was received in the fourth quarter of 2020. We account for our investment in Nobles 2 under the equity method of accounting. As of December 31, 2020, our equity investment in Nobles 2 was $152.2 million ($56.0 million at December 31, 2019). For the year ended December 31, 2020, we invested $96.4 million and results from operations were immaterial.

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

ALLETE, Inc. 2020 Form 10-K

NOTE 6. FAIR VALUE (Continued)

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020, and December 31, 2019. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.2	—	—	$7.2
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$10.4	—	10.4
Cash Equivalents	5.5	—	—	5.5
Total Fair Value of Assets	$12.7	$10.4	—	$23.1

Liabilities:
Deferred Compensation (c)	—	$21.0	—	$21.0
Total Fair Value of Liabilities	—	$21.0	—	$21.0
Total Net Fair Value of Assets (Liabilities)	$12.7	$(10.6)	—	$2.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of December 31, 2020, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.8 million, in one year to less than three years was $4.3 million, in three years to less than five years was $4.0 million and in five or more years was $0.3 million.
(c)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$11.1	—	—	$11.1
Available-for-sale – Corporate and Governmental Debt Securities	—	$9.7	—	9.7
Cash Equivalents	0.9	—	—	0.9
Total Fair Value of Assets	$12.0	$9.7	—	$21.7

Liabilities: (b)
Deferred Compensation	—	$21.2	—	$21.2
Total Fair Value of Liabilities	—	$21.2	—	$21.2
Total Net Fair Value of Assets (Liabilities)	$12.0	$(11.5)	—	$0.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Company’s policy is to recognize transfers in and transfers out of Levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2020 and 2019, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).
ALLETE, Inc. 2020 Form 10-K

NOTE 6. FAIR VALUE (Continued)

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
December 31, 2020	$1,806.4	$2,122.0
December 31, 2019	$1,622.6	$1,791.8
(a) Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investments. The aggregate carrying amount of our equity investments was $301.2 million as of December 31, 2020 ($197.6 million as of December 31, 2019). The Company assesses our equity investments in ATC and Nobles 2 for impairment whenever events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. For the years ended December 31, 2020 and 2019, there were no indicators of impairment. (See Note 5. Equity Investments.)

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. (See Note 1. Operations and Significant Accounting Policies.) For the years ended December 31, 2020, and 2019, there was no impairment of property, plant, and equipment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. Minnesota Power’s 2015 IRP contained steps in Minnesota Power’s EnergyForward plan including the economic idling of Taconite Harbor Units 1 and 2 in 2016, and the ceasing of coal-fired operations at Taconite Harbor in 2020. As of December 31, 2020, Taconite Harbor had a net book value of approximately $50 million. The MPUC order for the 2015 IRP also directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. In its latest IRP filing, Minnesota Power proposed retiring Boswell Unit 3 by 2030, which has a net book value of approximately $255 million as of December 31, 2020. (See Note 4. Regulatory Matters.) We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

We continue to monitor changes in the broader energy markets that could be indicators of impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices could result in a future impairment.

NOTE 7. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2020, total short-term debt outstanding was $203.7 million ($212.9 million as of December 31, 2019), and consisted of long-term debt due within one year and included $0.3 million of unamortized debt issuance costs.

As of December 31, 2020, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2019), most of which expire in January 2024. We had $22.3 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of December 31, 2020 ($62.0 million in standby letters of credit and no outstanding draws as of December 31, 2019).

ALLETE, Inc. 2020 Form 10-K

NOTE 7. SHORT-TERM AND LONG-TERM DEBT (Continued)

Long-Term Debt. As of December 31, 2020, total long-term debt outstanding was $1,593.2 million ($1,400.9 million as of December 31, 2019) and included $9.2 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2021 is $204.0 million; $89.2 million in 2022; $89.1 million in 2023; $73.9 million in 2024; $241.1 million in 2025; and $1,109.1 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

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

On January 10, 2020, ALLETE entered into a $200 million unsecured term loan agreement (January 2020 Term Loan) of which the full amount was repaid in 2020. Interest was payable monthly at a rate per annum equal to LIBOR plus 0.55 percent. Proceeds from the January 2020 Term Loan were used for construction-related expenditures.

On April 8, 2020, ALLETE entered into a $115 million unsecured term loan agreement (April 2020 Term Loan) of which $40 million remains outstanding as of December 31, 2020. The April 2020 Term Loan is due April 7, 2021, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 1.7 percent with a LIBOR floor of 0.75 percent. Proceeds from the April 2020 Term Loan were used for general corporate purposes.

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

On December 28, 2020, a subsidiary of ALLETE Clean Energy entered into a $100.0 million unsecured term loan agreement (December 2020 Term Loan), with ALLETE Clean Energy and ALLETE as guarantors, and borrowed $65 million upon execution. The additional draw of $35 million provided under the December 2020 Term Loan was made in January 2021. The December 2020 Term Loan is due on December 27, 2021, and may be prepaid at any time. Interest on the December 2020 Term Loan is payable monthly at a rate per annum equal to LIBOR plus 1.125 percent. Proceeds from the December 2020 Term Loan were used for construction-related expenditures at the Caddo wind energy facility.

ALLETE, Inc. 2020 Form 10-K

NOTE 7. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Long-Term Debt
As of December 31	2020	2019
Millions
First Mortgage Bonds
5.28% Series Due 2020	—	$35.0
2.80% Series Due 2020	—	40.0
4.85% Series Due 2021	$15.0	15.0
3.02% Series Due 2021	60.0	60.0
3.40% Series Due 2022	75.0	75.0
6.02% Series Due 2023	75.0	75.0
3.69% Series Due 2024	60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
4.08% Series Due 2029	70.0	70.0
3.74% Series Due 2029	50.0	50.0
2.50% Series Due 2030	46.0	—
3.86% Series Due 2030	60.0	60.0
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
4.07% Series Due 2048	60.0	60.0
4.47% Series Due 2049	30.0	30.0
3.30% Series Due 2050	94.0	—
Variable Demand Revenue Refunding Bonds Series 1997 A Due 2020	—	13.5
Unsecured Term Loan Variable Rate Due 2020	—	110.0
ALLETE Clean Energy Unsecured Term Loan Variable Rate Due 2021	65.0	—
Unsecured Term Loan Variable Rate Due 2021	40.0	—
Armenia Mountain Senior Secured Notes 3.26% Due 2024	38.6	47.8
Unsecured Senior Notes 2.65% Due 2025	150.0	—
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Senior Unsecured Notes 3.11% Due 2027	80.0	80.0
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
SWL&P First Mortgage Bonds 4.14% Series Due 2048	12.0	12.0
Other Long-Term Debt, 2.97% – 5.75% Due 2021 – 2037	43.0	46.5
Unamortized Debt Issuance Costs	(9.5)	(8.8)
Total Long-Term Debt	1,796.9	1,613.8
Less: Due Within One Year	203.7	212.9
Net Long-Term Debt	$1,593.2	$1,400.9

ALLETE, Inc. 2020 Form 10-K

NOTE 7. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2020, our ratio was approximately 0.40 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of December 31, 2020, ALLETE was in compliance with its financial covenants.

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES
The following table details the estimated minimum payments for certain long-term commitments:

As of December 31, 2020
Millions	2021	2022	2023	2024	2025	Thereafter
Capital Purchase Obligations	$235.0	—	—	—	—	—
Easements (a)	$5.8	$6.0	$6.1	$6.1	$6.2	$175.9
PPAs (b)	$130.8	$143.7	$143.8	$136.7	$134.6	$1,215.6
Other Purchase Obligations (c)	$40.1	—	—	—	—	—
(a)Easement obligations represent the minimum payments for our land easement agreements at our wind energy facilities.
(b)Does not include the agreement with Manitoba Hydro expiring in 2022, as this contract is for surplus energy only; or the Oliver Wind I, Oliver Wind II or Nobles 2 PPAs, as Minnesota Power only pays for energy as it is delivered. (See Power Purchase Agreements.)
(c)Consists of long-term service agreements for wind energy facilities and minimum purchase commitments under coal and rail contracts.

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

These agreements have also been evaluated under the accounting guidance for derivatives. We have determined that either these agreements are not derivatives, or, if they are derivatives, the agreements qualify for the normal purchases and normal sales exemption to the accounting guidance; therefore, derivative accounting is not required.

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2020, Square Butte had total debt outstanding of $268.6 million. Annual debt service for Square Butte is expected to be approximately $45.5 million annually through 2023, $30.5 million in 2024 and $26.6 million in 2025, of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.
ALLETE, Inc. 2020 Form 10-K

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during 2020 was $79.5 million ($82.7 million in 2019; $78.0 million in 2018). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $7.1 million in 2020 ($8.3 million in 2019; $9.1 million in 2018). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnesota Power has also entered into the following long-term PPAs for the purchase of capacity and energy as of December 31, 2020:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PPAs
Calpine Corporation	25 MW	Capacity	June 2019	May 2026	Fixed
Manitoba Hydro
PPA 1	(a)	Energy	May 2011	April 2022	Forward Market Prices
PPA 2	250 MW	Capacity / Energy	June 2020	May 2035	(b)
PPA 3	133 MW	Energy	June 2020	June 2040	Forward Market Prices
Nobles 2	250 MW	Capacity / Energy	December 2020	December 2040	Fixed
Oliver Wind I	(c)	Energy	December 2006	December 2040	Fixed
Oliver Wind II	(c)	Energy	December 2007	December 2040	Fixed
(a)The energy purchased consists primarily of surplus hydro energy on Manitoba Hydro's system and is delivered on a non-firm basis. Minnesota Power will purchase at least one million MWh of energy over the contract term.
(b)The capacity price was adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.
(c)The PPAs provide for the purchase of all output from the 50 MW Oliver Wind I and 48 MW Oliver Wind II wind energy facilities.

Minnesota Power has also entered into the following long-term PSAs for the sale of capacity and energy as of December 31, 2020:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PSAs
Basin
PSA 1	(a)	Capacity	June 2022	May 2025	Fixed
PSA 2	100 MW	Capacity	June 2025	May 2028	Fixed
Great River Energy	100 MW	Capacity	June 2022	May 2025	Fixed
Minnkota Power	(b)	Capacity / Energy	June 2014	December 2026	(b)
Oconto Electric Cooperative	25 MW	Capacity / Energy	January 2019	May 2026	Fixed
Silver Bay Power	(c)	Energy	January 2017	December 2031	(d)
(a)The agreement provides for 75 MW of capacity from June 1, 2022, through May 31, 2023, and increases to 125 MW of capacity from June 1, 2023, through May 31, 2025.
(b)Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2020 (28 percent in 2019 and in 2018). (See Square Butte PPA.)
(c)Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which has been served predominately through self-generation by Silver Bay Power. Minnesota Power supplied Silver Bay Power with at least 50 MW of energy and Silver Bay Power had the option to purchase additional energy from Minnesota Power as it transitioned away from self-generation. In the third quarter of 2019, Silver Bay Power ceased self-generation and Minnesota Power began supplying the full energy requirements for Silver Bay Power.
(d)The energy pricing escalates at a fixed rate annually and is adjusted for changes in a natural gas index.

ALLETE, Inc. 2020 Form 10-K

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Great Northern Transmission Line. As a condition of the 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220‑mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. On June 1, 2020, Minnesota Power placed the GNTL into service with project costs of approximately $310 million incurred by Minnesota Power. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, totaled approximately $660 million. Also on June 1, 2020, Manitoba Hydro placed the MMTP into service. The 250 MW PPA with Manitoba Hydro commenced when the GNTL was placed into service.

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

ALLETE, Inc. 2020 Form 10-K

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOx and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The ongoing CSAPR “good neighbor” provision and interstate transport litigation is also not currently projected to affect Minnesota Power’s CSAPR compliance. The State of Minnesota has not been identified by the downwind litigant states as a culpable upwind source, and previous EPA air quality modeling has demonstrated that Minnesota is not a significant contributor to downwind air quality attainment challenges. Minnesota Power also does not currently anticipate being affected by the EPA’s recent and expected upcoming rulemakings to address the remand of certain CSAPR aspects. Minnesota Power will continue to monitor ongoing CSAPR litigation and associated rulemakings.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not expected to be material. Minnesota is not among the states expected to be impacted by the EPA’s October 20, 2020 proposed rule to revise the 2016 CSAPR Update for the 2008 ozone NAAQS in response to the D.C. Circuit remand of the CSAPR Update Rule.

Climate Change. The scientific community generally accepts that emissions of GHG are linked to global climate change which creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased or other changes in temperatures; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

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

EPA Regulation of GHG Emissions. In June 2019, the EPA finalized several separate rulemakings regarding regulating carbon emissions from electric utility generating units. These rulemakings included repealing the Clean Power Plan (CPP) and adopting the Affordable Clean Energy Rule under Section 111(d) of the Clean Air Act (CAA) to regulate CO2 emissions at existing coal-fired power plants. The CPP was first announced as a proposed rule under Section 111(d) of the CAA for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”. The Affordable Clean Energy Rule established emissions guidelines for states to use when developing plans to limit CO2 coal-fired power plants. The EPA also published regulations for the state implementation of the Affordable Clean Energy Rule and other Section 111(d) rules. Affected facilities for Minnesota Power included Boswell Units 3 and 4, and Taconite Harbor Units 1 and 2, which are currently economically idled.

On January 19, 2021, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal.

ALLETE, Inc. 2020 Form 10-K

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota had already initiated several measures consistent with those called for under the now repealed CPP and vacated Affordable Clean Energy Rule. Minnesota Power continues implementing its EnergyForward strategic plan that provides for significant emission reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. We are unable to predict the GHG emission compliance costs we might incur as a result of a replacement for the Affordable Clean Energy Rule or other future laws, regulations or administrative policies; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Additionally on January 13, 2021, the EPA issued a rulemaking to apply CO2 emission New Source Performance Standards (NSPS) to new, modified and reconstructed fossil fuel-fired electric generating units under Section 111(b) of the CAA. Minnesota Power is monitoring the NSPS final rule and any further Section 111(b) developments including their potential impact to the Company. The Company’s proposed combined-cycle natural gas-fired generating facility, NTEC, is expected to meet these NSPS requirements.

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

ALLETE, Inc. 2020 Form 10-K

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

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

Coal Ash Management Facilities. Minnesota Power produces the majority of its coal ash at Boswell, with small amounts of ash generated at Hibbard Renewable Energy Center. Ash storage and disposal methods include storing ash in clay-lined onsite impoundments (ash ponds), disposing of dry ash in a lined dry ash landfill, applying ash to land as an approved beneficial use, and trucking ash to state permitted landfills.

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

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In July 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In August 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in August and December 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Rule Part A, was finalized on September 28, 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. Minnesota Power intends to seek EPA approval to extend the closure date for the two active Boswell impoundments. Additionally, the EPA released a proposed Part B rulemaking in February 2020 that addressed options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Portions of the Part B Rule addressing alternative liner equivalency standards were finalized on November 12, 2020. According to the EPA’s current regulatory agenda, the remainder of the proposed Part B Rule is expected to be finalized in mid-2021. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In January 2021, SWL&P submitted a final remedial actions options report to the WDNR with remedial site design expected to be completed in 2021. As of December 31, 2020, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2019); however, SWL&P continues to work with the WDNR on the extent of contamination which may result in additional remediation costs being identified. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

ALLETE, Inc. 2020 Form 10-K

NOTE 8. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Matters

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of December 31, 2020, we had $117.2 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of December 31, 2020, we had $28.8 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security for MISO and state agency agreements as well as energy facilities under development.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their output and expire in various years between 2022 and 2039. As of December 31, 2020, ALLETE Clean Energy has $74.4 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development.

Corporate and Other.

Investment in Nobles 2. Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of December 31, 2020, ALLETE South Wind has $14.0 million outstanding in standby letters of credit, related to our portion of the security requirements relative to our ownership in Nobles 2.

BNI Energy. As of December 31, 2020, BNI Energy had surety bonds outstanding of $67.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $67.3 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds or the letter of credit will be drawn upon.

ALLETE Properties. As of December 31, 2020, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. In 2005, the Town Center District issued $26.4 million of tax-exempt, 6.0 percent capital improvement revenue bonds. The capital improvement revenue bonds are payable over 31 years (by May 1, 2036) and are secured by special assessments on the benefited land. To the extent that ALLETE Properties still owns land at the time of the assessment, it will incur the cost of its portion of these assessments, based upon its ownership of benefited property.

As of December 31, 2020, we owned 48 percent of the assessable land in the Town Center District (53 percent as of December 31, 2019). As of December 31, 2020, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.8 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. 2020 Form 10-K

NOTE 9. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2017	51,117	$1,401.4
Employee Stock Purchase Plan	11	0.8
Invest Direct	277	20.7
Options and Stock Awards	57	2.1
Contributions to RSOP	47	3.5
Balance as of December 31, 2018	51,509	1,428.5
Employee Stock Purchase Plan	8	0.7
Invest Direct	38	3.0
Options and Stock Awards	85	1.3
Contributions to RSOP	39	3.2
Balance as of December 31, 2019	51,679	1,436.7
Employee Stock Purchase Plan	13	0.7
Invest Direct	309	18.3
Options and Stock Awards	35	2.2
Contributions to RSOP	49	3.0
Balance as of December 31, 2020	52,085	$1,460.9

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.9 million shares remain available for issuance as of December 31, 2020. For the year ended December 31, 2020, no shares of common stock were issued under this agreement (none in 2019 and 2018). In July 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares will continue to be offered for sale, from time to time.
Contributions to Pension. For the year ended December 31, 2020, we contributed no shares of ALLETE common stock to our pension plan (none in 2019 and 2018).

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2020
Net Income Attributable to ALLETE	$174.2		$174.2
Average Common Shares	51.9	—	51.9
Earnings Per Share	$3.36		$3.35
2019
Net Income Attributable to ALLETE	$185.6		$185.6
Average Common Shares	51.6	0.1	51.7
Earnings Per Share	$3.59		$3.59
2018
Net Income Attributable to ALLETE	$174.1		$174.1
Average Common Shares	51.3	0.2	51.5
Earnings Per Share	$3.39		$3.38

ALLETE, Inc. 2020 Form 10-K

NOTE 10. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2020	2019	2018
Millions
Current Income Tax Expense (a)
Federal	—	—	—
State	—	$0.1	$0.3
Total Current Income Tax Expense	—	$0.1	$0.3
Deferred Income Tax Expense (Benefit)
Federal (b)	$(48.8)	$(27.8)	$(26.2)
State	9.8	21.7	11.0
Investment Tax Credit Amortization	(0.5)	(0.6)	(0.6)
Total Deferred Income Tax Expense (Benefit)	$(39.5)	$(6.7)	$(15.8)
Total Income Tax Expense (Benefit)	$(39.5)	$(6.6)	$(15.5)
(a)For the years ended December 31, 2020, 2019 and 2018, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of the Protecting Americans from Tax Hikes Act of 2015, the Tax Increase Prevention Act of 2014 and the American Taxpayer Relief Act of 2012. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For the years ended December 31, 2020, 2019 and 2018, the federal tax benefit is primarily due to production tax credits.

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2020	2019	2018
Millions
Income Before Non-Controlling Interest and Income Taxes	$122.1	$178.9	$158.6
Statutory Federal Income Tax Rate	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$25.6	$37.6	$33.3
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	7.7	17.2	8.9
Production Tax Credits	(62.7)	(50.7)	(45.0)
Regulatory Differences – Excess Deferred Tax Benefit (a)	(9.9)	(8.8)	(8.2)
U.S. Water Services Sale of Stock Basis Difference	—	1.7	—
Change in Fair Value of Contingent Consideration	—	—	(0.4)
Non-Controlling Interest	2.7	—	—
Other	(2.9)	(3.6)	(4.1)
Total Income Tax Expense (Benefit)	$(39.5)	$(6.6)	$(15.5)
(a)Excess deferred income taxes are being returned to customers under both the Average Rate Assumption Method and amortization periods as approved by regulators. (See Note 4. Regulatory Matters.)

The effective tax rate was a benefit of 32.4 percent for 2020 (benefit of 3.7 percent for 2019; benefit of 9.8 percent for 2018). The 2020 effective tax rate was primarily impacted by production tax credits. The 2019 effective tax rate was primarily impacted by production tax credits and the gain on sale of U.S. Water Services. The 2018 effective tax rate was primarily impacted by production tax credits.
ALLETE, Inc. 2020 Form 10-K

NOTE 10. INCOME TAX EXPENSE (Continued)

Deferred Income Tax Assets and Liabilities
As of December 31	2020	2019
Millions
Deferred Income Tax Assets
Employee Benefits and Compensation	$67.6	$49.9
Property-Related	61.4	76.9
NOL Carryforwards	60.7	63.2
Tax Credit Carryforwards	455.7	395.5
Power Sales Agreements	20.1	23.7
Regulatory Liabilities	107.7	116.9
Other	22.4	23.4
Gross Deferred Income Tax Assets	795.6	749.5
Deferred Income Tax Asset Valuation Allowance	(69.9)	(70.0)
Total Deferred Income Tax Assets	$725.7	$679.5
Deferred Income Tax Liabilities
Property-Related	$691.5	$713.4
Regulatory Asset for Benefit Obligations	71.5	54.5
Unamortized Investment Tax Credits	31.1	31.6
Partnership Basis Differences	86.7	49.4
Regulatory Assets	32.6	35.4
Other	8.0	8.0
Total Deferred Income Tax Liabilities	$921.4	$892.3
Net Deferred Income Taxes (a)	$195.7	$212.8
(a)Recorded as a net long-term Deferred Income Tax liability on the Consolidated Balance Sheet.

NOL and Tax Credit Carryforwards
As of December 31	2020	2019
Millions
Federal NOL Carryforwards (a)	$197.5	$211.3
Federal Tax Credit Carryforwards	$362.9	$302.5
State NOL Carryforwards (a)	$270.1	$274.8
State Tax Credit Carryforwards (b)	$23.4	$23.4
(a)Pre-tax amounts.
(b)Net of a $69.4 million valuation allowance as of December 31, 2020 ($69.6 million as of December 31, 2019).

The federal NOL and tax credit carryforward periods expire between 2029 and 2040. We expect to fully utilize the federal NOL and federal tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2020. The state NOL and tax credit carryforward periods expire between 2024 and 2045. We have established a valuation allowance against certain state NOL and tax credits that we do not expect to utilize before their expiration.

Gross Unrecognized Income Tax Benefits	2020	2019	2018
Millions
Balance at January 1	$1.4	$1.6	$1.7
Additions for Tax Positions Related to the Current Year	0.1	0.1	0.1
Additions for Tax Positions Related to Prior Years	—	0.1	0.1
Reductions for Tax Positions Related to Prior Years	(0.1)	(0.4)	(0.2)
Lapse of Statute	—	—	(0.1)
Balance as of December 31	$1.4	$1.4	$1.6

ALLETE, Inc. 2020 Form 10-K

NOTE 10. INCOME TAX EXPENSE (Continued)

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2020, included $0.6 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2020, we had no accrued interest (none as of December 31, 2019, and 2018) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2020, 2019 and 2018. There were no penalties recognized in 2020, 2019 or 2018. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2017 or state examination for years before 2016.

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 1, 2016. The plans provide defined benefits based on years of service and final average pay. We contributed $10.7 million in cash to the plans in 2020 ($10.4 million in 2019; $15.0 million in 2018). We contributed no shares of ALLETE common stock to the plans in 2020 (none in 2019; none in 2018). We also have a defined contribution RSOP covering substantially all employees. The 2020 plan year employer contributions, which are made through the employee stock ownership plan portion of the RSOP, totaled $11.2 million ($10.8 million for the 2019 plan year; $11.4 million for the 2018 plan year). (See Note 9. Common Stock and Earnings Per Share and Note 12. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan was frozen in 2018, and does not allow further crediting of service or earnings to the plan. Further, it is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, the postretirement health care plan was closed to employees hired after January 31, 2011, and the eligibility requirements were amended. In 2014, the postretirement life plan was amended to close the plan to non-union employees retiring after December 31, 2015, and in 2018, the postretirement life plan was amended to limit the benefit level for union employees retiring after December 31, 2018. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2020, no contributions were made to the VEBAs (none in 2019; none in 2018) and no contributions were made to the grantor trusts (none in 2019; none in 2018).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 15, 2021, we contributed $10.3 million in cash to the defined benefit pension plans. We do not expect to make any additional contributions to the defined benefit pension plans in 2021, and we do not expect to make any contributions to the defined benefit postretirement health and life plans in 2021.

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

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

Pension Obligation and Funded Status
As of December 31	2020	2019
Millions
Accumulated Benefit Obligation	$931.2	$812.0
Change in Benefit Obligation
Obligation, Beginning of Year	$854.0	$747.0
Service Cost	10.7	9.3
Interest Cost	27.9	31.9
Actuarial Loss (a)	118.7	98.3
Benefits Paid	(54.4)	(53.4)
Participant Contributions	8.8	20.9
Obligation, End of Year	$965.7	$854.0
Change in Plan Assets
Fair Value, Beginning of Year	$699.6	$598.0
Actual Return on Plan Assets	93.0	122.1
Employer Contribution (b)	21.2	32.9
Benefits Paid	(54.4)	(53.4)
Fair Value, End of Year	$759.4	$699.6
Funded Status, End of Year	$(206.3)	$(154.4)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(2.2)	$(1.6)
Non-Current Liabilities	$(204.1)	$(152.8)
(a)    Actuarial loss was primarily the result of decreases in discount rates in 2020 and 2019.
(b)    Includes Participant Contributions noted above.

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $299.0 million and prior service credit of $1.1 million as of December 31, 2020 (net loss of $243.4 million and prior service credit of $1.3 million as of December 31, 2019).

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2020	2019
Millions
Net Loss	$(299.0)	$(243.4)
Prior Service Credit	1.1	1.3
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	91.6	87.7
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(206.3)	$(154.4)

Components of Net Periodic Pension Cost
Year Ended December 31	2020	2019	2018
Millions
Service Cost	$10.7	$9.3	$11.0
Non-Service Cost Components (a)
Interest Cost	27.9	31.9	29.6
Expected Return on Plan Assets	(42.7)	(44.2)	(44.4)
Amortization of Loss	12.8	7.5	11.4
Amortization of Prior Service Credit	(0.2)	(0.1)	(0.1)
Net Pension Cost	$8.5	$4.4	$7.5
(a)These components of net periodic pension cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2020	2019
Millions
Net Loss	$68.4	$20.4
Amortization of Prior Service Credit	0.2	0.1
Amortization of Loss	(12.8)	(7.5)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$55.8	$13.0

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2020	2019
Millions
Projected Benefit Obligation	$965.7	$854.0
Accumulated Benefit Obligation	$931.2	$812.0
Fair Value of Plan Assets	$759.4	$699.6

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2020	2019
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$149.8	$176.0
Service Cost	3.3	3.9
Interest Cost	5.0	7.3
Actuarial Loss (a)	19.2	10.5
Benefits Paid	(12.6)	(14.7)
Participant Contributions	3.2	3.5
Plan Amendments (b)	—	(34.6)
Plan Curtailments	(0.3)	(2.1)
Obligation, End of Year	$167.6	$149.8
Change in Plan Assets
Fair Value, Beginning of Year	$173.7	$154.3
Actual Return on Plan Assets	20.9	29.5
Employer Contribution	0.8	1.1
Participant Contributions	3.2	3.5
Benefits Paid	(12.6)	(14.7)
Fair Value, End of Year	$186.0	$173.7
Funded Status, End of Year	$18.4	$23.9

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$34.2	$37.5
Current Liabilities	$(0.6)	$(0.7)
Non-Current Liabilities	$(15.2)	$(12.9)
(a)Actuarial loss was primarily the result of decreases in discount rates in 2020 and 2019.
(b)Plan design changes under the other postretirement benefit plans resulted in a decrease to the benefit obligation of $34.6 million in 2019.

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $20.4 million in irrevocable grantor trusts included in Other Investments on the Consolidated Balance Sheet as of December 31, 2020 ($19.1 million as of December 31, 2019).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2020	2019
Millions
Net Loss	$23.0	$16.0
Prior Service Credit	(28.3)	(36.3)
Total Unrecognized Postretirement Health and Life Cost	$(5.3)	$(20.3)

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2020	2019
Millions
Net Loss (a)	$(23.0)	$(16.0)
Prior Service Credit	28.3	36.3
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	13.1	3.6
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$18.4	$23.9
(a)Excludes gains, losses and contributions associated with irrevocable grantor trusts.

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2020	2019	2018
Millions
Service Cost	$3.3	$3.9	$4.7
Non-Service Cost Components (a)
Interest Cost	5.0	7.3	7.1
Expected Return on Plan Assets	(9.7)	(10.5)	(10.9)
Amortization of Loss	1.0	0.5	0.8
Amortization of Prior Service Credit	(8.0)	(2.8)	(2.1)
Effect of Plan Curtailment	(0.3)	(2.1)	—
Net Postretirement Health and Life Credit	$(8.7)	$(3.7)	$(0.4)
(a)These components of net periodic postretirement health and life cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2020	2019
Millions
Net (Gain) Loss	$8.1	$(10.6)
Prior Service Credit Arising During the Period	—	(34.6)
Amortization of Prior Service Credit	8.0	2.8
Amortization of Loss	(1.0)	(0.5)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$15.1	$(42.9)

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2021	$54.9	$8.7
2022	$54.5	$8.7
2023	$54.2	$8.5
2024	$54.0	$8.5
2025	$53.4	$8.5
Years 2026 – 2030	$258.0	$43.2

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Weighted Average Assumptions Used to Determine Benefit Obligation
As of December 31	2020	2019
Discount Rate
Pension	2.62%	3.38%
Postretirement Health and Life	2.70%	3.45%
Rate of Compensation Increase	3.61%	4.07%
Health Care Trend Rates
Trend Rate	5.81%	6.06%
Ultimate Trend Rate	4.50%	4.50%
Year Ultimate Trend Rate Effective	2038	2038

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2020	2019	2018
Discount Rate
Pension	3.52%	4.67%	4.05%
Postretirement Health and Life	3.45%	4.47%	3.86%
Expected Long-Term Return on Plan Assets (a)
Pension	6.75%	7.25%	7.50%
Postretirement Health and Life	6.08%	6.51%	6.72%
Rate of Compensation Increase	4.06%	4.04%	4.03%
(a)The expected long-term rates of return used to determine net periodic benefit expense for 2021 have been reduced to 6.50 percent for pension expense and 5.20 percent to 6.50 percent for postretirement health and life expense.

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2020, considered a modified PRI-2012 mortality table and mortality projection scale.

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2020	2019	2020	2019
Equity Securities	36%	34%	67%	66%
Fixed Income Securities	61%	62%	32%	33%
Private Equity	1%	1%	1%	1%
Real Estate	2%	3%	—	—
	100%	100%	100%	100%
(a)Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2020 (no shares as of December 31, 2019).

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

Following are the current targeted allocations as of December 31, 2020:

Plan Asset Target Allocations	Pension	Postretirement Health and Life (a)
Equity Securities	32%	60%
Fixed Income Securities	56%	37%
Private Equity	6%	—
Real Estate	6%	3%
	100%	100%
(a)Includes VEBAs and irrevocable grantor trusts.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). (See Note 6. Fair Value)

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Pension Fair Value

	Fair Value as of December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$91.7	—	$91.7
U.S. Mid-cap Growth (a)	—	40.0	—	40.0
U.S. Small-cap (a)	—	40.7	—	40.7
International	—	97.1	—	97.1
Fixed Income Securities (a)	—	461.7	—	461.7
Cash and Cash Equivalents	$3.2	—	—	3.2
Private Equity Funds	—	—	$7.0	7.0
Real Estate	—	—	18.0	18.0
Total Fair Value of Assets	$3.2	$731.2	$25.0	$759.4
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2019	$8.0	$18.0
Actual Return on Plan Assets	0.1	—
Purchases, Sales, and Settlements – Net	(1.1)	—
Balance as of December 31, 2020	$7.0	$18.0

	Fair Value as of December 31, 2019
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$78.5	—	$78.5
U.S. Mid-cap Growth (a)	—	35.9	—	35.9
U.S. Small-cap (a)	—	34.6	—	34.6
International	—	92.1	—	92.1
Fixed Income Securities (a)	—	425.4	—	425.4
Cash and Cash Equivalents	$7.1	—	—	7.1
Private Equity Funds	—	—	$8.0	8.0
Real Estate	—	—	18.0	18.0
Total Fair Value of Assets	$7.1	$666.5	$26.0	$699.6
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.
ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2018	$27.8	$20.8
Actual Return on Plan Assets	0.4	(1.3)
Purchases, Sales, and Settlements – Net	(20.2)	(1.5)
Balance as of December 31, 2019	$8.0	$18.0

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$34.2	—	—	$34.2
U.S. Mid-cap Growth	31.4	—	—	31.4
U.S. Small-cap	16.6	—	—	16.6
International	41.5	—	—	41.5
Fixed Income Securities:
Mutual Funds	57.3	—	—	57.3
Debt Securities	—	$2.2	—	2.2
Cash and Cash Equivalents	1.1	—	—	1.1
Private Equity Funds	—	—	$1.7	1.7
Total Fair Value of Assets	$182.1	$2.2	$1.7	$186.0
(a)The underlying investments consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2019	$1.7
Actual Return on Plan Assets	—
Purchases, Sales, and Settlements – Net	—
Balance as of December 31, 2020	$1.7

ALLETE, Inc. 2020 Form 10-K

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
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
(a)The underlying investments consist of mutual funds (Level 1).

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

NOTE 12. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP employer allocations are funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. We record compensation expense equal to the cash or current market price of stock contributed. ESOP compensation expense was $11.2 million in 2020 ($10.8 million in 2019; $11.4 million in 2018).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. All ESOP shares have been allocated to participants as of December 31, 2020, 2019 and 2018.

Stock-Based Compensation.

Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 0.8 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.7 million of these shares remain available for issuance as of December 31, 2020.
ALLETE, Inc. 2020 Form 10-K

NOTE 12. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

The following types of share-based awards were outstanding in 2020, 2019 or 2018:

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2020	2019	2018
Millions
Performance Shares	$2.2	$2.3	$2.3
Restricted Stock Units	0.9	0.8	0.9
Total Share-Based Compensation Expense	$3.1	$3.1	$3.2
Income Tax Benefit	$0.9	$0.9	$0.9

There were no capitalized share-based compensation costs during the years ended December 31, 2020, 2019 or 2018.

As of December 31, 2020, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $1.7 million and $0.9 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.6 years and 1.7 years, respectively.

ALLETE, Inc. 2020 Form 10-K

NOTE 12. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	99,585	$72.78	129,693	$66.12	127,898	$58.23
Granted (a)	25,763	$83.17	60,747	$63.89	66,557	$76.42
Awarded	(25,304)	$62.03	(75,943)	$53.44	(58,293)	$59.82
Unearned Grant Award	(13,625)	$62.03	—	—	—	—
Forfeited	(1,135)	$79.81	(14,912)	$77.14	(6,469)	$72.99
Non-vested as of December 31	85,284	$80.73	99,585	$72.78	129,693	$66.12
(a)    Shares granted include accrued dividends.

There were approximately 30,000 performance shares granted in February 2021 for the three-year performance period ending in 2023. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $2.2 million. There were no performance shares awarded in February 2021.

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2020		2019		2018
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	39,943	$69.30	49,771	$60.74	55,248	$56.18
Granted (a)	15,169	$83.48	13,927	$74.93	16,573	$71.11
Awarded	(17,193)	$63.41	(21,110)	$52.44	(18,881)	$55.78
Forfeited	(437)	$77.52	(2,645)	$72.43	(3,169)	$64.92
Available as of December 31	37,482	$77.64	39,943	$69.30	49,771	$60.74
(a)    Shares granted include accrued dividends.

There were approximately 14,000 restricted stock units granted in February 2021 for the vesting period ending in 2023. The grant date fair value of the restricted stock units granted was $0.9 million. There were approximately 12,000 restricted stock units awarded in February 2021. The grant date fair value of the shares awarded was $0.9 million.

NOTE 13. BUSINESS SEGMENTS

We present three reportable segments: Regulated Operations, ALLETE Clean Energy, and U.S. Water Services. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. U.S. Water Services was our integrated water management company, which reflects operating results until the sale in March 2019. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. 2020 Form 10-K

NOTE 13. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2020	2019	2018
Millions
Operating Revenue
Residential	$140.7	$139.6	$139.7
Commercial	139.5	145.7	147.9
Municipal	41.2	48.6	54.9
Industrial	432.8	476.4	469.5
Other Power Suppliers	138.8	153.7	170.3
CIP Financial Incentive (a)	2.4	2.8	3.0
Other	91.9	75.6	74.2
Total Regulated Operations	987.3	1,042.4	1,059.5

ALLETE Clean Energy
Long-term PSA	68.3	48.0	55.2
Sale of Wind Energy Facility	—	—	81.1
Other	11.3	11.6	23.6
Total ALLETE Clean Energy	79.6	59.6	159.9

U.S. Water Services (b)
Point-in-time	—	19.0	100.3
Contract	—	9.2	38.3
Capital Project	—	5.2	33.5
Total U.S. Water Services	—	33.4	172.1

Corporate and Other
Long-term Contract	86.0	82.8	85.5
Other	16.2	22.3	21.6
Total Corporate and Other	102.2	105.1	107.1
Total Operating Revenue	$1,169.1	$1,240.5	$1,498.6
Net Income (Loss) Attributable to ALLETE (c)
Regulated Operations	$136.3	$154.4	$131.0
ALLETE Clean Energy (d)	29.9	12.4	33.7
U.S. Water Services	—	(1.1)	3.2
Corporate and Other (b)	8.0	19.9	6.2
Total Net Income Attributable to ALLETE	$174.2	$185.6	$174.1
(a)    See Note 4. Regulatory Matters.
(b)     In March 2019, ALLETE sold U.S. Water Services. The Company recognized a gain on the sale of $13.2 million after-tax which is reflected in Corporate and Other. (See Note 1. Operations and Significant Accounting Policies.)
(c)    Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.
(d)    Net income in 2018 includes the recognition of profit for the sale of a wind energy facility to Montana-Dakota Utilities.

ALLETE, Inc. 2020 Form 10-K

NOTE 13. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2020	2019	2018
Millions
Depreciation and Amortization
Regulated Operations	$166.9	$159.4	$158.0
ALLETE Clean Energy	37.9	26.8	24.4
U.S. Water Services	—	2.3	10.2
Corporate and Other	13.0	13.5	13.0
Total Depreciation and Amortization	$217.8	$202.0	$205.6
Operating Expenses – Other (a)
Corporate and Other	—	—	$(2.0)
Interest Expense (b)
Regulated Operations	$58.5	$58.9	$60.2
ALLETE Clean Energy	2.2	2.8	3.6
U.S. Water Services	—	0.2	1.5
Corporate and Other	13.2	8.0	7.3
Eliminations	(8.3)	(5.0)	(4.7)
Total Interest Expense	$65.6	$64.9	$67.9
Equity Earnings
Regulated Operations	$22.3	$21.7	$17.5
Corporate and Other	(0.2)	—	—
Total Equity Earnings	$22.1	$21.7	$17.5
Income Tax Expense (Benefit)
Regulated Operations	$(19.4)	$(7.1)	$(15.5)
ALLETE Clean Energy	(19.1)	(11.9)	(1.0)
U.S. Water Services	—	(0.4)	1.0
Corporate and Other (c)	(1.0)	12.8	—
Total Income Tax Benefit	$(39.5)	$(6.6)	$(15.5)
(a)    See Note 1. Operations and Significant Accounting Policies.
(b)    Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.
(c) In March 2019, ALLETE sold U.S. Water Services. The Company recognized income tax expense of $10.4 million for the gain on sale of U.S. Water Services which is reflected in Corporate and Other. (See Note 1. Operations and Significant Accounting Policies.)

As of December 31	2020	2019
Millions
Assets
Regulated Operations	$4,196.8	$4,130.8
ALLETE Clean Energy	1,483.3	1,001.5
Corporate and Other	404.5	350.5
Total Assets	$6,084.6	$5,482.8
Capital Expenditures
Regulated Operations	$133.7	$230.9
ALLETE Clean Energy	507.8	385.6
Corporate and Other	15.7	10.1
Total Capital Expenditures	$657.2	$626.6

ALLETE, Inc. 2020 Form 10-K

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2020
Operating Revenue	$311.6	$243.2	$293.9	$320.4
Operating Income	$60.2	$12.7	$41.6	$36.4
Net Income Attributable to ALLETE	$66.3	$20.1	$40.7	$47.1
Earnings Per Share of Common Stock
Basic	$1.28	$0.39	$0.78	$0.91
Diluted	$1.28	$0.39	$0.78	$0.90
2019
Operating Revenue	$357.2	$290.4	$288.3	$304.6
Operating Income	$56.8	$36.2	$37.0	$49.8
Net Income Attributable to ALLETE	$70.5	$34.2	$31.2	$49.7
Earnings Per Share of Common Stock
Basic	$1.37	$0.66	$0.60	$0.96
Diluted	$1.37	$0.66	$0.60	$0.96
2018
Operating Revenue	$358.2	$344.1	$348.0	$448.3
Operating Income	$57.4	$36.5	$43.3	$64.0
Net Income Attributable to ALLETE	$51.0	$31.3	$30.7	$61.1
Earnings Per Share of Common Stock
Basic	$1.00	$0.61	$0.59	$1.19
Diluted	$0.99	$0.61	$0.59	$1.18

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2018 Trade Accounts Receivable	$2.1	$0.9	—	$1.3	$1.7
Finance Receivables – Long-Term	—	—	—	—	—
2019 Trade Accounts Receivable	$1.7	$(0.1)	—	$0.7	$0.9
Finance Receivables – Long-Term	—	—	—	—	—
2020 Trade Accounts Receivable	$0.9	$2.7	—	$1.1	$2.5
Finance Receivables – Long-Term	—	—	—	—	—
Deferred Asset Valuation Allowance
2018 Deferred Tax Assets	$60.0	$6.5	—	—	$66.5
2019 Deferred Tax Assets	$66.5	$3.5	—	—	$70.0
2020 Deferred Tax Assets	$70.0	$(0.1)	—	—	$69.9
(a)    Includes uncollectible accounts written-off.
ALLETE, Inc. 2020 Form 10-K