Form 10-Q
period 2021-03-31
ALLETE INC
filed 2021-05-06
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

Common Stock, without par value,
52,188,909 shares outstanding
as of March 31, 2021

ALLETE, Inc. First Quarter 2021 Form 10-Q

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
ALLETE, Inc. First Quarter 2021 Form 10-Q

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2020 Form 10-K and Part II, Item 1A. Risk Factors of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. First Quarter 2021 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2021	December 31, 2020
Millions
Assets
Current Assets
Cash and Cash Equivalents	$159.0	$44.3
Accounts Receivable (Less Allowance of $2.6 and $2.5)	113.5	111.9
Inventories – Net	74.0	74.2
Prepayments and Other	31.9	24.5
Total Current Assets	378.4	254.9
Property, Plant and Equipment – Net	4,930.6	4,840.8
Regulatory Assets	472.7	480.9
Equity Investments	301.5	301.2
Other Non-Current Assets	191.3	206.8
Total Assets	$6,274.5	$6,084.6
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$107.0	$110.0
Accrued Taxes	75.2	59.4
Accrued Interest	15.3	19.8
Long-Term Debt Due Within One Year	298.5	203.7
Other	78.9	66.7
Total Current Liabilities	574.9	459.6
Long-Term Debt	1,652.4	1,593.2
Deferred Income Taxes	190.2	195.7
Regulatory Liabilities	517.9	524.8
Defined Benefit Pension and Other Postretirement Benefit Plans	212.5	225.8
Other Non-Current Liabilities	280.2	285.3
Total Liabilities	3,428.1	3,284.4
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 52.2 and 52.1 Shares Issued and Outstanding	1,467.6	1,460.9
Accumulated Other Comprehensive Loss	(30.7)	(31.1)
Retained Earnings	883.8	864.8
Total ALLETE Equity	2,320.7	2,294.6
Non-Controlling Interest in Subsidiaries	525.7	505.6
Total Equity	2,846.4	2,800.2
Total Liabilities and Equity	$6,274.5	$6,084.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2021	2020
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$293.0	$265.3
Contracts with Customers – Non-utility	43.4	43.5
Other – Non-utility	2.8	2.8
Total Operating Revenue	339.2	311.6
Operating Expenses
Fuel, Purchased Power and Gas – Utility	120.4	89.0
Transmission Services – Utility	17.7	18.5
Cost of Sales – Non-utility	16.8	16.9
Operating and Maintenance	66.3	61.0
Depreciation and Amortization	58.0	53.4
Taxes Other than Income Taxes	18.0	12.6
Total Operating Expenses	297.2	251.4
Operating Income	42.0	60.2
Other Income (Expense)
Interest Expense	(17.1)	(15.7)
Equity Earnings	4.8	5.2
Other	3.3	1.0
Total Other Expense	(9.0)	(9.5)
Income Before Income Taxes	33.0	50.7
Income Tax Benefit	(10.4)	(13.8)
Net Income	43.4	64.5
Net Loss Attributable to Non-Controlling Interest	(8.4)	(1.8)
Net Income Attributable to ALLETE	$51.8	$66.3
Average Shares of Common Stock
Basic	52.1	51.7
Diluted	52.2	51.8
Basic Earnings Per Share of Common Stock	$0.99	$1.28
Diluted Earnings Per Share of Common Stock	$0.99	$1.28
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2021	2020
Millions
Net Income	$43.4	$64.5
Other Comprehensive Income (Loss)
Unrealized Loss on Securities
Net of Income Tax Benefit of $– and $(0.1)	—	(0.4)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1 and $0.1	0.4	0.2
Total Other Comprehensive Income (Loss)	0.4	(0.2)
Total Comprehensive Income	43.8	64.3
Net Loss Attributable to Non-Controlling Interest	(8.4)	(1.8)
Total Comprehensive Income Attributable to ALLETE	$52.2	$66.1
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2021	2020
Millions
Operating Activities
Net Income	$43.4	$64.5
AFUDC – Equity	(0.5)	(0.5)
Income from Equity Investments – Net of Dividends	1.0	—
Realized and Unrealized Gain (Loss) on Investments and Property, Plant and Equipment	(0.5)	3.1
Depreciation Expense	58.0	53.4
Amortization of PSAs	(2.8)	(2.8)
Amortization of Other Intangible Assets and Other Assets	2.5	2.3
Deferred Income Tax Benefit	(10.4)	(13.8)
Share-Based and ESOP Compensation Expense	1.7	1.7
Defined Benefit Pension and Postretirement Benefit Expense	1.1	—
Bad Debt Expense	0.4	0.4
Changes in Operating Assets and Liabilities
Accounts Receivable	(2.2)	(3.4)
Inventories	0.2	(6.2)
Prepayments and Other	(1.3)	4.0
Accounts Payable	(8.6)	(5.5)
Other Current Liabilities	23.5	7.1
Cash Contributions to Defined Benefit Pension Plans	(10.3)	(10.7)
Changes in Regulatory and Other Non-Current Assets	(0.6)	(11.4)
Changes in Regulatory and Other Non-Current Liabilities	(6.1)	6.0
Cash from Operating Activities	88.5	88.2
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.2	0.9
Payments for Purchase of Available-for-sale Securities	(0.6)	(1.1)
Payments for Equity Investments	(1.0)	(27.8)
Additions to Property, Plant and Equipment	(134.4)	(154.3)
Other Investing Activities	3.9	0.4
Cash for Investing Activities	(130.9)	(181.9)
Financing Activities
Proceeds from Issuance of Common Stock	5.0	3.3
Proceeds from Issuance of Short-Term and Long-Term Debt	194.9	110.0
Repayments of Long-Term Debt	(41.4)	(1.4)
Proceeds from Non-Controlling Interest in Subsidiaries	28.9	—
Dividends on Common Stock	(32.8)	(31.9)
Other Financing Activities	(0.4)	0.1
Cash from Financing Activities	154.2	80.1
Change in Cash, Cash Equivalents and Restricted Cash	111.8	(13.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	65.2	92.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$177.0	$78.9
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Three Months Ended
	March 31,
	2021	2020
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,460.9	$1,436.7
Common Stock Issued	6.7	5.0
Balance, End of Period	1,467.6	1,441.7

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(31.1)	(23.6)
Other Comprehensive Income - Net of Income Taxes
Unrealized Loss on Debt Securities	—	(0.4)
Defined Benefit Pension and Other Postretirement Plans	0.4	0.2
Balance, End of Period	(30.7)	(23.8)

Retained Earnings
Balance, Beginning of Period	864.8	818.8
Net Income Attributable to ALLETE	51.8	66.3
Common Stock Dividends	(32.8)	(31.9)
Balance, End of Period	883.8	853.2

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	505.6	103.7
Proceeds from Non-Controlling Interest in Subsidiaries	28.9	—
Net Loss Attributable to Non-Controlling Interest	(8.4)	(1.8)
Distributions to Non-Controlling Interest	(0.4)	—
Balance, End of Period	525.7	101.9

Total Equity	$2,846.4	$2,373.0

Dividends Per Share of Common Stock	$0.63	$0.6175
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2020, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2021, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes included in our 2020 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2021, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Millions
Cash and Cash Equivalents	$159.0	$44.3	$67.0	$69.3
Restricted Cash included in Prepayments and Other	7.1	0.8	6.1	2.8
Restricted Cash included in Other Non-Current Assets	10.9	20.1	5.8	20.4
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$177.0	$65.2	$78.9	$92.5

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2021	December 31, 2020
Millions
Fuel (a)	$20.4	$23.1
Materials and Supplies	53.6	51.1
Total Inventories – Net	$74.0	$74.2
(a)    Fuel consists primarily of coal inventory at Minnesota Power.

Other Non-Current Assets	March 31, 2021	December 31, 2020
Millions
Contract Assets (a)	$24.8	$25.5
Operating Lease Right-of-use Assets	20.2	22.4
ALLETE Properties	18.2	18.2
Restricted Cash	10.9	20.1
Other Postretirement Benefit Plans	34.7	34.2
Other	82.5	86.4
Total Other Non-Current Assets	$191.3	$206.8
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.
ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Current Liabilities	March 31, 2021	December 31, 2020
Millions
PSAs	$12.5	$12.5
Fuel Adjustment Clause	1.8	3.7
Operating Lease Liabilities	5.7	5.9
Other	58.9	44.6
Total Other Current Liabilities	$78.9	$66.7

Other Non-Current Liabilities	March 31, 2021	December 31, 2020
Millions
Asset Retirement Obligation (a)	$170.8	$166.6
PSAs	48.9	52.1
Operating Lease Liabilities	14.5	16.5
Other	46.0	50.1
Total Other Non-Current Liabilities	$280.2	$285.3
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $25.0 million in Other Non-Current Assets on the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020.

Other Income
Three Months Ended March 31,	2021	2020
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.9	$2.6
Interest and Investment Income (Loss)	1.1	(2.6)
AFUDC - Equity	0.5	0.5
Gain on Land Sales	—	0.1
Other	(0.2)	0.4
Total Other Income	$3.3	$1.0
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2021	2020
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$21.2	$18.3
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$5.6	$4.7
Capitalized Asset Retirement Costs	$3.5	$1.6
AFUDC–Equity	$0.5	$0.5

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries on the Consolidated Balance Sheet and net loss attributable to non-controlling interest on the Consolidated Statement of Income represent the portion of equity ownership and earnings, respectively, of subsidiaries that are not attributable to equity holders of ALLETE. These amounts as of and during the quarter ended March 31, 2021, are primarily related to the tax equity financing structure for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak and 303 MW Diamond Spring wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2020 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $9.6 million for the three months ended March 31, 2021 and 2020.

2020 Minnesota General Rate Case. In November 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. The rate filing sought a return on equity of 10.05 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $66 million in additional revenue. In December 2019 orders, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million beginning January 1, 2020.

In April 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In a June 2020 order, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins will be reflected in the fuel adjustment clause. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 and refunded in the third and fourth quarters of 2020.

Environmental Improvement Rider. Minnesota Power has an approved environmental improvement rider for investments and expenditures related to the implementation of the Boswell Unit 4 mercury emissions reduction plan completed in 2015. Updated customer billing rates for the environmental improvement rider were approved by the MPUC in a November 2018 order. On January 19, 2021, Minnesota Power filed a petition seeking MPUC approval to end the environmental improvement rider, which was approved in an order dated April 20, 2021.

Solar Cost Recovery Rider. In June 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard, which was approved by the MPUC in an order dated April 20, 2021.

Electric Vehicle Charging Infrastructure Petition. On April 8, 2021, Minnesota Power filed a petition seeking approval to install and own DC fast charger stations for electric vehicles across its service territory, implement accompanying rates for those stations, and track and recover investments and expenses for the project.

COVID-19 Related Deferred Accounting. In an order dated March 24, 2020, the PSCW authorized public utilities, including SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of the COVID-19 pandemic, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding. In an order dated May 22, 2020, the MPUC approved the joint petition requiring the joint petitioners to track cost and revenue impacts resulting from the COVID-19 pandemic with review for recovery in a future rate proceeding. As of March 31, 2021, Minnesota Power has not deferred any costs or lost revenue, and SWL&P has deferred an immaterial amount of costs.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac plant and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso paper mill to its next general rate case or other proceeding for review for recovery by the MPUC. At a hearing on April 1, 2021, the MPUC denied Minnesota Power’s request.

Fuel Adjustment Clause. In March 2020, Minnesota Power filed its fuel adjustment clause report covering the period July 2018 through December 2019. In a September 2020 order, the MPUC referred the review of Minnesota Power’s forced outage costs during the period of the report, which totaled approximately $8 million, to an administrative law judge for a contested case hearing to recommend to the MPUC if any of those costs should be returned to customers. A recommendation by the administrative law judge is expected in the third quarter of 2021. We cannot predict the outcome of this proceeding.

Conservation Improvement Program. On April 1, 2021, Minnesota Power submitted its 2020 consolidated filing detailing Minnesota Power’s CIP program results and requesting a CIP financial incentive of $2.4 million based upon MPUC procedures. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

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

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication and other affiliated-interest agreements for NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision. On April 21, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeal’s decision by ruling that the MPUC is not required to conduct review under the Minnesota Environmental Policy Act before approving affiliated-interest agreements that govern construction and operation of a Wisconsin power plant by a Minnesota utility, and remanded the case back to the Minnesota Court of Appeals for review of remaining issues on appeal. In January 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing in January 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through March 31, 2021, is approximately $15 million.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Regulatory Assets and Liabilities (Continued)

Regulatory Assets and Liabilities	March 31, 2021	December 31, 2020
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$255.3	$259.7
Income Taxes	110.7	113.7
Cost Recovery Riders	57.5	54.0
Asset Retirement Obligations	31.5	31.6
Manufactured Gas Plant	5.8	8.8
Boswell Units 1 and 2 Net Plant and Equipment	3.6	5.0
PPACA Income Tax Deferral	4.5	4.5
Other	3.8	3.6
Total Non-Current Regulatory Assets	$472.7	$480.9

Current Regulatory Liabilities (a)
Fuel Adjustment Clause	$1.8	$3.7
Transmission Formula Rates Refund	2.4	2.9
Other	0.4	1.0
Total Current Regulatory Liabilities	4.6	7.6
Non-Current Regulatory Liabilities
Income Taxes	367.8	375.3
Wholesale and Retail Contra AFUDC	85.9	86.6
Plant Removal Obligations	43.0	41.2
Defined Benefit Pension and Other Postretirement Benefit Plans	3.4	4.4
North Dakota Investment Tax Credits	12.4	12.0
Conservation Improvement Program	1.7	1.5
Other	3.7	3.8
Total Non-Current Regulatory Liabilities	517.9	524.8
Total Regulatory Liabilities	$522.5	$532.4
(a)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. We expect to make cash investments of approximately $2.0 million in 2021.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2020	$149.0
Equity in ATC Earnings	5.3
Distributed ATC Earnings	(4.3)
Amortization of the Remeasurement of Deferred Income Taxes	0.3
Equity Investment Balance as of March 31, 2021	$150.3

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 2020 FERC order that granted rehearing of a 2019 FERC order.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 3. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2020	$152.2
Cash Investments	1.0
Equity in Nobles 2 Earnings (a)	(0.5)
Distributed Nobles 2 Earnings	(1.5)
Equity Investment Balance as of March 31, 2021	$151.2
(a)The Company also recorded net loss attributable to non-controlling interest of $1.4 million related to its investment in Nobles 2.

NOTE 4. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 6. Fair Value to the Consolidated Financial Statements in our 2020 Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021, and December 31, 2020. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of March 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.8	—	—	$7.8
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$9.3	—	9.3
Cash Equivalents	1.7	—	—	1.7
Total Fair Value of Assets	$9.5	$9.3	—	$18.8

Liabilities
Deferred Compensation (c)	—	$21.0	—	$21.0
Total Fair Value of Liabilities	—	$21.0	—	$21.0
Total Net Fair Value of Assets (Liabilities)	$9.5	$(11.7)	—	$(2.2)

	Fair Value as of December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.2	—	—	$7.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$10.4	—	10.4
Cash Equivalents	5.5	—	—	5.5
Total Fair Value of Assets	$12.7	$10.4	—	$23.1

Liabilities
Deferred Compensation (c)	—	$21.0	—	$21.0
Total Fair Value of Liabilities	—	$21.0	—	$21.0
Total Net Fair Value of Assets (Liabilities)	$12.7	$(10.6)	—	$2.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of March 31, 2021, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.5 million, in one year to less than three years was $2.8 million, in three years to less than five years was $3.7 million and in five or more years was $0.3 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
March 31, 2021	$1,960.1	$2,150.7
December 31, 2020	$1,806.4	$2,122.0
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2021, and the year ended December 31, 2020, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices could result in a future impairment.
ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2021, and December 31, 2020:

March 31, 2021	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$298.8	$(0.3)	$298.5
Long-Term Debt	1,661.3	(8.9)	1,652.4
Total Debt	$1,960.1	$(9.2)	$1,950.9

December 31, 2020	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$204.0	$(0.3)	$203.7
Long-Term Debt	1,602.4	(9.2)	1,593.2
Total Debt	$1,806.4	$(9.5)	$1,796.9

We had $24.3 million outstanding in standby letters of credit and $60.0 million outstanding draws under our lines of credit as of March 31, 2021 ($22.3 million in standby letters of credit and no outstanding draws as of December 31, 2020).

On March 25, 2021, ALLETE entered into a $150 million unsecured term loan agreement (Term Loan) and borrowed $100 million upon execution. The Term Loan provides for an additional draw of $50 million on or before May 29, 2021. The Term Loan is due March 24, 2022, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.75 percent. Proceeds from the Term Loan were used for general corporate purposes.

On April 21, 2021, ALLETE agreed to sell $100 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which will be issued on or before September 1, 2021, will bear interest at 2.79 percent. The Bonds will mature in September 2031 and pay interest semi-annually in March and September of each year, commencing on March 1, 2022. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. ALLETE intends to use the proceeds from the sale of the Bonds to fund utility capital investment and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2021, our ratio was approximately 0.42 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of March 31, 2021, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. First Quarter 2021 Form 10-Q

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

Our PPAs are summarized in Note 8. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2020 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2021, Square Butte had total debt outstanding of $265.4 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2021, was $19.6 million ($20.1 million for the same period in 2020). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $1.5 million ($1.9 million for the same period in 2020). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 28 percent in 2021 and in 2020.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOX and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The ongoing CSAPR “good neighbor” provision and interstate transport litigation is also not currently projected to affect Minnesota Power’s CSAPR compliance. The State of Minnesota has not been identified by the downwind litigant states as a culpable upwind source, and previous EPA air quality modeling has demonstrated that Minnesota is not a significant contributor to downwind air quality attainment challenges. Minnesota Power also does not currently anticipate being materially affected by the EPA’s recent rulemaking to address the remand of certain CSAPR aspects. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not expected to be material. Minnesota is not among the states expected to be impacted by the EPA’s March 15, 2021 final rule to revise the 2016 CSAPR Update for the 2008 ozone NAAQS in response to the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) remand of the CSAPR Update Rule.

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

EPA Regulation of GHG Emissions. In 2019, the EPA finalized several separate rulemakings regarding regulating carbon emissions from electric utility generating units. These rulemakings included repealing the Clean Power Plan (CPP) and adopting the Affordable Clean Energy Rule under Section 111(d) of the Clean Air Act (CAA) to regulate CO2 emissions at existing coal-fired power plants. The CPP was first announced as a proposed rule under Section 111(d) of the CAA for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”. The Affordable Clean Energy Rule established emissions guidelines for states to use when developing plans to limit CO2 coal-fired power plants. The EPA also published regulations for the state implementation of the Affordable Clean Energy Rule and other Section 111(d) rules. Affected facilities for Minnesota Power included Boswell Units 3 and 4, and Taconite Harbor Units 1 and 2, which are currently economically idled.

On January 19, 2021, the D.C. Circuit issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal.

On April 22, 2021, the Biden Administration announced a goal to reach 100 percent carbon pollution-free electricity by 2035 as part of the U.S.’s Nationally Determined Contributions pledge, which is part of an international effort to limit global warming. At this time, no specific regulatory pathway to achieve these reductions has been proposed. Minnesota Power will continue to monitor these developments.
ALLETE, Inc. First Quarter 2021 Form 10-Q

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsidered the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule sets technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2023, or December 31, 2028, in some specific cases. The rule also establishes new subcategories for retiring high-flow and low-utilization units, and establishes a voluntary incentives program for FGD wastewater.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Permitted Water Discharges – Sulfate. In 2017, the MPCA released a draft water quality standard in an attempt to update Minnesota’s existing 10 mg/L sulfate limit for waters used for the production of wild rice with the proposed rulemaking heard before an Administrative Law Judge (ALJ). In 2018, the ALJ rejected significant portions of the proposed rulemaking and the MPCA subsequently withdrew the rulemaking. The remaining 10 mg/L standard remains in place, but the MPCA is currently prohibited under state law from listing wild rice waters as impaired or requiring sulfate reduction technology.

In April 2021, the MPCA’s proposed list of impaired waters was partially rejected by EPA due to the absence of wild rice waters listed for sulfate impairment. The EPA subsequently proposed a list of 30 wild rice waters for public comment in a separate listing process on April 29, 2021, with public comment through May 31, 2021. A final impaired waters listing is expected to follow the public comment period, which could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time we are unable to determine the specific impacts these developments may have on Minnesota Power operations, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Rule Part A, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021, which tolls forward if the EPA does not make a determination on a variance application by that date. Minnesota Power sought EPA approval to extend the closure date for the two active Boswell impoundments in November 2020, and continues to operate the impoundments pending a final determination by the EPA. Additionally, the EPA released a proposed Part B rulemaking in February 2020 that addressed options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Portions of the Part B Rule addressing alternative liner equivalency standards were finalized in November 2020. According to the EPA’s current regulatory agenda, the remainder of the proposed Part B Rule is expected to be finalized in mid-2021. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In January 2021, SWL&P submitted a final remedial actions options report to the WDNR with remedial site design expected to be completed in 2021. As of March 31, 2021, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2020); however, SWL&P continues to work with the WDNR on the extent of contamination which may result in additional remediation costs being identified. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of March 31, 2021, we had $119.0 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of March 31, 2021, we had $30.8 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security for MISO and state agency agreements as well as energy facilities under development.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of March 31, 2021, ALLETE Clean Energy has $74.4 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

Investment in Nobles 2. Construction of the Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of March 31, 2021, ALLETE South Wind has $13.8 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2.

BNI Energy. As of March 31, 2021, BNI Energy had surety bonds outstanding of $71.2 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $70.7 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of March 31, 2021, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of March 31, 2021, we owned 48 percent of the assessable land in the Town Center District (48 percent as of December 31, 2020). As of March 31, 2021, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.8 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

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

		2021			2020
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three Months Ended March 31,
Net Income Attributable to ALLETE	$51.8		$51.8	$66.3		$66.3
Average Common Shares	52.1	0.1	52.2	51.7	0.1	51.8
Earnings Per Share	$0.99		$0.99	$1.28		$1.28

NOTE 8. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2021	2020
Millions
Current Income Tax Expense (a)
Federal	—	—
State	—	—
Total Current Income Tax Expense	—	—
Deferred Income Tax Expense (Benefit)
Federal (b)	$(14.1)	$(17.6)
State	3.9	4.0
Investment Tax Credit Amortization	(0.2)	(0.2)
Total Deferred Income Tax Benefit	$(10.4)	$(13.8)
Total Income Tax Benefit	$(10.4)	$(13.8)
(a)For each of the three months ended March 31, 2021 and 2020, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For each of the three months ended March 31, 2021 and 2020, the federal income tax benefit is primarily due to production tax credits.

ALLETE, Inc. First Quarter 2021 Form 10-Q

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

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2021	2020
Millions
Income Before Income Taxes	$33.0	$50.7
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$6.9	$10.6
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	3.1	3.2
Production Tax Credits	(18.6)	(23.8)
Regulatory Differences – Excess Deferred Tax	(3.2)	(4.4)
Non-Controlling Interest in Subsidiaries	1.8	0.4
Share-Based Compensation	0.5	(0.1)
Other	(0.9)	0.3
Total Income Tax Benefit	$(10.4)	$(13.8)

For the three months ended March 31, 2021, the effective tax rate was a benefit of 31.5 percent (benefit of 27.2 percent for the three months ended March 31, 2020). The effective tax rate for 2020 and 2021 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of March 31, 2021, we had gross unrecognized tax benefits of $1.5 million ($1.4 million as of December 31, 2020). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2017, or state examination for years before 2016.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2021	2020	2021	2020
Millions
Three Months Ended March 31,
Service Cost	$2.7	$2.6	$0.9	$0.8
Non-Service Cost Components (a)
Interest Cost	6.1	7.0	1.1	1.3
Expected Return on Plan Assets	(10.8)	(10.7)	(2.4)	(2.5)
Amortization of Prior Service Credits	—	—	(1.9)	(2.0)
Amortization of Net Loss	4.7	3.2	0.7	0.3
Net Periodic Benefit Cost (Credit)	$2.7	$2.1	$(1.6)	$(2.1)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Employer Contributions. For the three months ended March 31, 2021, we contributed $10.3 million in cash to the defined benefit pension plans ($10.7 million for the three months ended March 31, 2020); we do not expect to make additional contributions to our defined benefit pension plans in 2021. For the three months ended March 31, 2021 and 2020, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2021.

NOTE 10. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

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

	Three Months Ended
	March 31,
	2021	2020
Millions
Operating Revenue
Regulated Operations
Residential	$45.6	$40.9
Commercial	39.7	37.3
Municipal	12.6	10.3
Industrial	129.0	118.8
Other Power Suppliers	38.4	38.3
Other	27.7	19.7
Total Regulated Operations	293.0	265.3

ALLETE Clean Energy
Long-term PSA	18.1	17.3
Other	2.8	2.8
Total ALLETE Clean Energy	20.9	20.1

Corporate and Other
Long-term Contract	21.7	22.4
Other	3.6	3.8
Total Corporate and Other	25.3	26.2
Total Operating Revenue	$339.2	$311.6
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$45.0	$57.5

ALLETE Clean Energy	7.4	11.7

Corporate and Other	(0.6)	(2.9)
Total Net Income Attributable to ALLETE	$51.8	$66.3

ALLETE, Inc. First Quarter 2021 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	March 31, 2021	December 31, 2020
Millions
Assets
Regulated Operations	$4,184.1	$4,196.8

ALLETE Clean Energy	1,596.6	1,483.3

Corporate and Other	493.8	404.5
Total Assets	$6,274.5	$6,084.6
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2020 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q, including Part II, Item 1A Risk Factors, and our 2020 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 23 of our 2020 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2020 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

The COVID-19 pandemic has resulted in widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. There is considerable uncertainty regarding the duration of the COVID-19 pandemic and the extent and duration of measures to try to contain the virus, such as travel and other restrictions (including those in effect in areas our businesses operate). Additional disclosures in this Form 10-Q regarding the impacts of the ongoing COVID-19 pandemic are located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load as well as in our 2020 Form 10-K located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load, Liquidity and Capital Resources – Liquidity Position and Part I, Item 1A. Risk Factors.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2021, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2021, to the three months ended March 31, 2020.

Net income attributable to ALLETE for the three months ended March 31, 2021, was $51.8 million, or $0.99 per diluted share, compared to $66.3 million, or $1.28 per diluted share, for the same period in 2020. Net income in 2021 included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southern United States in February 2021. This winter storm event caused volatility in power prices in the regional power market resulting in losses being incurred under one of the facility’s power sales agreements during portions of the winter storm event. Net income in 2021 also included additional income tax expense of $3.3 million after-tax, or $0.06 per share, related to timing which is expected to reverse during the year. Net income in 2020 included margins of $7.7 million after-tax, or $0.15 per share, in Regulated Operations for sales under a 100 MW PSA which expired in April 2020.

Regulated Operations net income attributable to ALLETE was $45.0 million for the three months ended March 31, 2021, compared to $57.5 million for the same period in 2020. Net income at Minnesota Power was lower than 2020 primarily due to: lower margins from Other Power Suppliers resulting from the expiration of a PSA; lower kWh sales to industrial customers; higher operating and maintenance, property tax and depreciation expenses; and the timing of income taxes. These decreases were partially offset by increased earnings related to the GNTL. Net income at SWL&P and our after-tax equity earnings in ATC were similar to 2020.
ALLETE Clean Energy net income attributable to ALLETE was $7.4 million for the three months ended March 31, 2021, compared to $11.7 million for the same period in 2020. Net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southern United States in February 2021 as well as a lower income tax benefit due to the timing of income taxes. These decreases were partially offset by earnings from the South Peak wind energy facility, which commenced operations in April 2020.

Corporate and Other net loss attributable to ALLETE was $0.6 million for the three months ended March 31, 2021, compared to a net loss of $2.9 million for the same period in 2020. The net loss in 2021 included higher earnings from marketable equity securities held in benefit trusts and earnings from our investment in Nobles 2, which commenced operations in December 2020.

ALLETE, Inc. First Quarter 2021 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2021	2020
Millions
Operating Revenue – Utility	$293.0	$265.3
Fuel, Purchased Power and Gas – Utility	120.4	89.0
Transmission Services – Utility	17.7	18.5
Operating and Maintenance	50.4	49.3
Depreciation and Amortization	43.0	41.7
Taxes Other than Income Taxes	15.7	11.3
Operating Income	45.8	55.5
Interest Expense	(14.2)	(14.6)
Equity Earnings	5.3	5.2
Other Income	2.4	3.4
Income Before Income Taxes	39.3	49.5
Income Tax Benefit	(5.7)	(8.0)
Net Income Attributable to ALLETE	$45.0	$57.5

Operating Revenue – Utility increased $27.7 million from 2020 primarily due to higher fuel adjustment clause recoveries, increased revenue related to the GNTL, higher FERC formula-based rates and increased gas sales.

Fuel adjustment clause revenue increased $17.6 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Cost recovery rider and transmission revenue related to GNTL increased $7.1 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020 and additional expenditures for property, plant and equipment.

Revenue from wholesale customers under FERC formula-based rates increased $2.4 million primarily due to higher rates.

Gas sales at SWL&P increased $1.6 million as a result of colder weather and higher gas prices in the first quarter of 2021 compared to 2020. (See Fuel, Purchased Power and Gas – Utility.)

Revenue from kWh sales was similar to 2020 reflecting lower sales to commercial and industrial customers as well as the expiration of a 100 MW PSA in April 2020, mostly offset by higher sales to residential customers, municipal customers and other power suppliers. Sales to commercial and industrial customers decreased primarily due to the adverse impact of the COVID-19 pandemic on customer operations. Some commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the first quarter of 2021 as a result of the COVID-19 pandemic and related governmental responses while the pandemic had not yet fully impacted customers in the first quarter of 2020. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota, in June 2020, which remains idled. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to residential and municipal customers increased from 2020 primarily due to the impact of COVID-19 and colder weather in the first quarter of 2021 compared to 2020. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased primarily due to additional kWh sales made to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

ALLETE, Inc. First Quarter 2021 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Variance
Three Months Ended March 31,	2021	2020	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	331	321	10	3.1%
Commercial	341	352	(11)	(3.1)%
Industrial	1,798	1,902	(104)	(5.5)%
Municipal	160	156	4	2.6%
Total Retail and Municipal	2,630	2,731	(101)	(3.7)%
Other Power Suppliers	1,248	822	426	51.8%
Total Regulated Utility Kilowatt-hours Sold	3,878	3,553	325	9.1%

Revenue from electric sales to taconite customers accounted for 31 percent of regulated operating revenue in 2021 (30 percent in 2020). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 4 percent of regulated operating revenue in 2021 (6 percent in 2020). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2021 (9 percent in 2020).

Operating Expenses increased $37.4 million, or 18 percent, from 2020.

Fuel, Purchased Power and Gas – Utility expense increased $31.4 million, or 35 percent, from 2020 primarily due to higher kWh sales, purchased power prices and fuel costs as well as increased gas sales and higher gas prices at SWL&P. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense increased $1.1 million, or 2 percent, from 2020 primarily due to an increase in labor and benefit expenses as well as higher contract and professional services, partially offset by a decrease in conservation improvement program expenses and the absence of rate case expenses in 2021.

Depreciation and Amortization expense increased $1.3 million, or 3 percent, from 2020 primarily due to additional property, plant and equipment in service resulting from the GNTL being placed into service in June 2020.

Taxes Other than Income Taxes increased $4.4 million, or 39 percent, from 2020 primarily due to higher property tax expense resulting from the GNTL being placed into service in June 2020.

Income Tax Benefit decreased $2.3 million from 2020 primarily due to the timing of income taxes in 2021 compared to 2020 and lower production tax credits, partially offset by lower pre-tax income. The income tax benefit in 2021 included additional income tax expense recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

We expect the annual effective tax rate for Regulated Operations in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits.

ALLETE, Inc. First Quarter 2021 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Continued)

ALLETE Clean Energy

Three Months Ended March 31,	2021	2020
Millions
Operating Revenue
Contracts with Customers – Non-utility	$18.1	$17.3
Other – Non-utility (a)	2.8	2.8
Operating and Maintenance	12.2	8.2
Depreciation and Amortization	12.1	8.2
Taxes Other than Income Taxes	1.9	0.7
Operating Income (Loss)	(5.3)	3.0
Interest Expense	(0.4)	(0.5)
Other Income	0.2	0.2
Income (Loss) Before Income Taxes	(5.5)	2.7
Income Tax Benefit	(5.9)	(7.2)
Net Income	0.4	9.9
Net Loss Attributable to Non-Controlling Interest	(7.0)	(1.8)
Net Income Attributable to ALLETE	$7.4	$11.7
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $0.8 million, or 4 percent, from 2020 primarily due to revenue from the South Peak wind energy facility which commenced operations in April 2020, partially offset by the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southern United States in February 2021.

	Three Months Ended March 31,
	2021		2020
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	79.4	$7.2	78.6	$7.1
Midwest	240.1	8.4	244.4	8.5
South (a)	276.4	(0.8)	—	—
West	221.8	6.1	141.8	4.5
Total Production and Operating Revenue	817.7	$20.9	464.8	$20.1
(a)Negative revenue during the three months ended March 31, 2021, resulted from the impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southern United States in February 2021.

Operating and Maintenance expense increased $4.0 million, or 49 percent, from 2020 primarily due to operating and maintenance expenses related to the South Peak and Diamond Spring wind energy facilities.

Depreciation and Amortization expense increased $3.9 million, or 48 percent, from 2020 primarily due to additional property, plant and equipment in service related to the South Peak and Diamond Spring wind energy facilities.

Taxes Other than Income Taxes increased $1.2 million from 2020 primarily due to higher property tax expense related to the South Peak and Diamond Spring wind energy facilities.

Income Tax Benefit decreased $1.3 million from 2020 primarily due to the timing of income taxes in 2021 compared to 2020. The income tax benefit in 2021 included additional income tax expense recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

Net Loss Attributable to Non-Controlling Interest increased $5.2 million in 2021 reflecting net losses attributable to non-controlling interest for the South Peak and Diamond Spring wind energy facilities.

ALLETE, Inc. First Quarter 2021 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (Continued)

Corporate and Other

Operating Revenue decreased $0.9 million, or 3 percent, from 2020 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses in 2021 compared to 2020 and fewer tons sold as well as lower land sales at ALLETE Properties.

Net Loss Attributable to ALLETE was $0.6 million in 2021 compared to a net loss of $2.9 million in 2020. The net loss in 2021 included higher earnings from marketable equity securities held in benefit trusts and earnings from our investment in Nobles 2, which commenced operations in December 2020. Net income at BNI Energy was $1.6 million in 2021 compared to net income of $0.7 million in 2020. The net loss at ALLETE Properties was $0.6 million in 2021 compared to a net loss of $0.5 million in 2020.

Income Taxes – Consolidated

For the three months ended March 31, 2021, the effective tax rate was a benefit of 31.5 percent (benefit of 27.2 percent for the three months ended March 31, 2020). The effective tax rate for 2021 was a higher benefit primarily due to lower pre-tax income.

We expect our annual effective tax rate in 2021 to be a higher benefit as compared to 2020 primarily due to lower pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to production tax credits. (See Note 8. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Form 10-K.

OUTLOOK

For additional information see our 2020 Form 10-K.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)

Our earnings during the year ended December 31, 2020, and quarter ended March 31, 2021, were negatively impacted by the ongoing COVID-19 pandemic and related disruptions. COVID-19 has had a material impact on Minnesota Power’s industrial customers and, as a result, our sales to these customers. Multiple taconite facilities were idled for portions of the year in 2020 and Verso Corporation idled its paper mill in Duluth, Minnesota. The Verso Corporation paper mill remains indefinitely idled; however, Verso Corporation has disclosed it is considering options for the paper mill, including marketing for a sale. In addition, many of our commercial, municipal, and small industrial customers are operating at reduced levels, or are temporarily closed. We expect our earnings to continue to be impacted in 2021 due to the ongoing COVID-19 pandemic, with lower sales to some industrial customers than historical levels, Verso Corporation remaining indefinitely idled, and some of our commercial, municipal, and small industrial customers operating at reduced levels throughout the year. Our 2021 consolidated ALLETE earnings are expected to be lower than 2020, primarily due to lower earnings at our Regulated Operations.

In response to these lower sales in 2020, and in anticipation of potentially lower sales in 2021, Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac facility and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso paper mill to its next general rate case or other proceeding for review for recovery by the MPUC. At a hearing on April 1, 2021, the MPUC denied Minnesota Power’s request. Minnesota Power anticipates filing a general rate case in November 2021 with a 2022 test year.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 2. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 46 percent of our regulated utility kWh sales in the three months ended March 31, 2021, were made to our industrial customers (54 percent in the three months ended March 31, 2020). These customers and their markets have been impacted by the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic and related governmental responses has led to a disruption of economic activity, and could result in a continued disruption of economic activity. This disruption has resulted in reduced sales and revenue from industrial customers as many industrial customers operated at reduced levels or were temporarily closed or idled during 2020. In addition, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota. (See Verso Corporation.) The current disruption of economic activity or an extended disruption of economic activity may lead to additional adverse impacts on our taconite and paper, pulp and secondary wood products, pipeline and other industrial customers’ operations including further reduced production or the temporary idling or indefinite shutdown of other facilities, which would result in lower sales and revenue from these customers.

Taconite. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry, which continue to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel production in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. The demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user all requires steel. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 77 percent of capacity during the first three months of 2021 compared to 79 percent in the first three months of 2020. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected in April 2021 that U.S. steel consumption will increase in 2021 by approximately 8 percent compared to 2020.

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

Northshore Mining. Cliffs completed construction of a hot briquetted iron production plant in Toledo, Ohio, in 2020, which utilizes direct reduced-grade pellets from Northshore Mining. In April 2020, Cliffs announced that, based on market conditions, it would be temporarily idling Northshore Mining. Cliffs idled production at Northshore Mining in April 2020 and resumed normal production at the facility in August 2020. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Silver Bay Power.)

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

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

Hibbing Taconite. In April 2020, ArcelorMittal announced that Hibbing Taconite in Hibbing, Minnesota, would idle production due to the COVID-19 pandemic. Hibbing Taconite resumed normal production in August 2020. Hibbing Taconite’s current mineable ore reserves are expected to be exhausted in 2025. Cliffs, which in December 2020 became majority owner and resumed management of Hibbing Taconite, has stated that it has a plan to extend the mine life of Hibbing Taconite with ore reserves already under control of Cliffs. There are ample ore reserves in northeastern Minnesota that could supply operations for decades to come, and Minnesota Power’s taconite customers routinely develop and extend their mine plans to optimize assets. Hibbing Taconite has the capability to produce approximately 8 million tons annually.

Cliffs Acquisition. In December 2020, Cliffs announced that it had completed the previously announced acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs had stated that upon closure of the acquisition Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The acquisition included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs is now Minnesota Power’s largest customer. The acquisition has increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and the related Minnesota iron ore production.

Minnesota Sulfate Wild Rice Water Quality Standard. On April 29, 2021, the EPA identified rivers and lakes in Minnesota that grow wild rice and have sulfate levels that exceed Minnesota’s sulfate limit for wild rice waters. The EPA directed the MPCA to add these rivers and lakes to its list of impaired waters which can be used to set limits in discharge permits for industrial activities such as mining. Minnesota Power’s taconite customers could be adversely impacted if they are required to significantly reduce sulfate discharges.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Pipeline and Other Industries.

Husky Energy. In 2018, a fire at Husky Energy’s refinery in Superior, Wisconsin, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to Husky Energy in addition to water service. In 2019, Husky Energy announced that it had received the required permit approvals to begin reconstruction. In June 2020, Husky Energy announced that rebuild construction at the refinery had resumed following a suspension in March 2020 due to the COVID-19 pandemic. The facility remains at minimal operations, and the refinery is not expected to resume normal operations until 2023. In October 2020, Husky Energy announced a transaction to combine with Cenovus Energy Inc., which closed in the first quarter of 2021.

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

PolyMet was issued all necessary permits to construct and operate its new mining operation; however, in early 2020, the Minnesota Court of Appeals reversed decisions granting PolyMet’s permit to mine, dam-safety permits and air permits. PolyMet filed petitions for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decisions. In February 2021, the Minnesota Supreme Court ruled in PolyMet's favor and overturned a decision by the Minnesota Court of Appeals that had remanded the air permit back to the MPCA. The court returned the case to the Minnesota Court of Appeals to resolve a limited number of items the lower court did not specifically address in its original decision. On March 8, 2021, the U.S. District Court of Minnesota granted an EPA request to conduct a 90-day review of downstream water quality under Section 401(a)(2) of the Clean Water Act. Given the EPA's downstream water quality determination is necessary for PolyMet's federal Section 404 wetlands permit, on March 17, 2021, the U.S Army Corps of Engineers notified PolyMet it had suspended the permit for the duration of the EPA's review. On April 28, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeals decision on the dam-safety permits while also upholding its decision on PolyMet’s permit to mine. The decision requires the DNR to hold a contested case hearing regarding the effectiveness of bentonite clay capping for eventual closure of PolyMet’s planned tailings basin and to also determine a fixed term for the permit to mine. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

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

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication and other affiliated-interest agreements for NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision. On April 21, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeal’s decision by ruling that the MPUC is not required to conduct review under the Minnesota Environmental Policy Act before approving affiliated-interest agreements that govern construction and operation of a Wisconsin power plant by a Minnesota utility, and remanded the case back to the Minnesota Court of Appeals for review of remaining issues on appeal. In January 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing in January 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through March 31, 2021, is approximately $15 million.

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

Nobles 2 PPA. Minnesota Power has a long-term PPA with Nobles 2 that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwestern Minnesota through 2040. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. (See Corporate and Other – Investment in Nobles 2.)

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Solar Energy. Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. SWL&P also plans to construct a 470 kW solar array in 2021 as part of a community solar garden in Superior, Wisconsin, which was approved by the PSCW in October 2020.

In June 2020, Minnesota Power filed a proposal with the MPUC to accelerate plans for solar energy with an estimated $40 million investment in approximately 20 MW of solar energy projects in Minnesota.

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. In June 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard, which were approved by the MPUC at a hearing on April 14, 2021.

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

Great Northern Transmission Line. As a condition of the 250 MW long-term PPA entered into with Manitoba Hydro, construction of additional transmission capacity was required. As a result, Minnesota Power constructed the GNTL, an approximately 220‑mile 500-kV transmission line between Manitoba and Minnesota’s Iron Range that was proposed by Minnesota Power and Manitoba Hydro in order to strengthen the electric grid, enhance regional reliability and promote a greater exchange of sustainable energy. In June 2020, Minnesota Power placed the GNTL into service with project costs of approximately $310 million incurred by Minnesota Power. Total project costs, including those costs contributed by a subsidiary of Manitoba Hydro, totaled approximately $660 million. Also in June 2020, Manitoba Hydro placed the MMTP into service. The 250 MW PPA with Manitoba Hydro commenced when the GNTL was placed into service.

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. (See Note 3. Equity Investments.) As of March 31, 2021, our equity investment in ATC was $150.3 million ($149.0 million as of December 31, 2020).

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 2020 FERC order that granted rehearing of a 2019 FERC order.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

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

Federal production tax credit qualification is important to the economics of project development, and ALLETE Clean Energy has invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of its remaining safe harbor production tax credit qualified equipment through 2024. ALLETE Clean Energy has completed its investment of approximately $80 million for production tax credit requalification of approximately 470 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $20 million annually through 2027 and decreasing thereafter through 2030. Disruptions in our supply chains or a lack of available financing resulting from the ongoing COVID-19 pandemic, if they occur, could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits. To date we have not experienced disruptions in our supply chains related to the COVID-19 pandemic.

In March 2020, ALLETE Clean Energy acquired the rights to the approximately 300 MW Caddo wind development project in Oklahoma from Apex Clean Energy. The Caddo wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2021.

On February 4, 2021, ALLETE Clean Energy entered into a purchase and sale agreement with a subsidiary of Xcel Energy Inc. to sell a 120 MW wind energy facility for approximately $210 million. ALLETE Clean Energy will repower and expand its Northern Wind project, consisting of its 98 MW Chanarambie and Viking wind energy facilities located in southwest Minnesota, as part of the transaction. Construction is expected to begin in late 2021 with the Northern Wind project expected to continue operating until early 2022. The sale is expected to close in late 2022, subject to receipt of regulatory approvals and permits.

On May 5, 2021, ALLETE Clean Energy announced it has acquired the rights to the approximately 92 MW Red Barn wind development project and the approximately 68 MW Whitetail renewable development project in southwestern Wisconsin. ALLETE Clean Energy also signed an asset sale agreement for the completed Red Barn wind project with Wisconsin Public Service Corporation and Madison Gas and Electric Company. Construction and sale of the Red Barn wind project are expected to be completed in late 2022.

ALLETE, Inc. First Quarter 2021 Form 10-Q

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

Region	Wind Energy Facility	Capacity MW	PSA MW	PSA Expiration
East	Armenia Mountain	101	100%	2024
Midwest	Chanarambie/Viking (a)	98
	PSA 1 (b)		12%	2023
	PSA 2		88%	2023
	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	PSA 1		90%	2022
	PSA 2		10%	2032
	Other	17	100%	2028
South	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	2022
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035
(a)Under contract for sale to a subsidiary of Xcel Energy Inc. The sale is expected to close in late 2022, subject to receipt of regulatory approvals and permits. ALLETE Clean Energy will repower and expand the wind energy facilities as part of the transaction.
(b)The PSA expiration assumes the exercise of four one-year renewal options that ALLETE Clean Energy has the sole right to exercise.
Corporate and Other.

BNI Energy. BNI Energy anticipates selling 3.8 million tons of lignite coal in 2021 (4.2 million tons were sold in 2020) and has sold 1.0 million tons for the three months ended March 31, 2021 (1.2 million tons were sold for the three months ended March 31, 2020). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 3. Equity Investments.) As of March 31, 2021, our equity investment in Nobles 2 was $151.2 million ($152.2 million at December 31, 2020).

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ primary project in Florida is Town Center at Palm Coast, with approximately 600 acres of land available for sale. In addition to this project, ALLETE Properties has approximately 600 acres of other land available for sale. Market conditions can impact land sales and could result in our inability to cover our cost basis and operating expenses including fixed carrying costs such as community development district assessments and property taxes.

Our strategy incorporates the possibility of a bulk sale of the entire ALLETE Properties portfolio. Proceeds from a bulk sale would be strategically deployed to support growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE Properties also continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure.

ALLETE, Inc. First Quarter 2021 Form 10-Q

OUTLOOK (Continued)

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2021. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 30 percent for 2021 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

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

As of March 31, 2021, we had cash and cash equivalents of $159.0 million, $322.7 million in available consolidated lines of credit, 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 41 percent. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2021	%	December 31, 2020	%
Millions
ALLETE Equity	$2,320.7	48	$2,294.6	50
Non-Controlling Interest in Subsidiaries	525.7	11	505.6	11
Short-Term and Long-Term Debt (a)	1,960.1	41	1,806.4	39
	$4,806.5	100	$4,606.6	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2021	2020
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$65.2	$92.5
Cash Flows from (used for)
Operating Activities	88.5	88.2
Investing Activities	(130.9)	(181.9)
Financing Activities	154.2	80.1
Change in Cash, Cash Equivalents and Restricted Cash	111.8	(13.6)
Cash, Cash Equivalents and Restricted Cash at End of Period	$177.0	$78.9

Operating Activities. Cash from operating activities in 2021 was similar to 2020. Cash from operating activities in 2021 included lower net income compared to 2020, offset by the timing of customer settlement payments at ALLETE Clean Energy’s Diamond Spring wind energy facility related to an extreme winter storm event in the southern United States in February 2021.

Investing Activities. Cash used for investing activities was lower in 2021 compared to 2020. Cash used for investing activities in 2021 reflected lower additions to property, plant and equipment and fewer payments for equity method investments compared to 2020.
ALLETE, Inc. First Quarter 2021 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash Flows (Continued)

Financing Activities. Cash from financing activities was higher in 2021 compared to 2020 primarily due to higher proceeds from the issuance of short-term and long-term debt, and proceeds from non-controlling interest in subsidiaries. These increases were partially offset by higher repayments of long-term debt in 2020.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2021, we had consolidated bank lines of credit aggregating $407.0 million ($407.0 million as of December 31, 2020), the majority of which expire in January 2024. We had $24.3 million outstanding in standby letters of credit and $60.0 million outstanding draws under our lines of credit as of March 31, 2021 ($22.3 million in standby letters of credit and no outstanding draws as of December 31, 2020). We also have other credit facility agreements in place that provide the ability to issue up to $100.0 million in standby letters of credit. As of March 31, 2021, we had $82.7 million outstanding in standby letters of credit under these agreements.

In addition, as of March 31, 2021, we had 3.3 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, as amended most recently in May 2020. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. In 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares under this agreement will continue to be offered for sale, from time to time.

Securities. During the three months ended March 31, 2021, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $5.0 million (0.1 million shares were issued for the three months ended March 31, 2020, resulting in net proceeds of $3.3 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-183051 and 333-162890.

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2020 Form 10-K, with additional disclosure in Note 6. Commitments, Guarantees and Contingencies.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Requirements. Our capital expenditures for 2021 are expected to be approximately $490 million. For the three months ended March 31, 2021, capital expenditures totaled $141.7 million ($161.8 million for the three months ended March 31, 2020). The expenditures were primarily made in the ALLETE Clean Energy segment.

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

Employees.

As of March 31, 2021, ALLETE had 1,345 employees, of which 1,326 were full-time.

Minnesota Power and SWL&P have an aggregate of 459 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and on January 31, 2022, for SWL&P.

BNI Energy has 183 employees, of which 136 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2021, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. First Quarter 2021 Form 10-Q

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2021, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $2.9 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2021, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 8. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2020 Form 10-K and Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ALLETE, Inc. First Quarter 2021 Form 10-Q

ITEM 1A.  RISK FACTORS

Our 2020 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2020 Form 10-K.

ALLETE Clean Energy / Corporate and Other Risks

The price of electricity may be volatile, which may impact results of operations at ALLETE Clean Energy wind energy facilities under contracts with customer and industrial (C&I) customers.

Unusual, adverse weather conditions or other natural events can cause volatility in market prices for electricity and adversely affect our financial position, results of operations and cash flows. ALLETE Clean Energy’s power sales agreements with its three C&I customers at its Diamond Spring wind energy facility are contracts for differences where power is delivered to the market, and a fixed price is paid by the customers to ALLETE Clean Energy, and differences between the market price and the fixed price are paid to or received from the customers. One of these power sales agreements settles with the customer based on day-ahead electricity prices, while deliveries to the market are settled based on real-time electricity prices. This settlement provision can result in an adverse impact to the Company when market prices are extremely volatile as happened in February 2021 during an extreme winter weather event in the southern United States. This winter weather event caused extreme volatility, with large differences in the day-ahead and real-time market prices; the settlement provision resulted in an approximately $5 million after-tax negative impact related to the Diamond Spring wind energy facility.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. First Quarter 2021 Form 10-Q

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
99
ALLETE News Release dated May 6, 2021, announcing 2021 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. First Quarter 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 6, 2021	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2021	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
ALLETE, Inc. First Quarter 2021 Form 10-Q