Form 10-Q
period 2021-06-30
ALLETE INC
filed 2021-08-04
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

Common Stock, without par value,
52,268,119 shares outstanding
as of June 30, 2021

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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
ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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
ALLETE, Inc. Second Quarter 2021 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2021	December 31, 2020
Millions
Assets
Current Assets
Cash and Cash Equivalents	$62.5	$44.3
Accounts Receivable (Less Allowance of $2.7 and $2.5)	105.2	111.9
Inventories – Net	88.1	74.2
Prepayments and Other	23.5	24.5
Total Current Assets	279.3	254.9
Property, Plant and Equipment – Net	5,021.6	4,840.8
Regulatory Assets	491.9	480.9
Equity Investments	317.8	301.2
Other Non-Current Assets	182.7	206.8
Total Assets	$6,293.3	$6,084.6
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$100.0	$110.0
Accrued Taxes	53.0	59.4
Accrued Interest	19.5	19.8
Long-Term Debt Due Within One Year	362.6	203.7
Other	60.4	66.7
Total Current Liabilities	595.5	459.6
Long-Term Debt	1,664.6	1,593.2
Deferred Income Taxes	188.7	195.7
Regulatory Liabilities	514.9	524.8
Defined Benefit Pension and Other Postretirement Benefit Plans	210.7	225.8
Other Non-Current Liabilities	277.0	285.3
Total Liabilities	3,451.4	3,284.4
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 52.3 and 52.1 Shares Issued and Outstanding	1,474.1	1,460.9
Accumulated Other Comprehensive Loss	(30.3)	(31.1)
Retained Earnings	878.8	864.8
Total ALLETE Equity	2,322.6	2,294.6
Non-Controlling Interest in Subsidiaries	519.3	505.6
Total Equity	2,841.9	2,800.2
Total Liabilities and Equity	$6,293.3	$6,084.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$290.4	$200.8	$583.4	$466.1
Contracts with Customers – Non-utility	42.3	39.6	85.7	83.1
Other – Non-utility	2.9	2.8	5.7	5.6
Total Operating Revenue	335.6	243.2	674.8	554.8
Operating Expenses
Fuel, Purchased Power and Gas – Utility	128.9	69.3	249.3	158.3
Transmission Services – Utility	19.2	16.4	36.9	34.9
Cost of Sales – Non-utility	15.8	16.3	32.6	33.2
Operating and Maintenance	67.1	59.0	133.4	120.0
Depreciation and Amortization	57.9	54.5	115.9	107.9
Taxes Other than Income Taxes	18.5	15.0	36.5	27.6
Total Operating Expenses	307.4	230.5	604.6	481.9
Operating Income	28.2	12.7	70.2	72.9
Other Income (Expense)
Interest Expense	(17.4)	(15.9)	(34.5)	(31.6)
Equity Earnings	5.1	6.4	9.9	11.6
Other	1.8	5.2	5.1	6.2
Total Other Expense	(10.5)	(4.3)	(19.5)	(13.8)
Income Before Income Taxes	17.7	8.4	50.7	59.1
Income Tax Benefit	(4.0)	(8.5)	(14.4)	(22.3)
Net Income	21.7	16.9	65.1	81.4
Net Loss Attributable to Non-Controlling Interest	(6.2)	(3.2)	(14.6)	(5.0)
Net Income Attributable to ALLETE	$27.9	$20.1	$79.7	$86.4
Average Shares of Common Stock
Basic	52.2	51.8	52.2	51.8
Diluted	52.3	51.9	52.2	51.8
Basic Earnings Per Share of Common Stock	$0.53	$0.39	$1.53	$1.67
Diluted Earnings Per Share of Common Stock	$0.53	$0.39	$1.53	$1.67
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millions
Net Income	$21.7	$16.9	$65.1	$81.4
Other Comprehensive Income
Unrealized Gain on Securities
Net of Income Tax Expense of $–, $0.1, $– and $–	—	0.4	—	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.2, $–, $0.3 and $0.1	0.4	0.1	0.8	0.3
Total Other Comprehensive Income	0.4	0.5	0.8	0.3
Total Comprehensive Income	22.1	17.4	65.9	81.7
Net Loss Attributable to Non-Controlling Interest	(6.2)	(3.2)	(14.6)	(5.0)
Total Comprehensive Income Attributable to ALLETE	$28.3	$20.6	$80.5	$86.7
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2021	2020
Millions
Operating Activities
Net Income	$65.1	$81.4
AFUDC – Equity	(1.1)	(1.4)
Income from Equity Investments – Net of Dividends	1.1	(2.2)
Realized and Unrealized (Gain) Loss on Investments and Property, Plant and Equipment	(0.7)	1.1
Depreciation Expense	115.8	107.9
Amortization of PSAs	(5.7)	(5.6)
Amortization of Other Intangible Assets and Other Assets	5.1	4.6
Deferred Income Tax Benefit	(14.4)	(22.3)
Share-Based and ESOP Compensation Expense	3.1	3.1
Defined Benefit Pension and Postretirement Benefit Expense	2.2	—
Provision for Interim Rate Refund	—	11.7
Payments for Tax Reform Refund	—	(0.1)
Bad Debt Expense	0.6	1.1
Changes in Operating Assets and Liabilities
Accounts Receivable	5.7	9.5
Inventories	(13.9)	(9.3)
Prepayments and Other	1.7	3.3
Accounts Payable	(1.2)	(11.6)
Other Current Liabilities	(13.0)	(8.5)
Cash Contributions to Defined Benefit Pension Plans	(10.3)	(10.7)
Changes in Regulatory and Other Non-Current Assets	(25.6)	(16.8)
Changes in Regulatory and Other Non-Current Liabilities	(8.8)	8.1
Cash from Operating Activities	105.7	143.3
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.6	2.1
Payments for Purchase of Available-for-sale Securities	(2.0)	(2.3)
Payments for Equity Method Investments	(17.1)	(66.6)
Additions to Property, Plant and Equipment	(293.4)	(419.9)
Other Investing Activities	4.2	0.5
Cash for Investing Activities	(305.7)	(486.2)
Financing Activities
Proceeds from Issuance of Common Stock	10.1	7.9
Proceeds from Issuance of Short-Term and Long-Term Debt	379.0	297.4
Repayments of Short-Term and Long-Term Debt	(149.3)	(20.9)
Proceeds from Non-Controlling Interest in Subsidiaries	28.9	67.8
Dividends on Common Stock	(65.7)	(63.9)
Other Financing Activities	(0.9)	(0.5)
Cash from Financing Activities	202.1	287.8
Change in Cash, Cash Equivalents and Restricted Cash	2.1	(55.1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	65.2	92.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$67.3	$37.4
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,467.6	$1,441.7	$1,460.9	$1,436.7
Common Stock Issued	6.5	6.0	13.2	11.0
Balance, End of Period	1,474.1	1,447.7	1,474.1	1,447.7

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(30.7)	(23.8)	(31.1)	(23.6)
Other Comprehensive Income - Net of Income Taxes
Unrealized Gain on Debt Securities	—	0.4	—	—
Defined Benefit Pension and Other Postretirement Plans	0.4	0.1	0.8	0.3
Balance, End of Period	(30.3)	(23.3)	(30.3)	(23.3)

Retained Earnings
Balance, Beginning of Period	883.8	853.2	864.8	818.8
Net Income Attributable to ALLETE	27.9	20.1	79.7	86.4
Common Stock Dividends	(32.9)	(32.0)	(65.7)	(63.9)
Balance, End of Period	878.8	841.3	878.8	841.3

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	525.7	101.9	505.6	103.7
Proceeds from Non-Controlling Interest in Subsidiaries	—	67.8	28.9	67.8
Net Loss Attributable to Non-Controlling Interest	(6.2)	(3.2)	(14.6)	(5.0)
Distributions to Non-Controlling Interest	(0.2)	—	(0.6)	—
Balance, End of Period	519.3	166.5	519.3	166.5

Total Equity	$2,841.9	$2,432.2	$2,841.9	$2,432.2

Dividends Per Share of Common Stock	$0.63	$0.6175	$1.26	$1.235
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2020, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2021, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes included in our 2020 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2021, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Millions
Cash and Cash Equivalents	$62.5	$44.3	$25.7	$69.3
Restricted Cash included in Prepayments and Other	1.6	0.8	7.3	2.8
Restricted Cash included in Other Non-Current Assets	3.2	20.1	4.4	20.4
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$67.3	$65.2	$37.4	$92.5

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2021	December 31, 2020
Millions
Fuel (a)	$17.2	$23.1
Materials and Supplies	53.7	51.1
Construction of Wind Energy Facilities (b)	17.2	—
Total Inventories – Net	$88.1	$74.2
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b) Project costs related to ALLETE Clean Energy’s Northern Wind and Red Barn wind projects which are expected be sold in late 2022. (See Outlook – ALLETE Clean Energy.)
ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2021	December 31, 2020
Millions
Contract Assets (a)	$24.1	$25.5
Operating Lease Right-of-use Assets	18.9	22.4
ALLETE Properties	18.3	18.2
Restricted Cash	3.2	20.1
Other Postretirement Benefit Plans	35.2	34.2
Other	83.0	86.4
Total Other Non-Current Assets	$182.7	$206.8
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2021	December 31, 2020
Millions
PSAs	$12.6	$12.5
Fuel Adjustment Clause	3.7	3.7
Operating Lease Liabilities	5.6	5.9
Other	38.5	44.6
Total Other Current Liabilities	$60.4	$66.7

Other Non-Current Liabilities	June 30, 2021	December 31, 2020
Millions
Asset Retirement Obligation (a)	$170.6	$166.6
PSAs	45.8	52.1
Operating Lease Liabilities	13.4	16.5
Other	47.2	50.1
Total Other Non-Current Liabilities	$277.0	$285.3
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $25.0 million in Other Non-Current Assets on the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020.

Other Income
Six Months Ended June 30,	2021	2020
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$2.8	$4.8
Interest and Investment Income (Loss)	1.8	(0.5)
AFUDC - Equity	1.1	1.4
Other	(0.6)	0.5
Total Other Income	$5.1	$6.2
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2021	2020
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$33.8	$30.9
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(8.8)	$(67.5)
Capitalized Asset Retirement Costs	$3.5	$2.1
AFUDC–Equity	$1.1	$1.4

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries on the Consolidated Balance Sheet and net loss attributable to non-controlling interest on the Consolidated Statement of Income represent the portion of equity ownership and earnings, respectively, of subsidiaries that are not attributable to equity holders of ALLETE. These amounts are primarily related to the tax equity financing structures for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak and 303 MW Diamond Spring wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2020 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $22.1 million for the six months ended June 30, 2021 ($14.9 million for the six months ended June 30, 2020).

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Solar Cost Recovery Rider. In June 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard, which was approved by the MPUC in an order dated April 20, 2021. New customer billing rates for the solar cost recovery rider were implemented on June 1, 2021.

Electric Vehicle Charging Infrastructure Petition. On April 8, 2021, Minnesota Power filed a petition seeking approval to install and own DC fast charger stations for electric vehicles across its service territory, implement accompanying rates for those stations, and track and recover investments and expenses for the project.

COVID-19 Related Deferred Accounting. In an order dated March 24, 2020, the PSCW authorized public utilities, including SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of the COVID-19 pandemic, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding. In an order dated May 22, 2020, the MPUC approved the joint petition requiring the joint petitioners to track cost and revenue impacts resulting from the COVID-19 pandemic with review for recovery in a future rate proceeding. As of June 30, 2021, Minnesota Power has not deferred any costs or lost revenue, and SWL&P has deferred an immaterial amount of costs.

Minnesota Power submitted a petition in November 2020 to the MPUC requesting authority to track and record as a regulatory asset lost large industrial customer revenue resulting from the idling of USS Corporation’s Keetac plant and Verso Corporation’s paper mill in Duluth, Minnesota. Keetac and Verso Corporation represent revenue of approximately $30 million annually, net of associated expense savings such as fuel costs. Minnesota Power proposed in this petition to defer any lost revenue related to the idling of the Keetac facility and the Verso Corporation paper mill to its next general rate case or other proceeding for review for recovery by the MPUC. In an order dated May 13, 2021, the MPUC denied Minnesota Power’s request.

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

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in early 2022.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication and other affiliated-interest agreements for NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision. On April 21, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeal’s decision by ruling that the MPUC is not required to conduct a review under the Minnesota Environmental Policy Act before approving affiliated-interest agreements that govern construction and operation of a Wisconsin power plant by a Minnesota utility, and remanded the case back to the Minnesota Court of Appeals for review of remaining issues on appeal. In January 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing in January 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through June 30, 2021, is approximately $15 million.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Regulatory Assets and Liabilities (Continued)

Regulatory Assets and Liabilities	June 30, 2021	December 31, 2020
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$252.0	$259.7
Income Taxes	109.4	113.7
Cost Recovery Riders	63.2	54.0
Asset Retirement Obligations	31.4	31.6
Manufactured Gas Plant	6.0	8.8
Fuel Adjustment Clause	18.3	—
PPACA Income Tax Deferral	4.5	4.5
Boswell Units 1 and 2 Net Plant and Equipment	2.2	5.0
Other	4.9	3.6
Total Non-Current Regulatory Assets	$491.9	$480.9

Current Regulatory Liabilities (a)
Fuel Adjustment Clause	$3.7	$3.7
Transmission Formula Rates Refund	2.4	2.9
Other	0.1	1.0
Total Current Regulatory Liabilities	6.2	7.6
Non-Current Regulatory Liabilities
Income Taxes	364.5	375.3
Wholesale and Retail Contra AFUDC	85.1	86.6
Plant Removal Obligations	45.5	41.2
Defined Benefit Pension and Other Postretirement Benefit Plans	2.4	4.4
North Dakota Investment Tax Credits	12.4	12.0
Conservation Improvement Program	1.3	1.5
Other	3.7	3.8
Total Non-Current Regulatory Liabilities	514.9	524.8
Total Regulatory Liabilities	$521.1	$532.4
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

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2020	$149.0
Equity in ATC Earnings	10.5
Distributed ATC Earnings	(8.5)
Amortization of the Remeasurement of Deferred Income Taxes	0.6
Equity Investment Balance as of June 30, 2021	$151.6

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 2020 FERC order that granted rehearing of a 2019 FERC order.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 3. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2020	$152.2
Cash Investments	17.1
Equity in Nobles 2 Earnings (a)	(0.6)
Distributed Nobles 2 Earnings	(2.5)
Equity Investment Balance as of June 30, 2021	$166.2
(a)The Company also recorded net loss attributable to non-controlling interest of $3.4 million related to its investment in Nobles 2.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021, and December 31, 2020. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of June 30, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$9.1	—	—	$9.1
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$8.5	—	8.5
Cash Equivalents	1.9	—	—	1.9
Total Fair Value of Assets	$11.0	$8.5	—	$19.5

Liabilities
Deferred Compensation (c)	—	$22.1	—	$22.1
Total Fair Value of Liabilities	—	$22.1	—	$22.1
Total Net Fair Value of Assets (Liabilities)	$11.0	$(13.6)	—	$(2.6)

	Fair Value as of December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.2	—	—	$7.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$10.4	—	10.4
Cash Equivalents	5.5	—	—	5.5
Total Fair Value of Assets	$12.7	$10.4	—	$23.1

Liabilities
Deferred Compensation (c)	—	$21.0	—	$21.0
Total Fair Value of Liabilities	—	$21.0	—	$21.0
Total Net Fair Value of Assets (Liabilities)	$12.7	$(10.6)	—	$2.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of June 30, 2021, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.0 million, in one year to less than three years was $2.6 million, in three years to less than five years was $3.6 million and in five or more years was $0.3 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
June 30, 2021	$2,036.1	$2,271.7
December 31, 2020	$1,806.4	$2,122.0
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2021, and the year ended December 31, 2020, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices could result in a future impairment.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2021, and December 31, 2020:

June 30, 2021	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$362.8	$(0.2)	$362.6
Long-Term Debt	1,673.3	(8.7)	1,664.6
Total Debt	$2,036.1	$(8.9)	$2,027.2

December 31, 2020	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$204.0	$(0.3)	$203.7
Long-Term Debt	1,602.4	(9.2)	1,593.2
Total Debt	$1,806.4	$(9.5)	$1,796.9

We had $18.7 million outstanding in standby letters of credit and $63.8 million outstanding draws under our lines of credit as of June 30, 2021 ($22.3 million in standby letters of credit and no outstanding draws as of December 31, 2020).

On March 25, 2021, ALLETE entered into a $150 million unsecured term loan agreement (Term Loan) of which we have borrowed the full amount as of June 30, 2021. An additional draw of $35 million through the exercise of an accordion feature was made during the second quarter of 2021. The Term Loan is due March 24, 2022, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.75 percent. Proceeds from the Term Loan were used for general corporate purposes.

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

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2021, our ratio was approximately 0.43 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2021, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Square Butte PPA. As of June 30, 2021, Square Butte had total debt outstanding of $261.2 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2021, was $39.8 million ($40.8 million for the same period in 2020). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.9 million ($3.7 million for the same period in 2020). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOX and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The EPA’s CSAPR Update Rule issued on March 15, 2021 to revise the 2016 CSAPR Update does not apply to the state of Minnesota and is therefore not currently projected to affect Minnesota Power’s CSAPR compliance. The State of Minnesota has not been identified in litigation as a culpable upwind emission source to downwind states, and previous EPA air quality modeling has demonstrated that Minnesota is not a significant contributor to downwind air quality attainment challenges. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. On June 10, 2021, the EPA announced it will reconsider the December 2020 final rule retaining the 2012 NAAQS, with a proposed rulemaking anticipated in mid-2022. The EPA has not stated its intent with regard to the 2020 Ozone NAAQS rule finalized in December 2020.

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

On January 19, 2021, the D.C. Circuit issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal. The EPA has indicated that it is working on a new set of emission guidelines to establish a Best System of Emissions Reduction for existing fossil fuel-fired electric generating units to direct states in regulating GHGs within their borders; however, no timeline has been disclosed. Minnesota Power will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsidered the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule sets technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2025, or December 31, 2028, in some specific cases. The rule also establishes new subcategories for retiring high-flow and low-utilization units, and establishes a voluntary incentives program for FGD wastewater.

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

Under the new ELG rule, most bottom ash transport water discharge to surface waters must cease no later than December 31, 2025, except for small discharges needed to retain water balance. The majority of bottom ash transport water will either need to be re-used in a closed-loop process or routed to a FGD scrubber. At Boswell, the bottom ash handling systems are planned to be converted to a dry process, which will eliminate the discharge of bottom ash transport water.

The EPA’s additional reconsideration of legacy wastewater discharge requirements has the potential to reduce timelines for dewatering Boswell’s existing ponds. The timing of a draft rule addressing legacy wastewater and leachate is currently unknown. Additionally, in accordance with Executive Order 13990, the EPA has also announced it is reviewing the October 2020 ELG Rule for potential revisions, but has not disclosed a timeframe for any additional or replacement rulemaking.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Permitted Water Discharges – Sulfate. In 2017, the MPCA released a draft water quality standard in an attempt to update Minnesota’s existing 10 mg/L sulfate limit for waters used for the production of wild rice with the proposed rulemaking heard before an administrative law judge (ALJ). In 2018, the ALJ rejected significant portions of the proposed rulemaking and the MPCA subsequently withdrew the rulemaking. The existing 10 mg/L limit remains in place, but the MPCA is currently prohibited under state law from listing wild rice waters as impaired or requiring sulfate reduction technology.

In April 2021, the MPCA’s proposed list of impaired waters submitted pursuant to the Clean Water Act was partially rejected by the EPA due to the absence of wild rice waters listed for sulfate impairment. The EPA subsequently proposed a list of 30 wild rice waters in a separate listing process on April 29, 2021, with a public comment period extended through June 30, 2021. A final impaired waters listing is expected to follow the public comment period, which could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time we are unable to determine the specific impacts these developments may have on Minnesota Power operations, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to be incurred primarily over the next 15 years and be between approximately $65 million and $120 million. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Part A Rule, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021, which tolls forward if the EPA does not make a determination on a variance application by that date. Minnesota Power sought EPA approval to extend the closure date for the two active Boswell impoundments in November 2020 through a variance application, and continues to operate the impoundments pending a final determination by the EPA. Additionally, the EPA released a proposed Part B rulemaking in February 2020 that addressed options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Portions of the Part B Rule addressing alternative liner equivalency standards were finalized in November 2020. According to the EPA’s current regulatory agenda, the remainder of the proposed Part B Rule is expected to be finalized in mid-2021. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. In January 2021, SWL&P submitted a final remedial actions options report to the WDNR with remedial site design expected to be completed in 2021. As of June 30, 2021, we have recorded a liability of approximately $7 million for remediation costs at this site (approximately $7 million as of December 31, 2020); however, SWL&P continues to work with the WDNR on the extent of contamination which may result in additional remediation costs being identified. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of June 30, 2021, we had $113.4 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of June 30, 2021, we had $28.8 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO and a state agency as well as energy facilities under development.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of June 30, 2021, ALLETE Clean Energy has $70.8 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of June 30, 2021, ALLETE South Wind has $13.8 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

BNI Energy. As of June 30, 2021, BNI Energy had surety bonds outstanding of $71.2 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $70.7 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of June 30, 2021, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of June 30, 2021, we owned 48 percent of the assessable land in the Town Center District (48 percent as of December 31, 2020). As of June 30, 2021, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.8 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

		2021			2020
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$27.9		$27.9	$20.1		$20.1
Average Common Shares	52.2	0.1	52.3	51.8	0.1	51.9
Earnings Per Share	$0.53		$0.53	$0.39		$0.39
Six Months Ended June 30,
Net Income Attributable to ALLETE	$79.7		$79.7	$86.4		$86.4
Average Common Shares	52.2	—	52.2	51.8	—	51.8
Earnings Per Share	$1.53		$1.53	$1.67		$1.67

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	—	—	—	—
Total Current Income Tax Expense	—	—	—	—
Deferred Income Tax Expense (Benefit)
Federal (b)	$(6.4)	$(8.6)	$(20.5)	$(26.2)
State	2.5	0.2	6.4	4.2
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.3)	(0.3)
Total Deferred Income Tax Benefit	$(4.0)	$(8.5)	$(14.4)	$(22.3)
Total Income Tax Benefit	$(4.0)	$(8.5)	$(14.4)	$(22.3)
(a)For each of the six months ended June 30, 2021 and 2020, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For each of the six months ended June 30, 2021 and 2020, the federal income tax benefit is primarily due to production tax credits.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2021	2020	2021	2020
Millions
Income Before Income Taxes	$17.7	$8.4	$50.7	$59.1
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$3.7	$1.7	$10.6	$12.4
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	2.0	0.1	5.1	3.3
Production Tax Credits	(8.5)	(9.6)	(27.1)	(33.4)
Regulatory Differences – Excess Deferred Tax	(1.4)	(0.9)	(4.6)	(5.3)
Non-Controlling Interest in Subsidiaries	1.3	0.7	3.1	1.1
Share-Based Compensation	—	—	0.5	(0.1)
Other	(1.1)	(0.5)	(2.0)	(0.3)
Total Income Tax Benefit	$(4.0)	$(8.5)	$(14.4)	$(22.3)

For the six months ended June 30, 2021, the effective tax rate was a benefit of 28.4 percent (benefit of 37.8 percent for the six months ended June 30, 2020). The effective tax rate for 2021 and 2020 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of June 30, 2021, we had gross unrecognized tax benefits of $1.5 million ($1.4 million as of December 31, 2020). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2017, or state examination for years before 2016.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2021	2020	2021	2020
Millions
Quarter Ended June 30,
Service Cost	$2.8	$2.7	$0.9	$0.9
Non-Service Cost Components (a)
Interest Cost	6.2	7.0	1.1	1.2
Expected Return on Plan Assets	(10.9)	(10.7)	(2.5)	(2.4)
Amortization of Prior Service Credits	(0.1)	(0.1)	(1.9)	(2.0)
Amortization of Net Loss	4.7	3.2	0.8	0.2
Net Periodic Benefit Cost (Credit)	$2.7	$2.1	$(1.6)	$(2.1)

Six Months Ended June 30,
Service Cost	$5.5	$5.3	$1.8	$1.7
Non-Service Cost Components (a)
Interest Cost	12.3	14.0	2.2	2.5
Expected Return on Plan Assets	(21.7)	(21.4)	(4.9)	(4.9)
Amortization of Prior Service Credits	(0.1)	(0.1)	(3.8)	(4.0)
Amortization of Net Loss	9.4	6.4	1.5	0.5
Net Periodic Benefit Cost (Credit)	$5.4	$4.2	$(3.2)	$(4.2)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2021, we contributed $10.3 million in cash to the defined benefit pension plans ($10.7 million for the six months ended June 30, 2020); we do not expect to make additional contributions to our defined benefit pension plans in 2021. For the six months ended June 30, 2021 and 2020, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2021.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Millions
Operating Revenue
Regulated Operations
Residential	$35.4	$27.4	$81.0	$68.3
Commercial	40.7	28.8	80.4	66.1
Municipal	11.5	9.0	24.1	19.3
Industrial	139.1	88.0	268.1	206.8
Other Power Suppliers	37.3	27.4	75.7	65.7
Other	26.4	20.2	54.1	39.9
Total Regulated Operations	290.4	200.8	583.4	466.1

ALLETE Clean Energy
Long-term PSA	18.7	14.8	36.8	32.1
Other	2.9	2.8	5.7	5.6
Total ALLETE Clean Energy	21.6	17.6	42.5	37.7

Corporate and Other
Long-term Contract	21.4	22.5	43.1	44.9
Other	2.2	2.3	5.8	6.1
Total Corporate and Other	23.6	24.8	48.9	51.0
Total Operating Revenue	$335.6	$243.2	$674.8	$554.8
Net Income Attributable to ALLETE
Regulated Operations	$21.5	$11.1	$66.5	$68.6

ALLETE Clean Energy	5.1	4.0	12.5	15.7

Corporate and Other	1.3	5.0	0.7	2.1
Total Net Income Attributable to ALLETE	$27.9	$20.1	$79.7	$86.4

	June 30, 2021	December 31, 2020
Millions
Assets
Regulated Operations	$4,200.1	$4,196.8

ALLETE Clean Energy	1,653.5	1,483.3

Corporate and Other	439.7	404.5
Total Assets	$6,293.3	$6,084.6
ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

The COVID-19 pandemic has had widespread impacts on the global economy and on our employees, customers, contractors, and suppliers. Additional disclosures regarding the impacts of the COVID-19 pandemic are located in our 2020 Form 10-K located in Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load, Liquidity and Capital Resources – Liquidity Position and Part I, Item 1A. Risk Factors.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2021, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2021, to the six months ended June 30, 2020.

Net income attributable to ALLETE for the six months ended June 30, 2021, was $79.7 million, or $1.53 per diluted share, compared to $86.4 million, or $1.67 per diluted share, for the same period in 2020. Net income in 2021 included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. This winter storm event caused volatility in power prices in the regional power market resulting in losses being incurred under one of the facility’s power sales agreements during portions of the winter storm event. Net income in 2020 included margins of $10.2 million after-tax, or $0.20 per share, in Regulated Operations for sales under a 100 MW PSA which expired in April 2020. Net income in 2020 also included reserves for interim rates of $8.3 million after-tax, or $0.16 per share, for the refund of interim rates collected between January 1, 2020 and April 30, 2020.

Regulated Operations net income attributable to ALLETE was $66.5 million for the six months ended June 30, 2021, compared to $68.6 million for the same period in 2020. Net income at Minnesota Power was lower than 2020 primarily due to: lower margins from Other Power Suppliers resulting from the expiration of a PSA; and higher operating and maintenance, property tax and depreciation expenses. These negative impacts were partially offset by increased earnings related to the GNTL; higher kWh sales to residential, commercial, and municipal customers; and the timing of income taxes. Net income in 2020 also included reserves for interim rates of $8.3 million after-tax for the refund of interim rates collected between January 1, 2020 and April 30, 2020. Net income at SWL&P was similar to 2020. Our after-tax equity earnings in ATC were lower compared to 2020 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2020.
ALLETE Clean Energy net income attributable to ALLETE was $12.5 million for the six months ended June 30, 2021, compared to $15.7 million for the same period in 2020. Net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021 as well as a lower wind resources at other wind energy facilities.

Corporate and Other net income attributable to ALLETE was $0.7 million for the six months ended June 30, 2021, compared to net income of $2.1 million for the same period in 2020. Net income in 2021 included higher interest and income tax expenses, partially offset by earnings from our investment in Nobles 2 which commenced operations in December 2020.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2021 AND 2020

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2021	2020
Millions
Operating Revenue – Utility	$290.4	$200.8
Fuel, Purchased Power and Gas – Utility	128.9	69.3
Transmission Services – Utility	19.2	16.4
Operating and Maintenance	55.3	48.0
Depreciation and Amortization	42.6	41.9
Taxes Other than Income Taxes	15.9	13.3
Operating Income	28.5	11.9
Interest Expense	(14.4)	(14.7)
Equity Earnings	5.2	6.4
Other Income	0.7	3.3
Income Before Income Taxes	20.0	6.9
Income Tax Benefit	(1.5)	(4.2)
Net Income Attributable to ALLETE	$21.5	$11.1

Operating Revenue – Utility increased $89.6 million from 2020 primarily due to higher fuel adjustment clause recoveries, higher kWh sales, higher cost recovery rider revenue and increased transmission revenue related to the GNTL. Revenue in 2020 also included reserves for the refund of interim rates collected between January 1, 2020 and April 30, 2020.

Fuel adjustment clause revenue increased $38.6 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Revenue from kWh sales increased $19.7 million from 2020 reflecting higher sales to residential, commercial, industrial and municipal customers as well as other power suppliers. These increases were partially offset by lower revenue related to the expiration of a 100 MW PSA in April 2020. Sales to commercial and industrial customers increased primarily due to improving business conditions related to the COVID-19 pandemic and its impact on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the second quarter of 2020 as a result of the COVID-19 pandemic and related governmental responses while business conditions have improved in 2021. These higher sales to commercial and industrial customers were partially offset by lower sales to Verso Corporation which indefinitely idled its paper mill in Duluth, Minnesota, beginning in June 2020. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to residential and municipal customers increased from 2020 primarily due to warmer weather in the second quarter of 2021 compared to 2020. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased primarily due to additional kWh sales made to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Quarter Ended June 30,	2021	2020	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	247	246	1	0.4%
Commercial	317	286	31	10.8%
Industrial	1,775	1,235	540	43.7%
Municipal	138	131	7	5.3%
Total Retail and Municipal	2,477	1,898	579	30.5%
Other Power Suppliers	1,194	706	488	69.1%
Total Regulated Utility Kilowatt-hours Sold	3,671	2,604	1,067	41.0%

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2021 AND 2020 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite customers accounted for 34 percent of regulated operating revenue in 2021 (28 percent in 2020). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2021 (7 percent in 2020). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2021 (9 percent in 2020).

Revenue in 2020 included reserves of $11.7 million for the refund of interim rates collected between January 1, 2020 and April 30, 2020. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue increased $7.1 million primarily due to fewer production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level below those assumed in Minnesota Power’s base rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Transmission revenue related to GNTL increased $5.5 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020.

Operating Expenses increased $73.0 million, or 39 percent, from 2020.

Fuel, Purchased Power and Gas – Utility expense increased $59.6 million, or 86 percent, from 2020 primarily due to higher kWh sales and higher purchased power prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $2.8 million, or 17 percent, from 2020 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $7.3 million, or 15 percent, from 2020 primarily due to an increase in contract and professional services for planned maintenance at generation facilities and higher vegetation management expenses. In addition, 2021 included higher labor and benefit expenses as well as increased conservation improvement program expenses as compared to 2020.

Taxes Other than Income Taxes increased $2.6 million, or 20 percent, from 2020 primarily due to higher property tax expense resulting from the GNTL being placed into service in June 2020.

Equity Earnings decreased $1.2 million, or 19 percent, from 2020 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2020.

Income Tax Benefit decreased $2.7 million from 2020 primarily due to lower production tax credits and higher pre-tax income, partially offset by the timing of income taxes in 2021 compared to 2020. The income tax benefit in 2020 included additional income tax expense recorded in 2020 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

We expect our annual effective tax rate in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2021 AND 2020 (Continued)

ALLETE Clean Energy

Quarter Ended June 30,	2021	2020
Millions
Operating Revenue
Contracts with Customers – Non-utility	$18.7	$14.8
Other – Non-utility (a)	2.9	2.8
Operating and Maintenance	9.2	7.8
Depreciation and Amortization	12.2	8.9
Taxes and Other	1.6	0.9
Operating Income (Loss)	(1.4)	—
Interest Expense	(0.4)	(0.5)
Other Income	0.1	—
Loss Before Income Taxes	(1.7)	(0.5)
Income Tax Benefit	(2.6)	(1.3)
Net Income	0.9	0.8
Net Loss Attributable to Non-Controlling Interest	(4.2)	(3.2)
Net Income Attributable to ALLETE	$5.1	$4.0
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $4.0 million, or 23 percent, from 2020 primarily due to revenue from the Diamond Spring wind energy facility which commenced operations in December 2020.

	Quarter Ended June 30,
	2021		2020
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	47.9	$4.3	57.1	$5.1
Midwest	221.5	8.1	207.4	7.7
South	237.4	4.2	—	—
West	167.7	5.0	202.5	4.8
Total Production and Operating Revenue	674.5	$21.6	467.0	$17.6

Operating and Maintenance expense increased $1.4 million, or 18 percent, from 2020 primarily due to operating and maintenance expenses related to the Diamond Spring wind energy facility.

Depreciation and Amortization expense increased $3.3 million, or 37 percent, from 2020 primarily due to additional property, plant and equipment in service related to the Diamond Spring wind energy facility.

Income Tax Benefit increased $1.3 million from 2020 primarily due to the timing of income taxes in 2021 compared to 2020. The income tax benefit in 2021 included additional income tax benefit recorded as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

Net Loss Attributable to Non-Controlling Interest increased $1.0 million from 2020 reflecting net losses attributable to non-controlling interest for the Diamond Spring wind energy facility.

Corporate and Other

Operating Revenue decreased $1.2 million, or 5 percent, from 2020 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2021 compared to 2020.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2021 AND 2020 (Continued)
Corporate and Other (Continued)

Net Income Attributable to ALLETE decreased $3.7 million from 2020 primarily due to lower earnings from marketable equity securities held in benefit trusts as well as additional income tax expense recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. These decreases were partially offset by earnings from our investment in Nobles 2 which commenced operations in December 2020. Net income at BNI Energy was $1.8 million in 2021 compared to $2.5 million in 2020 reflecting lower earnings from marketable equity securities held in benefit trusts in 2021. The net loss at ALLETE Properties was $0.4 million in 2021 compared to a net loss of $0.5 million in 2020.

Income Taxes – Consolidated

For the quarter ended June 30, 2021, the effective tax rate was a benefit of 22.6 percent (benefit of 102.4 percent for the quarter ended June 30, 2020). The effective tax rate for 2021 was a lower benefit primarily due to lower production tax credits.

We expect our annual effective tax rate in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2021	2020
Millions
Operating Revenue – Utility	$583.4	$466.1
Fuel, Purchased Power and Gas – Utility	249.3	158.3
Transmission Services – Utility	36.9	34.9
Operating and Maintenance	105.7	97.3
Depreciation and Amortization	85.6	83.6
Taxes Other than Income Taxes	31.6	24.6
Operating Income	74.3	67.4
Interest Expense	(28.6)	(29.3)
Equity Earnings	10.5	11.6
Other Income	3.1	6.7
Income Before Income Taxes	59.3	56.4
Income Tax Benefit	(7.2)	(12.2)
Net Income Attributable to ALLETE	$66.5	$68.6

Operating Revenue – Utility increased $117.3 million from 2020 primarily due to higher fuel adjustment clause recoveries, higher kWh sales, increased transmission revenue related to the GNTL, higher cost recovery rider revenue, higher FERC formula-based rates and increased gas sales. Revenue in 2020 also included reserves for the refund of interim rates collected between January 1, 2020 and April 30, 2020.

Fuel adjustment clause revenue increased $56.2 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Continued)
Regulated Operations (Continued)

Revenue from kWh sales increased $19.1 million from 2020 reflecting higher sales to residential, commercial, industrial and municipal customers as well as other power suppliers. These increases were partially offset by lower revenue related to the expiration of a 100 MW PSA in April 2020. Sales to commercial and industrial customers increased primarily due to improving business conditions related to the COVID-19 pandemic and its impact on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during 2020 as a result of the COVID-19 pandemic and related governmental responses while business conditions have improved in 2021. These higher sales to commercial and industrial customers were partially offset by lower sales and demand revenue from Verso Corporation which indefinitely idled its paper mill in Duluth, Minnesota, beginning in June 2020. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to residential and municipal customers increased from 2020 primarily due to more favorable weather conditions in 2021 compared to 2020. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased primarily due to additional kWh sales made to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Six Months Ended June 30,	2021	2020	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	578	567	11	1.9%
Commercial	658	638	20	3.1%
Industrial	3,573	3,137	436	13.9%
Municipal	298	287	11	3.8%
Total Retail and Municipal	5,107	4,629	478	10.3%
Other Power Suppliers	2,442	1,528	914	59.8%
Total Regulated Utility Kilowatt-hours Sold	7,549	6,157	1,392	22.6%

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2021 (29 percent in 2020). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 4 percent of regulated operating revenue in 2021 (6 percent in 2020). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2021 (9 percent in 2020).

Revenue in 2020 included reserves of $11.7 million for the refund of interim rates collected between January 1, 2020 and April 30, 2020. (See Note 2. Regulatory Matters.)

Transmission revenue related to GNTL increased $13.9 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020 and additional expenditures for property, plant and equipment.

Cost recovery rider revenue increased $7.2 million primarily due to fewer production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level below those assumed in Minnesota Power’s base rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Revenue from wholesale customers under FERC formula-based rates increased $3.2 million primarily due to higher rates.

Gas sales at SWL&P increased $2.8 million as a result of colder weather in the first quarter of 2021 and higher gas prices in 2021 compared to 2020. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses increased $110.4 million, or 28 percent, from 2020.

Fuel, Purchased Power and Gas – Utility expense increased $91.0 million, or 57 percent, from 2020 primarily due to higher purchased power prices, kWh sales and fuel costs as well as increased gas sales and higher gas prices at SWL&P. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Continued)
Regulated Operations (Continued)

Transmission Services – Utility expense increased $2.0 million, or 6 percent, from 2020 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $8.4 million, or 9 percent, from 2020 primarily due to an increase in contract and professional services for planned maintenance at generation facilities and higher vegetation management expenses. In addition, 2021 included higher labor and benefit expenses as compared to 2020.

Depreciation and Amortization expense increased $2.0 million, or 2 percent, from 2020 primarily due to additional property, plant and equipment in service resulting from the GNTL being placed into service in June 2020.

Taxes Other than Income Taxes increased $7.0 million, or 28 percent, from 2020 primarily due to higher property tax expense resulting from the GNTL being placed into service in June 2020.

Equity Earnings decreased $1.1 million, or 9 percent, from 2020 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2020.

Income Tax Benefit decreased $5.0 million from 2020 primarily due to lower production tax credits, partially offset by the timing of income taxes in 2021 compared to 2020. The income tax benefit in 2021 included additional income tax benefit recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

We expect the annual effective tax rate for Regulated Operations in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits.

ALLETE Clean Energy

Six Months Ended June 30,	2021	2020
Millions
Operating Revenue
Contracts with Customers – Non-utility	$36.8	$32.1
Other – Non-utility (a)	5.7	5.6
Operating and Maintenance	21.4	16.0
Depreciation and Amortization	24.3	17.1
Taxes Other than Income Taxes	3.5	1.6
Operating Income (Loss)	(6.7)	3.0
Interest Expense	(0.8)	(1.0)
Other Income	0.3	0.2
Income (Loss) Before Income Taxes	(7.2)	2.2
Income Tax Benefit	(8.5)	(8.5)
Net Income	1.3	10.7
Net Loss Attributable to Non-Controlling Interest	(11.2)	(5.0)
Net Income Attributable to ALLETE	$12.5	$15.7
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $4.8 million, or 13 percent, from 2020 primarily due to revenue from the South Peak and Diamond Spring wind energy facilities which commenced operations in April 2020 and December 2020, respectively, partially offset by the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (Continued)
ALLETE Clean Energy (Continued)

	Six Months Ended June 30,
	2021		2020
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	127.3	$11.5	135.7	$12.2
Midwest	461.6	16.5	451.8	16.2
South	513.8	3.4	—	—
West	389.5	11.1	344.3	9.3
Total Production and Operating Revenue	1,492.2	$42.5	931.8	$37.7

Operating and Maintenance expense increased $5.4 million, or 34 percent, from 2020 primarily due to operating and maintenance expenses related to the South Peak and Diamond Spring wind energy facilities.

Depreciation and Amortization expense increased $7.2 million, or 42 percent, from 2020 primarily due to additional property, plant and equipment in service related to the South Peak and Diamond Spring wind energy facilities.

Taxes Other than Income Taxes increased $1.9 million from 2020 primarily due to higher property tax expense related to the South Peak and Diamond Spring wind energy facilities.

Net Loss Attributable to Non-Controlling Interest increased $6.2 million from 2020 primarily due to net losses attributable to non-controlling interest for the Diamond Spring wind energy facility.

Corporate and Other

Operating Revenue decreased $2.1 million, or 4 percent, from 2020 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2021 compared to 2020 as well as lower land sales at ALLETE Properties.

Net Income Attributable to ALLETE was $0.7 million in 2021 compared to net income of $2.1 million in 2020. Net income in 2021 included higher interest and income tax expenses, partially offset by earnings from our investment in Nobles 2 which commenced operations in December 2020. Net income at BNI Energy was $3.4 million in 2021 compared to net income of $3.2 million in 2020. The net loss at ALLETE Properties was $1.0 million in 2021 and in 2020.

Income Taxes – Consolidated

For the six months ended June 30, 2021, the effective tax rate was a benefit of 28.4 percent (benefit of 37.8 percent for the six months ended June 30, 2020). The effective tax rate for 2021 was a lower benefit primarily due to higher non-controlling interest and lower production tax credits.

We expect our annual effective tax rate in 2021 to be a lower benefit as compared to 2020 primarily due to higher pre-tax income. The effective rate deviated from the combined statutory rate of approximately 28 percent primarily due to higher non-controlling interest and lower production tax credits. (See Note 8. Income Tax Expense.)

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Portions of our ALLETE Clean Energy business are experiencing return pressures that are impacting our earnings per share growth from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. In response to these market pressures, we are actively evaluating additional growth opportunities to deliver more comprehensive clean energy solutions for customers at ALLETE Clean Energy, which may include solar, storage solutions, and related energy infrastructure investments and services. We believe that the renewable energy industry is entering a new phase of growth and that we are well-positioned to serve customers and drive future growth at ALLETE. ALLETE Clean Energy will continue to optimize its existing wind energy facility portfolio, seek development of its remaining safe harbor inventory of tax credit qualified turbines, and explore other renewable energy opportunities to expand its service offerings to further enhance its growth and profitability.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2021. Over the next several years, the contribution of ALLETE Clean Energy and our Corporate and Other businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

OUTLOOK (Continued)

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 47 percent of our regulated utility kWh sales in the six months ended June 30, 2021, were made to our industrial customers (51 percent in the six months ended June 30, 2020).

Taconite. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry, which continue to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel production in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. Meeting the demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user both require steel. Historically, less than 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 79 percent of capacity during the first six months of 2021 compared to 68 percent in the first six months of 2020. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected in April 2021 that U.S. steel consumption will increase in 2021 by approximately 8 percent compared to 2020.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Minnesota Sulfate Wild Rice Water Quality Standard. On April 29, 2021, the EPA identified rivers and lakes in Minnesota in which wild rice grows that have sulfate levels that exceed Minnesota’s sulfate limit for wild rice waters. The EPA directed the MPCA to add these rivers and lakes to its list of impaired waters which can be used to set limits in discharge permits for industrial activities such as mining. Minnesota Power’s taconite customers could be adversely impacted if they are required to significantly reduce sulfate discharges.

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

Verso Corporation. In June 2020, Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota (Duluth Mill). Verso Corporation stated the decision was due to the accelerated decline in graphic paper demand resulting from the COVID-19 pandemic and has disclosed it is considering options for the Duluth Mill, including marketing for a sale. On January 29, 2021, Verso Corporation provided notice of termination for its contract effective in January 2025, with no demand charge expected after February 2023 (minimal demand charge through January 2023). On May 17, 2021, Verso Corporation announced the completion of the sale of the Duluth Mill to ST Paper LLC. At that time, ST Paper LLC stated it plans to convert the Duluth Mill to produce tissue.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

PolyMet was issued all necessary permits to construct and operate its new mining operation; however, in early 2020, the Minnesota Court of Appeals reversed decisions granting PolyMet’s permit to mine, dam-safety permits and air permits. PolyMet filed petitions for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decisions. In February 2021, the Minnesota Supreme Court overturned a decision by the Minnesota Court of Appeals that had remanded the air permit back to the MPCA and returned the case to the Minnesota Court of Appeals. On July 19, 2021, the Minnesota Court of Appeals remanded PolyMet’s air permit to the MPCA seeking additional explanation supporting the MPCA’s permitting decision. On March 8, 2021, the U.S. District Court of Minnesota granted an EPA request to conduct a 90-day review of downstream water quality under Section 401(a)(2) of the Clean Water Act. Given the EPA's downstream water quality determination is necessary for PolyMet's federal Section 404 wetlands permit, on March 17, 2021, the U.S Army Corps of Engineers notified PolyMet it had suspended the permit for the duration of the EPA's review. On April 28, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeals decision on the dam-safety permits while also upholding its decision on PolyMet’s permit to mine. The decision requires the DNR to hold a contested case hearing regarding the effectiveness of bentonite clay capping for eventual closure of PolyMet’s planned tailings basin and to also determine a fixed term for the permit to mine. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

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

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply to 70 percent by 2030, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in early 2022.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a 250 MW natural gas capacity dedication and other affiliated-interest agreements for NTEC, a proposed 525 MW to 550 MW combined-cycle natural gas-fired generating facility which will be jointly owned by Dairyland Power Cooperative and a subsidiary of ALLETE. Minnesota Power would purchase approximately 50 percent of the facility's output starting in 2025. In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. The MPUC was ordered to determine whether NTEC may have the potential for significant environmental effects and, if so, to prepare an environmental assessment before reassessing the agreements. On January 22, 2020, Minnesota Power filed a petition for further review with the Minnesota Supreme Court requesting that it review and overturn the Minnesota Court of Appeals decision. On April 21, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeal’s decision by ruling that the MPUC is not required to conduct a review under the Minnesota Environmental Policy Act before approving affiliated-interest agreements that govern construction and operation of a Wisconsin power plant by a Minnesota utility, and remanded the case back to the Minnesota Court of Appeals for review of remaining issues on appeal. In January 2019, an application for a certificate of public convenience and necessity for NTEC was submitted to the PSCW, which was approved by the PSCW at a hearing in January 2020. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which ALLETE’s portion is expected to be approximately $350 million. ALLETE’s portion of NTEC project costs incurred through June 30, 2021, is approximately $15 million.

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

Solar Energy. Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. SWL&P also plans to construct a 470 kW solar array as part of a community solar garden in Superior, Wisconsin, which was approved by the PSCW in October 2020.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

OUTLOOK (Continued)
EnergyForward (Continued)

In June 2020, Minnesota Power filed a proposal with the MPUC to accelerate plans for solar energy with an estimated $40 million investment in approximately 20 MW of solar energy projects in Minnesota which was approved in an order dated June 29, 2021.

Minnesota Power has approval for current cost recovery of investments and expenditures related to compliance with the Minnesota Solar Energy Standard. In June 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard, which were approved by the MPUC at a hearing on April 14, 2021. New customer billing rates for the solar cost recovery rider were implemented on June 1, 2021.

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

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. (See Note 3. Equity Investments.) As of June 30, 2021, our equity investment in ATC was $151.6 million ($149.0 million as of December 31, 2020).

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 2020 FERC order that granted rehearing of a 2019 FERC order.

ATC’s 10-year transmission assessment, which covers the years 2020 through 2029, identifies a need for between $2.9 billion and $3.5 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through capital calls based upon our pro rata ownership interest in ATC.

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
ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Federal production tax credit qualification is important to the economics of project development, and ALLETE Clean Energy has invested in equipment to meet production tax credit safe harbor provisions which provides an opportunity to seek development of its remaining safe harbor production tax credit qualified equipment through 2025 based on the most recent PTC safe harbor extension by the IRS. ALLETE Clean Energy has completed its investment of approximately $80 million for production tax credit requalification of approximately 470 WTGs at its Storm Lake I, Storm Lake II, Lake Benton and Condon wind energy facilities. We anticipate annual production tax credits relating to these projects of approximately $20 million annually through 2027 and decreasing thereafter through 2030. Disruptions in our supply chains or a lack of available financing resulting from the ongoing COVID-19 pandemic, if they occur, could jeopardize our ability to complete certain capital projects in time to qualify them for production tax credits. To date we have not experienced disruptions in our supply chains related to the COVID-19 pandemic.

In March 2020, ALLETE Clean Energy acquired the rights to the approximately 300 MW Caddo wind development project in Oklahoma from Apex Clean Energy. The Caddo wind project is fully contracted to sell wind power under long-term power sales agreements. Construction is expected to be completed in late 2021.

On February 4, 2021, ALLETE Clean Energy entered into a purchase and sale agreement with a subsidiary of Xcel Energy Inc. to sell a 120 MW wind energy facility for approximately $210 million. ALLETE Clean Energy will repower and expand its Northern Wind project, consisting of its 98 MW Chanarambie and Viking wind energy facilities located in southwest Minnesota, as part of the transaction. Construction is expected to begin in late 2021 with the Northern Wind project expected to continue operating until early 2022. At a hearing on June 10, 2021, the MPUC approved the sale, which is expected to close in late 2022, subject to receipt of permits.

On May 5, 2021, ALLETE Clean Energy announced it has acquired the rights to the approximately 92 MW Red Barn wind development project and the approximately 68 MW Whitetail renewable development project in southwestern Wisconsin. ALLETE Clean Energy also signed an asset sale agreement for the completed Red Barn wind project with Wisconsin Public Service Corporation and Madison Gas and Electric Company. Construction and sale of the Red Barn wind project is expected to be completed in late 2022, subject to receipt of regulatory approvals and permits.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Region	Wind Energy Facility	Capacity MW	PSA MW	PSA Expiration
East	Armenia Mountain	101	100%	2024
Midwest	Chanarambie/Viking (a)	98
	PSA 1		12%	2023
	PSA 2		88%	2023
	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	PSA 1		90%	2022
	PSA 2		10%	2032
	Other	17	100%	2028
South	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	2022
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035
(a)Under contract for sale to a subsidiary of Xcel Energy Inc. The sale is expected to close in late 2022, subject to receipt of permits. ALLETE Clean Energy will repower and expand the wind energy facilities as part of the transaction.
Corporate and Other.

BNI Energy. BNI Energy anticipates selling 3.6 million tons of lignite coal in 2021 (4.2 million tons were sold in 2020) and has sold 1.9 million tons for the six months ended June 30, 2021 (2.1 million tons were sold for the six months ended June 30, 2020). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 3. Equity Investments.) As of June 30, 2021, our equity investment in Nobles 2 was $166.2 million ($152.2 million at December 31, 2020).

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

OUTLOOK (Continued)

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2021. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 25 to 30 percent for 2021 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2021, we had cash and cash equivalents of $62.5 million, $349.5 million in available consolidated lines of credit, 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 42 percent. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2021	%	December 31, 2020	%
Millions
ALLETE Equity	$2,322.6	47	$2,294.6	50
Non-Controlling Interest in Subsidiaries	519.3	11	505.6	11
Short-Term and Long-Term Debt (a)	2,036.1	42	1,806.4	39
	$4,878.0	100	$4,606.6	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2021	2020
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$65.2	$92.5
Cash Flows from (used for)
Operating Activities	105.7	143.3
Investing Activities	(305.7)	(486.2)
Financing Activities	202.1	287.8
Change in Cash, Cash Equivalents and Restricted Cash	2.1	(55.1)
Cash, Cash Equivalents and Restricted Cash at End of Period	$67.3	$37.4

Operating Activities. Cash from operating activities was lower in 2021 compared to 2020. Cash from operating activities in 2021 included lower net income compared to 2020, higher payments for inventories and timing in recovery and refund of the fuel adjustment clause. Cash from operating activities in 2020 included provision of payments for interim rates collected as part of the 2020 general rate case.

Investing Activities. Cash used for investing activities was lower in 2021 compared to 2020. Cash used for investing activities in 2021 reflected lower additions to property, plant and equipment and fewer payments for equity method investments compared to 2020.

Financing Activities. Cash from financing activities was lower in 2021 compared to 2020 primarily due to higher repayments of short-term and long-term debt, and lower proceeds from non-controlling interest in subsidiaries in 2021. These decreases were partially offset by higher proceeds from the issuance of short-term and long-term debt in 2021.
ALLETE, Inc. Second Quarter 2021 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2021, we had consolidated bank lines of credit aggregating $432.0 million ($407.0 million as of December 31, 2020), the majority of which expire in January 2024. We had $18.7 million outstanding in standby letters of credit and $63.8 million outstanding draws under our lines of credit as of June 30, 2021 ($22.3 million in standby letters of credit and no outstanding draws as of December 31, 2020). We also have other credit facility agreements in place that provide the ability to issue up to $100.0 million in standby letters of credit. As of June 30, 2021, we had $82.7 million outstanding in standby letters of credit under these agreements.

In addition, as of June 30, 2021, we had 3.2 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.9 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, as amended most recently in May 2020. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs. In 2019, we filed Registration Statement No. 333-232905, pursuant to which the remaining shares under this agreement will continue to be offered for sale, from time to time.

Securities. During the six months ended June 30, 2021, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $10.1 million (0.2 million shares were issued for the six months ended June 30, 2020, resulting in net proceeds of $7.9 million). These shares of common stock were registered under Registration Statement Nos. 333-231030, 333-183051 and 333-162890.

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

Capital Requirements. Our capital expenditures for 2021 are expected to be approximately $500 million. For the six months ended June 30, 2021, capital expenditures totaled $288.3 million ($356.1 million for the six months ended June 30, 2020). The expenditures were primarily made in the ALLETE Clean Energy segment.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Employees.

As of June 30, 2021, ALLETE had 1,356 employees, of which 1,331 were full-time.

Minnesota Power and SWL&P have an aggregate of 459 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and on January 31, 2022, for SWL&P.

BNI Energy has 184 employees, of which 135 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2021, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2021, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $3.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2021, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

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

Unusual, adverse weather conditions or other natural events can cause volatility in market prices for electricity and adversely affect our financial position, results of operations and cash flows. ALLETE Clean Energy’s power sales agreements with its three C&I customers at its Diamond Spring wind energy facility are contracts for differences where power is delivered to the market, and a fixed price is paid by the customers to ALLETE Clean Energy, and differences between the market price and the fixed price are paid to or received from the customers. One of these power sales agreements settles with the customer based on day-ahead electricity prices, while deliveries to the market are settled based on real-time electricity prices. This settlement provision can result in an adverse impact to the Company when market prices are extremely volatile as happened in February 2021 during an extreme winter weather event in the southwest United States. This winter weather event caused extreme volatility, with large differences in the day-ahead and real-time market prices; the settlement provision resulted in an approximately $5 million after-tax negative impact related to the Diamond Spring wind energy facility.

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

ALLETE, Inc. Second Quarter 2021 Form 10-Q

ITEM 5.  OTHER INFORMATION

The proxy statement for ALLETE’s 2021 Annual Meeting of Shareholders, which was filed with the SEC on March 25, 2021, contained typographical errors in the section entitled “Other Business—Shareholder Proposals for the 2022 Annual Meeting” related to the dates by which a shareholder must (a) submit a shareholder proposal to be considered for inclusion in the proxy materials for ALLETE’s 2022 annual meeting of shareholders (2022 Annual Meeting) and (b) provide notice to ALLETE if a shareholder would like to bring business before the 2022 Annual Meeting. The corrected information is set forth below:

Shareholder Proposals for the 2022 Annual Meeting

All proposals from shareholders submitted pursuant to SEC Rule 14a-8 under the Exchange Act to be considered for inclusion in the proxy statement relating to the 2022 Annual Meeting scheduled for May 10, 2022, must be received by the Secretary of ALLETE at 30 West Superior Street, Duluth, MN 55802-2093 not later than November 25, 2021.

In addition, ALLETE’s Bylaws provide that for proposals, other than those described in the preceding paragraph, including nominations for director and other shareholder proposals to be properly brought before an annual meeting by a shareholder, the shareholder must have delivered timely notice to ALLETE’s Secretary. To be timely, notice for business to be brought before an annual meeting of shareholders generally must be received not less than 90 days nor more than 120 days prior to the anniversary of the immediately preceding annual meeting. Therefore, for the 2022 Annual Meeting scheduled for May 10, 2022, ALLETE must receive notice between January 11, 2022 and February 10, 2022. Notice must also comply with the applicable informational and other requirements set forth in ALLETE’s Bylaws.

The persons to be named as proxies in the proxy card relating to the 2022 Annual Meeting may have the discretion to vote their proxies in accordance with their judgment on any matter as to which ALLETE did not have advance notice in accordance with the notice provisions in ALLETE’s Bylaws, without discussion of such matter in the proxy statement relating to the 2022 Annual Meeting of shareholders.

ALLETE, Inc. Second Quarter 2021 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4(a)	Fourteenth Supplemental Indenture, dated as of June 14, 2021, between Superior Water, Light and Power Company and U.S. Bank National Association, as trustee.
4(b)	Fifteenth Supplemental Indenture, dated as of June 14, 2021, between Superior Water, Light and Power Company and U.S. Bank National Association, as trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated August 4, 2021, announcing 2021 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Second Quarter 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 4, 2021	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2021	/s/ Steven W. Morris
Steven W. Morris
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)
ALLETE, Inc. Second Quarter 2021 Form 10-Q