Form 10-Q
period 2021-09-30
ALLETE INC
filed 2021-11-04
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

Common Stock, without par value,
52,572,466 shares outstanding
as of September 30, 2021

ALLETE, Inc. Third Quarter 2021 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal S.A.
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative, a North Dakota cooperative corporation
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Moody’s	Moody’s Investors Service, Inc.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

Abbreviation or Acronym	Term
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
U.S.	United States of America
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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
ALLETE, Inc. Third Quarter 2021 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2021	December 31, 2020
Millions
Assets
Current Assets
Cash and Cash Equivalents	$59.0	$44.3
Accounts Receivable (Less Allowance of $2.1 and $2.5)	110.2	111.9
Inventories – Net	89.6	74.2
Prepayments and Other	19.9	24.5
Total Current Assets	278.7	254.9
Property, Plant and Equipment – Net	5,053.1	4,840.8
Regulatory Assets	502.9	480.9
Equity Investments	317.8	301.2
Other Non-Current Assets	179.7	206.8
Total Assets	$6,332.2	$6,084.6
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$101.9	$110.0
Accrued Taxes	67.4	59.4
Accrued Interest	15.3	19.8
Long-Term Debt Due Within One Year	377.4	203.7
Other	84.0	66.7
Total Current Liabilities	646.0	459.6
Long-Term Debt	1,649.4	1,593.2
Deferred Income Taxes	187.1	195.7
Regulatory Liabilities	509.5	524.8
Defined Benefit Pension and Other Postretirement Benefit Plans	207.6	225.8
Other Non-Current Liabilities	278.1	285.3
Total Liabilities	3,477.7	3,284.4
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 52.6 and 52.1 Shares Issued and Outstanding	1,496.5	1,460.9
Accumulated Other Comprehensive Loss	(29.9)	(31.1)
Retained Earnings	873.4	864.8
Total ALLETE Equity	2,340.0	2,294.6
Non-Controlling Interest in Subsidiaries	514.5	505.6
Total Equity	2,854.5	2,800.2
Total Liabilities and Equity	$6,332.2	$6,084.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$304.8	$255.1	$888.2	$721.2
Contracts with Customers – Non-utility	37.7	35.9	123.4	119.0
Other – Non-utility	2.9	2.9	8.6	8.5
Total Operating Revenue	345.4	293.9	1,020.2	848.7
Operating Expenses
Fuel, Purchased Power and Gas – Utility	140.1	93.4	389.4	251.7
Transmission Services – Utility	19.2	14.9	56.1	49.8
Cost of Sales – Non-utility	15.2	15.4	47.8	48.6
Operating and Maintenance	66.7	61.9	200.1	181.9
Depreciation and Amortization	57.5	53.4	173.4	161.3
Taxes Other than Income Taxes	15.6	13.3	52.1	40.9
Total Operating Expenses	314.3	252.3	918.9	734.2
Operating Income	31.1	41.6	101.3	114.5
Other Income (Expense)
Interest Expense	(17.3)	(16.3)	(51.8)	(47.9)
Equity Earnings	4.4	5.1	14.3	16.7
Other	1.0	2.9	6.1	9.1
Total Other Expense	(11.9)	(8.3)	(31.4)	(22.1)
Income Before Income Taxes	19.2	33.3	69.9	92.4
Income Tax Benefit	(4.9)	(5.5)	(19.3)	(27.8)
Net Income	24.1	38.8	89.2	120.2
Net Loss Attributable to Non-Controlling Interest	(3.5)	(1.9)	(18.1)	(6.9)
Net Income Attributable to ALLETE	$27.6	$40.7	$107.3	$127.1
Average Shares of Common Stock
Basic	52.4	51.9	52.3	51.8
Diluted	52.5	52.0	52.3	51.9
Basic Earnings Per Share of Common Stock	$0.53	$0.78	$2.05	$2.45
Diluted Earnings Per Share of Common Stock	$0.53	$0.78	$2.05	$2.45
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millions
Net Income	$24.1	$38.8	$89.2	$120.2
Other Comprehensive Income
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.1, $0.4 and $0.2	0.4	0.2	1.2	0.5
Total Other Comprehensive Income	0.4	0.2	1.2	0.5
Total Comprehensive Income	24.5	39.0	90.4	120.7
Net Loss Attributable to Non-Controlling Interest	(3.5)	(1.9)	(18.1)	(6.9)
Total Comprehensive Income Attributable to ALLETE	$28.0	$40.9	$108.5	$127.6
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2021	2020
Millions
Operating Activities
Net Income	$89.2	$120.2
AFUDC – Equity	(1.7)	(1.8)
Income from Equity Investments – Net of Dividends	1.8	(2.3)
Gain on Investments and Property, Plant and Equipment	(0.7)	—
Depreciation Expense	173.4	161.3
Amortization of PSAs	(8.6)	(8.5)
Amortization of Other Intangible Assets and Other Assets	7.4	7.5
Deferred Income Tax Benefit	(19.4)	(27.9)
Share-Based and ESOP Compensation Expense	4.6	4.7
Defined Benefit Pension and Postretirement Benefit Expense	3.3	0.1
Provision for Interim Rate Refund	—	5.2
Payments for Tax Reform Refund	—	(0.1)
Bad Debt Expense	0.9	1.6
Changes in Operating Assets and Liabilities
Accounts Receivable	0.8	2.8
Inventories	(15.4)	(2.0)
Prepayments and Other	7.9	8.8
Accounts Payable	4.0	2.2
Other Current Liabilities	20.7	12.5
Cash Contributions to Defined Benefit Pension Plans	(10.3)	(10.7)
Changes in Regulatory and Other Non-Current Assets	(41.3)	(23.5)
Changes in Regulatory and Other Non-Current Liabilities	(7.4)	(8.2)
Cash from Operating Activities	209.2	241.9
Investing Activities
Proceeds from Sale of Available-for-sale Securities	3.3	6.8
Payments for Purchase of Available-for-sale Securities	(3.0)	(7.2)
Payments for Equity Method Investments	(17.4)	(91.0)
Additions to Property, Plant and Equipment	(384.3)	(540.8)
Other Investing Activities	4.3	1.0
Cash for Investing Activities	(397.1)	(631.2)
Financing Activities
Proceeds from Issuance of Common Stock	31.0	12.8
Proceeds from Issuance of Short-Term and Long-Term Debt	510.6	607.4
Repayments of Short-Term and Long-Term Debt	(280.9)	(207.4)
Proceeds from Non-Controlling Interest in Subsidiaries	28.9	67.8
Dividends on Common Stock	(98.7)	(96.0)
Other Financing Activities	(2.8)	(2.7)
Cash from Financing Activities	188.1	381.9
Change in Cash, Cash Equivalents and Restricted Cash	0.2	(7.4)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	65.2	92.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$65.4	$85.1
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,474.1	$1,447.7	$1,460.9	$1,436.7
Common Stock Issued	22.4	6.5	35.6	17.5
Balance, End of Period	1,496.5	1,454.2	1,496.5	1,454.2

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(30.3)	(23.3)	(31.1)	(23.6)
Other Comprehensive Income - Net of Income Taxes
Defined Benefit Pension and Other Postretirement Plans	0.4	0.2	1.2	0.5
Balance, End of Period	(29.9)	(23.1)	(29.9)	(23.1)

Retained Earnings
Balance, Beginning of Period	878.8	841.3	864.8	818.8
Net Income Attributable to ALLETE	27.6	40.7	107.3	127.1
Common Stock Dividends	(33.0)	(32.1)	(98.7)	(96.0)
Balance, End of Period	873.4	849.9	873.4	849.9

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	519.3	166.5	505.6	103.7
Proceeds from Non-Controlling Interest in Subsidiaries	—	—	28.9	67.8
Net Loss Attributable to Non-Controlling Interest	(3.5)	(1.9)	(18.1)	(6.9)
Distributions to Non-Controlling Interest	(1.3)	—	(1.9)	—
Balance, End of Period	514.5	164.6	514.5	164.6

Total Equity	$2,854.5	$2,445.6	$2,854.5	$2,445.6

Dividends Per Share of Common Stock	$0.63	$0.6175	$1.89	$1.8525
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2020, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2021, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2021. For further information, refer to the Consolidated Financial Statements and notes included in our 2020 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2021, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	September 30, 2021	December 31, 2020	September 30, 2020	December 31, 2019
Millions
Cash and Cash Equivalents	$59.0	$44.3	$79.0	$69.3
Restricted Cash included in Prepayments and Other	4.1	0.8	3.2	2.8
Restricted Cash included in Other Non-Current Assets	2.3	20.1	2.9	20.4
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$65.4	$65.2	$85.1	$92.5

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	September 30, 2021	December 31, 2020
Millions
Fuel (a)	$12.4	$23.1
Materials and Supplies	55.2	51.1
Construction of Wind Energy Facilities (b)	22.0	—
Total Inventories – Net	$89.6	$74.2
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b) Project costs related to ALLETE Clean Energy’s Northern Wind and Red Barn wind projects which are expected be sold in late 2022. (See Other Current Liabilities.)
ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	September 30, 2021	December 31, 2020
Millions
Contract Assets (a)	$23.4	$25.5
Operating Lease Right-of-use Assets	17.7	22.4
ALLETE Properties	17.6	18.2
Restricted Cash	2.3	20.1
Other Postretirement Benefit Plans	35.8	34.2
Other	82.9	86.4
Total Other Non-Current Assets	$179.7	$206.8
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	September 30, 2021	December 31, 2020
Millions
Customer Deposits (a)	$27.5	$7.4
PSAs	12.6	12.5
Fuel Adjustment Clause	2.6	3.7
Operating Lease Liabilities	5.0	5.9
Other	36.3	37.2
Total Other Current Liabilities	$84.0	$66.7
(a) Primarily related to deposits received by ALLETE Clean Energy for the Northern Wind and Red Barn wind projects which are expected be sold in late 2022. (See Inventories – Net.)

Other Non-Current Liabilities	September 30, 2021	December 31, 2020
Millions
Asset Retirement Obligation (a)	$170.9	$166.6
PSAs	42.6	52.1
Operating Lease Liabilities	12.7	16.5
Other	51.9	50.1
Total Other Non-Current Liabilities	$278.1	$285.3
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $25.0 million in Other Non-Current Assets on the Consolidated Balance Sheet as of September 30, 2021, and December 31, 2020.

Other Income
Nine Months Ended September 30,	2021	2020
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$4.4	$6.5
Interest and Investment Income	1.7	0.4
AFUDC - Equity	1.7	1.8
Other	(1.7)	0.4
Total Other Income	$6.1	$9.1
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2021	2020
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$54.9	$48.8
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(12.1)	$(88.4)
Capitalized Asset Retirement Costs	$3.5	$2.1
AFUDC–Equity	$1.7	$1.8

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

On September 22, 2021, South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, entered into an agreement with a wholly-owned subsidiary of Basin pursuant to which South Shore Energy agreed to sell to Basin a portion of its interest in NTEC for approximately $20 million representing reimbursement of current costs plus a fee for prior development costs and risks incurred. Pursuant to this transaction, which closed on October 1, 2021, South Shore Energy sold a portion of its undivided ownership interest in NTEC to Basin, such that, South Shore Energy now owns a 20 percent undivided ownership interest in NTEC, Basin owns a 30 percent undivided ownership interest in NTEC and Dairyland Power Cooperative continues to own a 50 percent undivided ownership interest in NTEC. The closing of the transaction resulted in the recognition of an approximately $8.5 million after-tax gain recorded in Corporate and Other in the fourth quarter of 2021, related to prior development costs and risks incurred. NTEC is an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy’s portion is expected to be approximately $140 million. South Shore Energy’s portion of NTEC project costs incurred through September 30, 2021, is approximately $15 million of which approximately $8 million related to development costs sold to Basin.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2020 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $29.2 million for the nine months ended September 30, 2021 ($22.6 million for the nine months ended September 30, 2020).

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
ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

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

2022 Minnesota General Rate Case. On November 1, 2021, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 18 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $108 million in additional revenue. Once the filing is accepted as complete, an annual interim rate increase of approximately $87 million, subject to refund, which would be an average increase of approximately 14 percent for retail customers, is expected to be implemented within 60 days, subject to MPUC adjustment and authorization. We cannot predict the level of interim or final rates that may be authorized by the MPUC.

Minnesota Power Land Sales. In August 2020, Minnesota Power filed a petition with the MPUC for approval to sell land that surrounds several reservoirs on its hydroelectric system and is no longer required to maintain its operations. The land has an estimated value of approximately $100 million, and Minnesota Power proposed to credit ratepayers the net proceeds from the sales in a future rate case or through its renewable resources rider to mitigate future rate increases. At a hearing on October 14, 2021, the MPUC decided to allow the land sales to occur and the proceeds refunded to ratepayers subject to certain conditions and required compliance filings.

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

Solar Cost Recovery Rider. In June 2020, Minnesota Power filed a petition seeking MPUC approval of a customer billing rate for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard, which was approved by the MPUC in an order dated April 20, 2021. New customer billing rates for the solar cost recovery rider were implemented on June 1, 2021. On October 21, 2021, Minnesota Power submitted its 2022 solar factor filing. Upon approval of the filing, Minnesota Power will be authorized to include updated billing rates on customer bills.

Electric Vehicle Charging Infrastructure Petition. On April 8, 2021, Minnesota Power filed a petition seeking approval to install and own DC fast charger stations for electric vehicles across its service territory, implement accompanying rates for those stations, and track and recover investments and expenses for the project. In an order dated October 22, 2021, the MPUC approved Minnesota Power’s petition.

COVID-19 Related Deferred Accounting. In an order dated March 24, 2020, the PSCW authorized public utilities, including SWL&P, to defer expenditures incurred by the utility resulting from its compliance with state government or regulator orders during Wisconsin’s declared public health emergency for COVID-19. On April 20, 2020, Minnesota Power along with other regulated electric and natural gas service providers in Minnesota filed a joint petition to request MPUC authorization to track incremental costs and expenses incurred as a result of the COVID-19 pandemic, and to defer and record such costs as a regulatory asset, subject to recovery in a future proceeding. In an order dated May 22, 2020, the MPUC approved the joint petition requiring the joint petitioners to track cost and revenue impacts resulting from the COVID-19 pandemic with review for recovery in a future rate proceeding. As of September 30, 2021, Minnesota Power has not deferred any costs or lost revenue, and SWL&P has deferred an immaterial amount of costs.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Fuel Adjustment Clause. In March 2020, Minnesota Power filed its fuel adjustment clause report covering the period July 2018 through December 2019. In a September 2020 order, the MPUC referred the review of Minnesota Power’s forced outage costs during the period of the report, which totaled approximately $8 million, to an administrative law judge (ALJ) for a contested case hearing to recommend to the MPUC if any of those costs should be returned to customers. On August 11, 2021, the ALJ recommended that Minnesota Power refund approximately $5 million to ratepayers; the ALJ’s recommendation is not binding on the MPUC. Minnesota Power submitted exceptions to the ALJ’s report to the MPUC stating that it disagreed with the ALJ’s recommendation and that no refund should be made as the Company operated its facilities in accordance with good utility practice. A decision from the MPUC is expected in the fourth quarter of 2021.

Conservation Improvement Program. On April 1, 2021, Minnesota Power submitted its 2020 consolidated filing detailing Minnesota Power’s CIP program results and requesting a CIP financial incentive of $2.4 million based upon MPUC procedures, which was recognized in the third quarter of 2021 upon approval by the MPUC in an order dated September 7, 2021. In 2020, a CIP financial incentive of $2.4 million was recognized in the third quarter upon approval by the MPUC of Minnesota Power’s 2019 CIP consolidated filing. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in mid-2022.

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a natural gas capacity dedication and other affiliated-interest agreements for NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2025 pursuant to the capacity dedication agreement. (See Note 1. Operations and Significant Accounting Policies – Subsequent Events.) In a January 2019 order, the MPUC approved Minnesota Power’s request for approval of the NTEC natural gas capacity dedication and other affiliated-interest agreements. In 2019, the Minnesota Court of Appeals reversed and remanded the MPUC’s decision to approve certain affiliated-interest agreements. On April 21, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeal’s decision by ruling that the MPUC is not required to conduct a review under the Minnesota Environmental Policy Act before approving affiliated-interest agreements that govern construction and operation of a Wisconsin power plant by a Minnesota utility, and remanded the case back to the Minnesota Court of Appeals for review of remaining issues on appeal. On August 23, 2021, the Minnesota Court of Appeals affirmed the decision by the MPUC to approve certain affiliated-interest agreements.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Verso Corporation Electric Service Agreement. On August 2, 2021, Minnesota Power filed a petition with the MPUC requesting the MPUC to interpret the electric service agreement (ESA) between Minnesota Power and Verso Corporation finding that Verso Corporation has tariff obligations and owes minimum firm demand payments during the term of the ESA. Minnesota Power filed this petition in response to Verso Corporation ceasing to make its minimum firm demand payments under the ESA. At a hearing on October 14, 2021, the MPUC agreed with Minnesota Power’s petition and concluded that the MPUC has jurisdiction to interpret the relevant provisions of the ESA, and the ESA requires Verso Corporation to continue full minimum firm demand payments for a period of two years from the January 29, 2021, notice of termination, regardless of Minnesota Power’s electricity sales to a new customer at the former Verso Corporation facility. Minnesota Power has a receivable related to the ESA of approximately $1.2 million as of September 30, 2021. In addition, Verso Corporation owes Minnesota Power payments under a steam agreement, which is proceeding through arbitration. Minnesota Power has a receivable under the steam agreement of approximately $2.4 million as of September 30, 2021. Minnesota Power expects to fully collect these outstanding account receivable balances as well as Verso Corporation’s remaining obligations under the ESA.

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

Regulatory Assets and Liabilities	September 30, 2021	December 31, 2020
Millions
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$247.6	$259.7
Income Taxes	107.2	113.7
Cost Recovery Riders	61.8	54.0
Asset Retirement Obligations	31.4	31.6
Fuel Adjustment Clause	30.1	—
Manufactured Gas Plant	11.9	8.8
PPACA Income Tax Deferral	4.4	4.5
Boswell Units 1 and 2 Net Plant and Equipment	3.2	5.0
Other	5.3	3.6
Total Non-Current Regulatory Assets	$502.9	$480.9

Current Regulatory Liabilities (a)
Fuel Adjustment Clause	$2.6	$3.7
Transmission Formula Rates Refund	3.1	2.9
Other	3.3	1.0
Total Current Regulatory Liabilities	9.0	7.6
Non-Current Regulatory Liabilities
Income Taxes	359.3	375.3
Wholesale and Retail Contra AFUDC	84.4	86.6
Plant Removal Obligations	47.4	41.2
North Dakota Investment Tax Credits	12.3	12.0
Defined Benefit Pension and Other Postretirement Benefit Plans	1.4	4.4
Conservation Improvement Program	—	1.5
Other	4.7	3.8
Total Non-Current Regulatory Liabilities	509.5	524.8
Total Regulatory Liabilities	$518.5	$532.4
(a)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2020	$149.0
Equity in ATC Earnings	15.8
Distributed ATC Earnings	(12.8)
Amortization of the Remeasurement of Deferred Income Taxes	1.0
Equity Investment Balance as of September 30, 2021	$153.0

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 2020 FERC order that granted rehearing of a 2019 FERC order. These FERC orders are subject to various outstanding legal challenges related to the refund period ordered by the FERC. If these legal challenges are successful, ATC may be required to provide refunds to its customers of up to approximately $66 million of which our share would be approximately $5 million pre-tax.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2020	$152.2
Cash Investments	17.4
Equity in Nobles 2 Earnings (a)	(1.5)
Distributed Nobles 2 Earnings	(3.3)
Equity Investment Balance as of September 30, 2021	$164.8
(a)The Company also recorded net loss attributable to non-controlling interest of $4.4 million related to its investment in Nobles 2.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021, and December 31, 2020. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of September 30, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$9.2	—	—	$9.2
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$8.4	—	8.4
Cash Equivalents	2.8	—	—	2.8
Total Fair Value of Assets	$12.0	$8.4	—	$20.4

Liabilities
Deferred Compensation (c)	—	$21.5	—	$21.5
Total Fair Value of Liabilities	—	$21.5	—	$21.5
Total Net Fair Value of Assets (Liabilities)	$12.0	$(13.1)	—	$(1.1)

	Fair Value as of December 31, 2020
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.2	—	—	$7.2
Available-for-sale – Corporate and Governmental Debt Securities	—	$10.4	—	10.4
Cash Equivalents	5.5	—	—	5.5
Total Fair Value of Assets	$12.7	$10.4	—	$23.1

Liabilities
Deferred Compensation (c)	—	$21.0	—	$21.0
Total Fair Value of Liabilities	—	$21.0	—	$21.0
Total Net Fair Value of Assets (Liabilities)	$12.7	$(10.6)	—	$2.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of September 30, 2021, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.5 million, in one year to less than three years was $3.4 million, in three years to less than five years was $3.0 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
September 30, 2021	$2,036.1	$2,262.2
December 31, 2020	$1,806.4	$2,122.0
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2021, and the year ended December 31, 2020, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resources that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices or lower wind resources could result in a future impairment.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2021, and December 31, 2020:

September 30, 2021	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$377.6	$(0.2)	$377.4
Long-Term Debt	1,658.5	(9.1)	1,649.4
Total Debt	$2,036.1	$(9.3)	$2,026.8

December 31, 2020	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$204.0	$(0.3)	$203.7
Long-Term Debt	1,602.4	(9.2)	1,593.2
Total Debt	$1,806.4	$(9.5)	$1,796.9

We had $26.2 million outstanding in standby letters of credit and $25.2 million outstanding draws under our lines of credit as of September 30, 2021 ($22.3 million in standby letters of credit and no outstanding draws as of December 31, 2020).

On March 25, 2021, ALLETE entered into a $150 million unsecured term loan agreement (Term Loan). An additional draw of $35 million through the exercise of an accordion feature was made during the second quarter of 2021. As of September 30, 2021, we have borrowed the full amount of $185 million. The Term Loan is due March 24, 2022, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to LIBOR plus 0.75 percent. Proceeds from the Term Loan were used for general corporate purposes.

On September 1, 2021, ALLETE issued $100 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which bear interest at 2.79 percent, will mature in September 2031 and pay interest semi-annually in March and September of each year, commencing on March 1, 2022. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Bonds were used to fund utility capital investment and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2021, our ratio was approximately 0.43 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of September 30, 2021, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Square Butte PPA. As of September 30, 2021, Square Butte had total debt outstanding of $256.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2021, was $60.3 million ($59.9 million for the same period in 2020). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $4.3 million ($5.4 million for the same period in 2020). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, Minnesota Power sold to Minnkota Power approximately 28 percent in 2021 and in 2020.

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOX and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The EPA’s CSAPR Update Rule issued on March 15, 2021, to revise the 2016 CSAPR Update does not apply to the state of Minnesota and is therefore not currently projected to affect Minnesota Power’s CSAPR compliance. The State of Minnesota has not been identified in litigation as a culpable upwind emission source to downwind states, and previous EPA air quality modeling has demonstrated that Minnesota is not a significant contributor to downwind air quality attainment challenges. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. On June 10, 2021, the EPA announced it will reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS, with a proposed rulemaking anticipated in mid-2022. The EPA has not stated its intent with regard to the 2020 Ozone NAAQS rule finalized in December 2020.

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On April 22, 2021, the Biden Administration announced a goal to reach 100 percent carbon pollution-free electricity by 2035 as part of the Nationally Determined Contributions pledge, which is part of an international effort to limit global warming. At this time, no specific regulatory pathway to achieve these reductions has been proposed. Minnesota Power will continue to monitor these developments.

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

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsidered the bottom ash transport water and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule sets technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2025, or December 31, 2028, in some specific cases. The rule also established new subcategories for retiring high-flow and low-utilization units, and established a voluntary incentives program for FGD wastewater. In accordance with the January 2021 Executive Order 13990, the EPA was mandated to conduct a review of actions and polices taken during the prior administration, including the 2020 ELG Rule. On September 14, 2021, the EPA published a notice of availability for preliminary effluent guidelines program plan. In the plan, the EPA confirmed the agency is initiating a rulemaking process to strengthen wastewater pollution limitations from FGD and bottom ash transport water discharges while the 2020 ELG Rule remains in effect. The EPA is expected to publish a proposed rule in the fall of 2022.

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

At this time, we estimate that the planned dry conversion of bottom ash handling and storage at Boswell in response to the CCR revisions requiring closure of clay-lined impoundments, as well as other water re-use practices, will reduce or eliminate the need for additional significant compliance costs for ELG bottom ash water and FGD requirements. Compliance costs we might incur related to other ELG waste streams (e.g., legacy leachate) or other potential future water discharge regulations cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

In April 2021, the MPCA’s proposed list of impaired waters submitted pursuant to the Clean Water Act was partially rejected by the EPA due to the absence of wild rice waters listed for sulfate impairment. The EPA subsequently proposed a list of 30 wild rice waters in a separate listing process on April 29, 2021, followed by a list of three additional wild rice waters proposed separately on September 1, 2021. A final impaired waters listing is expected to follow, which could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time we are unable to determine the specific impacts these developments may have on Minnesota Power operations, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Part A Rule, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. This deadline has tolled forward as the EPA did not make any variance application determinations by that date. Minnesota Power sought EPA approval to extend the closure date for the two active Boswell impoundments in November 2020 through a variance application, and continues to operate the impoundments pending a final determination by the EPA. Additionally, the EPA released a proposed Part B rulemaking in February 2020 that addressed options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Portions of the Part B Rule addressing alternative liner equivalency standards were finalized in November 2020. According to the EPA’s regulatory agenda, finalization of the remainder of the proposed Part B Rule was expected in mid-2021, but has not yet been published. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of September 30, 2021, we have recorded a liability of approximately $13 million for remediation costs at this site after incorporating detailed design components specific to the site (approximately $7 million as of December 31, 2020); however, SWL&P continues to work with the WDNR on the extent of contamination which may result in additional remediation costs being identified. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2023.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of September 30, 2021, we had $123.9 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of September 30, 2021, we had $4.9 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of September 30, 2021, ALLETE Clean Energy has $81.9 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

South Shore Energy. As of September 30, 2021, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of September 30, 2021, ALLETE South Wind has $13.2 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

BNI Energy. As of September 30, 2021, BNI Energy had surety bonds outstanding of $71.2 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $70.7 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE Properties. As of September 30, 2021, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

Community Development District Obligations. As of September 30, 2021, we owned 48 percent of the assessable land in the Town Center District (48 percent as of December 31, 2020). As of September 30, 2021, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.8 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

		2021			2020
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$27.6		$27.6	$40.7		$40.7
Average Common Shares	52.4	0.1	52.5	51.9	0.1	52.0
Earnings Per Share	$0.53		$0.53	$0.78		$0.78
Nine Months Ended September 30,
Net Income Attributable to ALLETE	$107.3		$107.3	$127.1		$127.1
Average Common Shares	52.3	—	52.3	51.8	0.1	51.9
Earnings Per Share	$2.05		$2.05	$2.45		$2.45

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	$0.1	$0.1	$0.1	$0.1
Total Current Income Tax Expense	$0.1	$0.1	$0.1	$0.1
Deferred Income Tax Expense (Benefit)
Federal (b)	$(5.8)	$(8.3)	$(26.3)	$(34.5)
State	0.9	2.9	7.3	7.1
Investment Tax Credit Amortization	(0.1)	(0.2)	(0.4)	(0.5)
Total Deferred Income Tax Benefit	$(5.0)	$(5.6)	$(19.4)	$(27.9)
Total Income Tax Benefit	$(4.9)	$(5.5)	$(19.3)	$(27.8)
(a)For each of the three and nine months ended September 30, 2021 and 2020, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For each of the three and nine months ended September 30, 2021 and 2020, the federal income tax benefit is primarily due to production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2021	2020	2021	2020
Millions
Income Before Income Taxes	$19.2	$33.3	$69.9	$92.4
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$4.0	$7.0	$14.7	$19.4
Increase (Decrease) in Income Tax Due to:
State Income Taxes (Credit) – Net of Federal Income Tax Benefit	0.7	2.4	5.8	5.7
Production Tax Credits	(9.5)	(12.5)	(36.6)	(45.9)
Regulatory Differences – Excess Deferred Tax	(2.1)	(3.2)	(6.7)	(8.5)
Non-Controlling Interest in Subsidiaries	0.8	0.4	3.9	1.5
Share-Based Compensation	—	—	0.5	(0.1)
Other	1.2	0.4	(0.9)	0.1
Total Income Tax Benefit	$(4.9)	$(5.5)	$(19.3)	$(27.8)

For the nine months ended September 30, 2021, the effective tax rate was a benefit of 27.6 percent (benefit of 30.1 percent for the nine months ended September 30, 2020). The effective tax rate for 2021 and 2020 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of September 30, 2021, we had gross unrecognized tax benefits of $1.5 million ($1.4 million as of December 31, 2020). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2017, or state examination for years before 2016.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2021	2020	2021	2020
Millions
Quarter Ended September 30,
Service Cost	$2.7	$2.7	$0.9	$0.8
Non-Service Cost Components (a)
Interest Cost	6.1	6.9	1.1	1.2
Expected Return on Plan Assets	(10.8)	(10.6)	(2.4)	(2.4)
Amortization of Prior Service Credits	—	—	(1.9)	(2.0)
Amortization of Net Loss	4.7	3.2	0.7	0.3
Net Periodic Benefit Cost (Credit)	$2.7	$2.2	$(1.6)	$(2.1)

Nine Months Ended September 30,
Service Cost	$8.2	$8.0	$2.7	$2.5
Non-Service Cost Components (a)
Interest Cost	18.4	20.9	3.3	3.7
Expected Return on Plan Assets	(32.5)	(32.0)	(7.3)	(7.3)
Amortization of Prior Service Credits	(0.1)	(0.1)	(5.7)	(6.0)
Amortization of Net Loss	14.1	9.6	2.2	0.8
Net Periodic Benefit Cost (Credit)	$8.1	$6.4	$(4.8)	$(6.3)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the nine months ended September 30, 2021, we contributed $10.3 million in cash to the defined benefit pension plans ($10.7 million for the nine months ended September 30, 2020); we do not expect to make additional contributions to our defined benefit pension plans in 2021. For the nine months ended September 30, 2021 and 2020, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2021.

NOTE 10. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Millions
Operating Revenue
Regulated Operations
Residential	$37.0	$34.2	$118.0	$102.5
Commercial	44.3	37.1	124.7	103.2
Municipal	14.4	11.2	38.5	30.5
Industrial	139.7	109.6	407.8	316.4
Other Power Suppliers	41.2	30.9	116.9	96.6
CIP Financial Incentive (a)	2.4	2.4	2.4	2.4
Other	25.8	29.7	79.9	69.6
Total Regulated Operations	304.8	255.1	888.2	721.2

ALLETE Clean Energy
Long-term PSA	14.0	11.9	50.8	44.0
Other	2.9	2.9	8.6	8.5
Total ALLETE Clean Energy	16.9	14.8	59.4	52.5

Corporate and Other
Long-term Contract	20.3	20.7	63.4	65.6
Other	3.4	3.3	9.2	9.4
Total Corporate and Other	23.7	24.0	72.6	75.0
Total Operating Revenue	$345.4	$293.9	$1,020.2	$848.7
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$32.9	$42.4	$99.4	$111.0

ALLETE Clean Energy	(0.8)	1.1	11.7	16.8

Corporate and Other	(4.5)	(2.8)	(3.8)	(0.7)
Total Net Income Attributable to ALLETE	$27.6	$40.7	$107.3	$127.1
(a)See Note 2. Regulatory Matters.

	September 30, 2021	December 31, 2020
Millions
Assets
Regulated Operations	$4,207.4	$4,196.8

ALLETE Clean Energy	1,691.4	1,483.3

Corporate and Other	433.4	404.5
Total Assets	$6,332.2	$6,084.6
ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,000 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has an approximately 300 MW wind energy facility under construction. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; approximately 4,000 acres of land in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2021, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2021, to the nine months ended September 30, 2020.

Net income attributable to ALLETE for the nine months ended September 30, 2021, was $107.3 million, or $2.05 per diluted share, compared to $127.1 million, or $2.45 per diluted share, for the same period in 2020. Net income in 2021 included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. This winter storm event caused volatility in power prices in the regional power market resulting in losses being incurred under one of the facility’s power sales agreements during portions of the winter storm event. Net income in 2020 included margins of $10.2 million after-tax, or $0.20 per share, in Regulated Operations for sales under a 100 MW PSA which expired in April 2020. Net income in 2020 also included reserves for interim rates of $8.3 million after-tax, or $0.16 per share, for the refund of interim rates collected between January 1, 2020, and April 30, 2020.

Regulated Operations net income attributable to ALLETE was $99.4 million for the nine months ended September 30, 2021, compared to $111.0 million for the same period in 2020. Net income at Minnesota Power was lower than 2020 primarily due to: lower margins from Other Power Suppliers resulting from the expiration of a PSA; and higher operating and maintenance, property tax and depreciation expenses. These negative impacts were partially offset by increased earnings related to the GNTL; and higher kWh sales to residential, commercial and municipal customers. Net income in 2020 also included reserves for interim rates of $8.3 million after-tax for the refund of interim rates collected between January 1, 2020, and April 30, 2020. Net income at SWL&P was lower than 2020 primarily due to higher operating expenses. Our after-tax equity earnings in ATC were lower compared to 2020 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2020.
ALLETE Clean Energy net income attributable to ALLETE was $11.7 million for the nine months ended September 30, 2021, compared to $16.8 million for the same period in 2020. Net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021 as well as a lower wind resources at other wind energy facilities. These negative impacts were partially offset by expense management efforts.

Corporate and Other net loss attributable to ALLETE was $3.8 million for the nine months ended September 30, 2021, compared to a net loss of $0.7 million for the same period in 2020. The net loss in 2021 included higher expenses and additional income tax expense recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. These negative impacts were partially offset by earnings from our investment in Nobles 2 which commenced operations in December 2020.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2021 AND 2020

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2021	2020
Millions
Operating Revenue – Utility	$304.8	$255.1
Fuel, Purchased Power and Gas – Utility	140.1	93.4
Transmission Services – Utility	19.2	14.9
Operating and Maintenance	53.2	48.1
Depreciation and Amortization	42.6	41.3
Taxes Other than Income Taxes	13.5	11.9
Operating Income	36.2	45.5
Interest Expense	(14.5)	(14.4)
Equity Earnings	5.3	5.1
Other Income	1.4	1.6
Income Before Income Taxes	28.4	37.8
Income Tax Benefit	(4.5)	(4.6)
Net Income Attributable to ALLETE	$32.9	$42.4

Operating Revenue – Utility increased $49.7 million from 2020 primarily due to higher fuel adjustment clause recoveries and higher kWh sales.

Fuel adjustment clause revenue increased $27.4 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Revenue from kWh sales increased $23.6 million from 2020 reflecting higher sales to commercial and industrial customers as well as other power suppliers. Sales to commercial and industrial customers increased primarily due to improving business conditions related to the COVID-19 pandemic and its impact on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during the third quarter of 2020 as a result of the COVID-19 pandemic and related governmental responses while business conditions have improved in 2021. These higher sales to commercial and industrial customers were partially offset by lower sales to Verso Corporation which indefinitely idled its paper mill in Duluth, Minnesota in 2020. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased primarily due to additional kWh sales made to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Quarter Ended September 30,	2021	2020	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	268	268	—	—
Commercial	360	345	15	4.3%
Industrial	1,778	1,410	368	26.1%
Municipal	147	147	—	—
Total Retail and Municipal	2,553	2,170	383	17.6%
Other Power Suppliers	1,253	967	286	29.6%
Total Regulated Utility Kilowatt-hours Sold	3,806	3,137	669	21.3%

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2021 (29 percent in 2020). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2021 (6 percent in 2020). Revenue from electric sales to pipelines and other industrial customers accounted for 8 percent of regulated operating revenue in 2021 (8 percent in 2020).

Operating Expenses increased $59.0 million, or 28 percent, from 2020.

Fuel, Purchased Power and Gas – Utility expense increased $46.7 million, or 50 percent, from 2020 primarily due to higher purchased power prices, kWh sales and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $4.3 million, or 29 percent, from 2020 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $5.1 million, or 11 percent, from 2020 primarily due to an increase in contract and professional services and materials purchased for generation facilities and higher vegetation management expenses. In addition, 2021 included higher labor and benefit expenses as compared to 2020.

Depreciation and Amortization expense increased $1.3 million, or 3 percent, from 2020 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes increased $1.6 million, or 13 percent, from 2020 primarily due to higher property tax expense resulting from higher estimated taxable market values.

Income Tax Benefit was similar to 2020 reflecting lower production tax credits and the timing of income taxes in 2021 compared to 2020, mostly offset by lower pre-tax income. The income tax benefit in 2021 included less income tax benefit recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

We expect our annual effective tax rate in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits.

ALLETE Clean Energy

Quarter Ended September 30,	2021	2020
Millions
Operating Revenue
Contracts with Customers – Non-utility	$14.0	$11.9
Other – Non-utility (a)	2.9	2.9
Operating and Maintenance	10.2	10.8
Depreciation and Amortization	12.2	9.3
Taxes Other than Income Taxes	1.8	0.8
Operating Income (Loss)	(7.3)	(6.1)
Interest Expense	(0.3)	(0.4)
Loss Before Income Taxes	(7.6)	(6.5)
Income Tax Benefit	(4.2)	(5.7)
Net Loss	(3.4)	(0.8)
Net Loss Attributable to Non-Controlling Interest	(2.6)	(1.9)
Net Income (Loss) Attributable to ALLETE	$(0.8)	$1.1
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)
ALLETE Clean Energy (Continued)

Operating Revenue increased $2.1 million, or 14 percent, from 2020 primarily due to revenue from the Diamond Spring wind energy facility which commenced operations in December 2020.

	Quarter Ended September 30,
	2021		2020
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	39.8	$3.6	41.6	$3.7
Midwest	148.7	6.5	182.5	7.0
South	152.6	2.4	—	—
West	180.0	4.4	166.3	4.1
Total Production and Operating Revenue	521.1	$16.9	390.4	$14.8

Operating and Maintenance expense decreased $0.6 million, or 6 percent, from 2020 primarily due to expense management efforts, partially offset by operating and maintenance expenses related to the Diamond Spring wind energy facility.

Depreciation and Amortization expense increased $2.9 million, or 31 percent, from 2020 primarily due to additional property, plant and equipment in service related to the Diamond Spring wind energy facility.

Taxes Other than Income Taxes increased $1.0 million from 2020 primarily due to higher property tax expense related to the Diamond Spring wind energy facility.

Income Tax Benefit decreased $1.5 million from 2020 primarily due to lower production tax credits.

Net Loss Attributable to Non-Controlling Interest increased $0.7 million from 2020 reflecting net losses attributable to non-controlling interest for the Diamond Spring wind energy facility and higher net losses attributable to non-controlling interest for the Glen Ullin and South Peak wind energy facilities.

Corporate and Other

Operating Revenue in 2021 was similar to the same period in 2020.

Net Loss Attributable to ALLETE of $4.5 million in 2021 compared to a net loss of $2.8 million in 2020. The net loss in 2021 included higher expenses. Net income at BNI Energy was $1.8 million in 2021 compared to $2.1 million in 2020. The net loss at ALLETE Properties was $0.5 million in 2021 compared to a net loss of $0.7 million in 2020.

Income Taxes – Consolidated

For the quarter ended September 30, 2021, the effective tax rate was a benefit of 25.5 percent (benefit of 16.5 percent for the quarter ended September 30, 2020). The effective tax rate for 2021 was a higher benefit primarily due to lower pre-tax income, partially offset by lower production tax credits.

We expect our annual effective tax rate in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2021	2020
Millions
Operating Revenue – Utility	$888.2	$721.2
Fuel, Purchased Power and Gas – Utility	389.4	251.7
Transmission Services – Utility	56.1	49.8
Operating and Maintenance	158.9	145.4
Depreciation and Amortization	128.2	124.9
Taxes Other than Income Taxes	45.1	36.5
Operating Income	110.5	112.9
Interest Expense	(43.1)	(43.7)
Equity Earnings	15.8	16.7
Other Income	4.5	8.3
Income Before Income Taxes	87.7	94.2
Income Tax Benefit	(11.7)	(16.8)
Net Income Attributable to ALLETE	$99.4	$111.0

Operating Revenue – Utility increased $167.0 million from 2020 primarily due to higher fuel adjustment clause recoveries, higher kWh sales, increased transmission revenue related to the GNTL, higher cost recovery rider revenue and higher FERC formula-based rates. Revenue in 2020 also included reserves for the refund of interim rates collected between January 1, 2020, and April 30, 2020.

Fuel adjustment clause revenue increased $83.6 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Revenue from kWh sales increased $42.6 million from 2020 reflecting higher sales to residential, commercial, industrial and municipal customers as well as other power suppliers. These increases were partially offset by lower revenue related to the expiration of a 100 MW PSA in April 2020. Sales to commercial and industrial customers increased primarily due to improving business conditions related to the COVID-19 pandemic and its impact on customer operations. Many commercial and industrial customers operated at reduced levels or were temporarily closed or idled during 2020 as a result of the COVID-19 pandemic and related governmental responses while business conditions have improved in 2021. These higher sales to commercial and industrial customers were partially offset by lower sales to and demand revenue from Verso Corporation which indefinitely idled its paper mill in Duluth, Minnesota in 2020. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load.) Sales to residential and municipal customers increased from 2020 primarily due to more favorable weather conditions in 2021 compared to 2020. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased primarily due to additional kWh sales made to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Nine Months Ended September 30,	2021	2020	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	846	835	11	1.3%
Commercial	1,018	983	35	3.6%
Industrial	5,351	4,547	804	17.7%
Municipal	445	434	11	2.5%
Total Retail and Municipal	7,660	6,799	861	12.7%
Other Power Suppliers	3,695	2,495	1,200	48.1%
Total Regulated Utility Kilowatt-hours Sold	11,355	9,294	2,061	22.2%

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)
Regulated Operations (Continued)

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2021 (29 percent in 2020). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2021 (6 percent in 2020). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2021 (9 percent in 2020).

Revenue in 2020 included reserves of $11.7 million for the refund of interim rates collected between January 1, 2020, and April 30, 2020. (See Note 2. Regulatory Matters.)

Transmission revenue related to GNTL increased $13.5 million primarily due to recovery of related expenses resulting from the GNTL being placed into service in June 2020.

Cost recovery rider revenue increased $6.6 million primarily due to fewer production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level below those assumed in Minnesota Power’s base rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Revenue from wholesale customers under FERC formula-based rates increased $4.5 million primarily due to higher rates.

Operating Expenses increased $169.4 million, or 28 percent, from 2020.

Fuel, Purchased Power and Gas – Utility expense increased $137.7 million, or 55 percent, from 2020 primarily due to higher purchased power prices, kWh sales and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $6.3 million, or 13 percent, from 2020 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $13.5 million, or 9 percent, from 2020 primarily due to an increase in contract and professional services and materials purchased for generation facilities and higher vegetation management expenses. In addition, 2021 included higher labor and benefit expenses as compared to 2020.

Depreciation and Amortization expense increased $3.3 million, or 3 percent, from 2020 primarily due to additional property, plant and equipment in service resulting from the GNTL being placed into service in June 2020.

Taxes Other than Income Taxes increased $8.6 million, or 24 percent, from 2020 primarily due to higher property tax expense resulting from the GNTL being placed into service in June 2020 as well as higher estimated taxable market values.

Equity Earnings decreased $0.9 million, or 5 percent, from 2020 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2020.

Other Income decreased $3.8 million, or 46 percent, from 2020 primarily due to lower pension and other postretirement plan non-service credits. (See Note 1. Operations and Significant Accounting Policies.)

Income Tax Benefit decreased $5.1 million from 2020 primarily due to lower production tax credits, partially offset by lower pre-tax income.

We expect the annual effective tax rate for Regulated Operations in 2021 to be a lower income tax benefit than in 2020 primarily due to lower production tax credits.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)

ALLETE Clean Energy

Nine Months Ended September 30,	2021	2020
Millions
Operating Revenue
Contracts with Customers – Non-utility	$50.8	$44.0
Other – Non-utility (a)	8.6	8.5
Operating and Maintenance	31.6	26.8
Depreciation and Amortization	36.5	26.4
Taxes Other than Income Taxes	5.3	2.4
Operating Income (Loss)	(14.0)	(3.1)
Interest Expense	(1.1)	(1.4)
Other Income	0.3	0.2
Loss Before Income Taxes	(14.8)	(4.3)
Income Tax Benefit	(12.7)	(14.2)
Net Income (Loss)	(2.1)	9.9
Net Loss Attributable to Non-Controlling Interest	(13.8)	(6.9)
Net Income Attributable to ALLETE	$11.7	$16.8
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $6.9 million, or 13 percent, from 2020 primarily due to revenue from the South Peak and Diamond Spring wind energy facilities which commenced operations in April 2020 and December 2020, respectively, partially offset by the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021.

	Nine Months Ended September 30,
	2021		2020
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	167.1	$15.1	177.3	$15.9
Midwest	610.3	23.0	634.3	23.2
South	666.4	5.8	—	—
West	569.5	15.5	510.6	13.4
Total Production and Operating Revenue	2,013.3	$59.4	1,322.2	$52.5

Operating and Maintenance expense increased $4.8 million, or 18 percent, from 2020 primarily due to operating and maintenance expenses related to the South Peak and Diamond Spring wind energy facilities. These increases were offset by expense management efforts.

Depreciation and Amortization expense increased $10.1 million, or 38 percent, from 2020 primarily due to additional property, plant and equipment in service related to the South Peak and Diamond Spring wind energy facilities.

Taxes Other than Income Taxes increased $2.9 million from 2020 primarily due to higher property tax expense related to the Diamond Spring wind energy facility.

Income Tax Benefit decreased $1.5 million from 2020 primarily due to lower production tax credits.

Net Loss Attributable to Non-Controlling Interest increased $6.9 million from 2020 primarily due to net losses attributable to non-controlling interest for the Diamond Spring wind energy facility.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (Continued)

Corporate and Other

Operating Revenue decreased $2.4 million, or 3 percent, from 2020 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2021 compared to 2020 as well as lower land sales at ALLETE Properties in 2021.

Net Loss Attributable to ALLETE was $3.8 million in 2021 compared to a net loss of $0.7 million in 2020. The net loss in 2021 included higher expenses and additional income tax expense recorded in 2021 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate. These negative impacts were partially offset by earnings from our investment in Nobles 2 which commenced operations in December 2020. Net income at BNI Energy was $5.2 million in 2021 compared to net income of $5.3 million in 2020. The net loss at ALLETE Properties was $1.5 million in 2021 compared to a net loss of $1.7 million in 2020.

Income Taxes – Consolidated

For the nine months ended September 30, 2021, the effective tax rate was a benefit of 27.6 percent (benefit of 30.1 percent for the nine months ended September 30, 2020). The effective tax rate for 2021 was a lower benefit primarily due to higher non-controlling interest and lower production tax credits.

We expect our annual effective tax rate in 2021 to be a lower benefit as compared to 2020 primarily due to higher non-controlling interest and lower production tax credits. (See Note 8. Income Tax Expense.)

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

OUTLOOK

For additional information see our 2020 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated average annual earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2021. Over the next several years, the contribution of ALLETE Clean Energy and its Corporate and Other businesses to net income is expected to increase as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

2022 Minnesota General Rate Case. On November 1, 2021, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 18 percent for retail customers. The rate filing seeks a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $108 million in additional revenue. Once the filing is accepted as complete, an annual interim rate increase of approximately $87 million, subject to refund, which would be an average increase of approximately 14 percent for retail customers, is expected to be implemented within 60 days, subject to MPUC adjustment and authorization. We cannot predict the level of interim or final rates that may be authorized by the MPUC.

Minnesota Power Land Sales. In August 2020, Minnesota Power filed a petition with the MPUC for approval to sell land that surrounds several reservoirs on its hydroelectric system and is no longer required to maintain its operations. The land has an estimated value of approximately $100 million, and Minnesota Power proposed to credit ratepayers the net proceeds from the sales in a future rate case or through its renewable resources rider to mitigate future rate increases. At a hearing on October 14, 2021, the MPUC decided to allow the land sales to occur and the proceeds refunded to ratepayers subject to certain conditions and required compliance filings.
ALLETE, Inc. Third Quarter 2021 Form 10-Q

OUTLOOK (Continued)

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 47 percent of our regulated utility kWh sales in the nine months ended September 30, 2021, were made to our industrial customers (49 percent in the nine months ended September 30, 2020).

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 81 percent of capacity during the first nine months of 2021 compared to 66 percent in the first nine months of 2020. The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected in October 2021 that U.S. steel consumption will increase in 2021 by approximately 15 percent compared to 2020 as well as increase in 2022 by approximately 6 percent compared to 2021.

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

USS Corporation. In April 2020, USS Corporation stated it would idle its Keetac facility in Keewatin, Minnesota, in response to the sudden and dramatic decline in business conditions resulting from the COVID-19 pandemic. In addition, in May 2020, USS Corporation announced that production was expected to be temporarily reduced at its Minntac Plant in Mountain Iron, Minnesota. USS Corporation resumed normal production at its Minntac Plant beginning in late July 2020 and resumed operations at its Keetac facility in December 2020. In October 2021, USS Corporation announced that it will be increasing its blast furnace operating rates at its Gary, Indiana steel mill through the installation of a 500,000 ton per year pig iron caster. When completed in early 2023, this pig iron produced from Minnesota iron ore would be used at USS Corporation’s Big River steel making facility in Osceola, Arkansas. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

Cliffs. In December 2020, Cliffs announced that it had completed the previously announced acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs had stated that upon closure of the acquisition Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The acquisition included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs is now Minnesota Power’s largest customer. The acquisition has increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and the related Minnesota iron ore production.

In October 2021, Cliffs indicated it plans to move direct reduced-grade pellet production to its Minorca mine and Northshore Mining would become a “swing facility” due to the high royalty rates at its Babbitt, Minnesota mine. No announcement was made on the timing of this change in operation or the amount of investment required at Minorca to transition to this new product for ultimate use in its blast furnaces.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Minnesota Sulfate Wild Rice Water Quality Standard. On April 29, 2021, the EPA identified rivers and lakes in Minnesota in which wild rice grows that have sulfate levels that exceed Minnesota’s sulfate limit for wild rice waters. On September 1, 2021, three additional wild rice waters with sulfate levels that exceed Minnesota’s sulfate limit were identified. The EPA directed the MPCA to add these rivers and lakes to its list of impaired waters which can be used to set limits in discharge permits for industrial activities such as mining. Minnesota Power’s taconite customers could be adversely impacted if they are required to significantly reduce sulfate discharges.

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

On August 2, 2021, Minnesota Power filed a petition with the MPUC requesting the MPUC to interpret the electric service agreement (ESA) between Minnesota Power and Verso Corporation finding that Verso Corporation has tariff obligations and owes minimum firm demand payments during the term of the ESA. Minnesota Power filed this petition in response to Verso Corporation ceasing to make its minimum firm demand payments under the ESA. At a hearing on October 14, 2021, the MPUC agreed with Minnesota Power’s petition and concluded that the MPUC has jurisdiction to interpret the relevant provisions of the ESA, and the ESA requires Verso Corporation to continue full minimum firm demand payments for a period of two years from the January 29, 2021, notice of termination, regardless of Minnesota Power’s electricity sales to a new customer at the former Verso Corporation facility. Minnesota Power has a receivable related to the ESA of approximately $1.2 million as of September 30, 2021. In addition, Verso Corporation owes Minnesota Power payments under a steam agreement, which is proceeding through arbitration. Minnesota Power has a receivable under the steam agreement of approximately $2.4 million as of September 30, 2021. Minnesota Power expects to fully collect these outstanding account receivable balances as well as Verso Corporation’s remaining obligations under the ESA.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

PolyMet was issued all necessary permits to construct and operate its new mining operation; however, in early 2020, the Minnesota Court of Appeals reversed decisions granting PolyMet’s permit to mine, dam-safety permits and air permits. PolyMet filed petitions for further review with the Minnesota Supreme Court seeking to overturn the Minnesota Court of Appeals decisions. In February 2021, the Minnesota Supreme Court overturned a decision by the Minnesota Court of Appeals that had remanded the air permit back to the MPCA and returned the case to the Minnesota Court of Appeals. On July 19, 2021, the Minnesota Court of Appeals remanded PolyMet’s air permit to the MPCA seeking additional explanation supporting the MPCA’s permitting decision. On March 8, 2021, the U.S. District Court of Minnesota granted an EPA request to conduct a 90-day review of downstream water quality under Section 401(a)(2) of the Clean Water Act. Given the EPA's downstream water quality determination is necessary for PolyMet's federal Section 404 wetlands permit, on March 17, 2021, the U.S. Army Corps of Engineers notified PolyMet it had suspended the permit for the duration of the EPA's review. On April 28, 2021, the Minnesota Supreme Court reversed the Minnesota Court of Appeals decision on the dam-safety permits while also upholding its decision on PolyMet’s permit to mine. The decision requires the DNR to hold a contested case hearing regarding the effectiveness of bentonite clay capping for eventual closure of PolyMet’s planned tailings basin and to also determine a fixed term for the permit to mine. Minnesota Power could supply between 45 MW and 50 MW of load under a 10-year power supply contract with PolyMet that would begin upon start-up of operations.

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

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply to 70 percent by 2030, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in mid-2022.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Nemadji Trail Energy Center. In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a natural gas capacity dedication and other affiliated-interest agreements for NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2025 pursuant to the capacity dedication agreement.

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. (See Note 3. Equity Investments.) As of September 30, 2021, our equity investment in ATC was $153.0 million ($149.0 million as of December 31, 2020).

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a May 2020 FERC order that granted rehearing of a 2019 FERC order. These FERC orders are subject to various outstanding legal challenges related to the refund period ordered by the FERC. If these legal challenges are successful, ATC may be required to provide refunds to its customers of up to approximately $66 million of which our share would be approximately $5 million pre-tax.

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

ALLETE Clean Energy.

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,000 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy currently has an approximately 300 MW wind energy facility under construction. ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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
ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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
Corporate and Other.

BNI Energy. BNI Energy anticipates selling 3.6 million tons of lignite coal in 2021 (4.2 million tons were sold in 2020) and has sold 2.9 million tons for the nine months ended September 30, 2021 (3.1 million tons were sold for the nine months ended September 30, 2020). BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates the 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 3. Equity Investments.) As of September 30, 2021, our equity investment in Nobles 2 was $164.8 million ($152.2 million at December 31, 2020).

South Shore Energy. South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2025 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy’s portion is expected to be approximately $140 million. South Shore Energy’s portion of NTEC project costs incurred through September 30, 2021, is approximately $15 million of which approximately $8 million related to development costs sold to Basin.

On September 22, 2021, South Shore Energy entered into an agreement with a wholly-owned subsidiary of Basin pursuant to which South Shore Energy agreed to sell to Basin a portion of its interest in NTEC for approximately $20 million representing reimbursement of current costs plus a fee for prior development costs and risks incurred. Pursuant to this transaction, which closed on October 1, 2021, South Shore Energy sold a portion of its undivided ownership interest in NTEC to Basin, such that, South Shore Energy now owns a 20 percent undivided ownership interest in NTEC, Basin owns a 30 percent undivided ownership interest in NTEC and Dairyland Power Cooperative continues to own a 50 percent undivided ownership interest in NTEC. The closing of the transaction resulted in the recognition of an approximately $8.5 million after-tax gain recorded in Corporate and Other in the fourth quarter of 2021, related to prior development costs and risks incurred.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

OUTLOOK (Continued)
Corporate and Other (Continued)

ALLETE Properties. ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ primary project in Florida is Town Center at Palm Coast, with approximately 700 acres of land available for sale. In addition to this project, ALLETE Properties has approximately 600 acres of other land available for sale. Market conditions can impact land sales and could result in our inability to cover our cost basis and operating expenses including fixed carrying costs such as community development district assessments and property taxes.

Our strategy incorporates the possibility of a bulk sale of the entire ALLETE Properties portfolio. Proceeds from a bulk sale would be strategically deployed to support growth initiatives at our Regulated Operations and ALLETE Clean Energy. ALLETE Properties also continues to pursue sales of individual parcels over time and will continue to maintain key entitlements and infrastructure.

Income Taxes.

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2021. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as investment tax credits, production tax credits, non-controlling interest, AFUDC-Equity, depletion, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 25 to 30 percent for 2021 primarily due to federal production tax credits as a result of wind energy generation. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2021, we had cash and cash equivalents of $59.0 million, $380.6 million in available consolidated lines of credit, 2.6 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 42 percent. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2021	%	December 31, 2020	%
Millions
ALLETE Equity	$2,340.0	47	$2,294.6	50
Non-Controlling Interest in Subsidiaries	514.5	11	505.6	11
Short-Term and Long-Term Debt (a)	2,036.1	42	1,806.4	39
	$4,890.6	100	$4,606.6	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2021	2020
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$65.2	$92.5
Cash Flows from (used for)
Operating Activities	209.2	241.9
Investing Activities	(397.1)	(631.2)
Financing Activities	188.1	381.9
Change in Cash, Cash Equivalents and Restricted Cash	0.2	(7.4)
Cash, Cash Equivalents and Restricted Cash at End of Period	$65.4	$85.1

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Financing Activities. Cash from financing activities was lower in 2021 compared to 2020 primarily due to higher repayments of short-term and long-term debt, lower proceeds from the issuance of short-term and long-term debt, and lower proceeds from non-controlling interest in subsidiaries in 2021. These decreases were partially offset by higher proceeds from the issuance of common stock in 2021.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2021, we had consolidated bank lines of credit aggregating $432.0 million ($407.0 million as of December 31, 2020), the majority of which expire in January 2024. We had $26.2 million outstanding in standby letters of credit and $25.2 million outstanding draws under our lines of credit as of September 30, 2021 ($22.3 million in standby letters of credit and no outstanding draws as of December 31, 2020). We also have other credit facility agreements in place that provide the ability to issue up to $100.0 million in standby letters of credit. As of September 30, 2021, we had $85.7 million outstanding in standby letters of credit under these agreements.

In addition, as of September 30, 2021, we had 3.2 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.6 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, as amended most recently in May 2020. The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the nine months ended September 30, 2021, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $14.6 million (0.3 million shares were issued for the nine months ended September 30, 2020, resulting in net proceeds of $12.8 million).

For the nine months ended September 30, 2021, 0.2 million shares of common stock were issued under the agreement with Lampert Capital Markets, resulting in net proceeds of $16.4 million (no shares were issued for the nine months ended September 30, 2020).

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

Capital Requirements. Our capital expenditures for 2021 are expected to be approximately $500 million. For the nine months ended September 30, 2021, capital expenditures totaled $378.1 million ($457.1 million for the nine months ended September 30, 2020). The expenditures were primarily made in the ALLETE Clean Energy and Regulated Operations segments.

As a result of the sale of a portion of NTEC by South Shore Energy to Basin, the expected capital expenditures for NTEC by South Shore Energy for the years 2021 through 2025 are now expected to be approximately $140 million. (See Outlook – Corporate and Other – South Shore Energy.)

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

Employees.

As of September 30, 2021, ALLETE had 1,373 employees, of which 1,341 were full-time.

Minnesota Power and SWL&P have an aggregate of 468 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and on January 31, 2022, for SWL&P.

BNI Energy has 175 employees, of which 129 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2021, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2021, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $3.4 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2021.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2021, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

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

In addition, ALLETE’s Bylaws provide that for proposals, other than those described in the preceding paragraph, including nominations for director and other shareholder proposals to be properly brought before an annual meeting by a shareholder, the shareholder must have delivered timely notice to ALLETE’s Secretary. To be timely, notice for business to be brought before an annual meeting of shareholders generally must be received not less than 90 days nor more than 120 days prior to the anniversary of the immediately preceding annual meeting. Therefore, for the 2022 Annual Meeting scheduled for May 10, 2022, ALLETE must receive notice between January 11, 2022, and February 10, 2022. Notice must also comply with the applicable informational and other requirements set forth in ALLETE’s Bylaws.

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

ALLETE, Inc. Third Quarter 2021 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
4	Forty-Second Supplemental Indenture, dated as of September 1, 2021, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Eva Waite, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated November 4, 2021, announcing 2021 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Third Quarter 2021 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 4, 2021	/s/ Robert J. Adams
Robert J. Adams
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

November 4, 2021	/s/ Steven W. Morris
Steven W. Morris
Vice President and Chief Accounting Officer
(Principal Accounting Officer)
ALLETE, Inc. Third Quarter 2021 Form 10-Q