Form 10-Q
period 2022-03-31
ALLETE INC
filed 2022-05-05
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

Common Stock, without par value,
53,308,809 shares outstanding
as of March 31, 2022

ALLETE, Inc. First Quarter 2022 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal S.A.
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative, a North Dakota cooperative corporation
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
Husky Energy	Husky Energy Inc.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
ALLETE, Inc. First Quarter 2022 Form 10-Q

Abbreviation or Acronym	Term
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. First Quarter 2022 Form 10-Q

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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2021 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. First Quarter 2022 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2022	December 31, 2021
Millions
Assets
Current Assets
Cash and Cash Equivalents	$60.1	$45.1
Accounts Receivable (Less Allowance of $1.9 and $1.8)	118.4	123.7
Inventories – Net	196.6	97.7
Prepayments and Other	105.4	24.8
Total Current Assets	480.5	291.3
Property, Plant and Equipment – Net	5,078.3	5,100.2
Regulatory Assets	464.2	511.8
Equity Investments	320.6	318.0
Other Non-Current Assets	212.4	213.7
Total Assets	$6,556.0	$6,435.0
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$75.9	$111.0
Accrued Taxes	78.5	65.1
Accrued Interest	15.3	20.1
Long-Term Debt Due Within One Year	278.1	214.2
Other	108.8	133.0
Total Current Liabilities	556.6	543.4
Long-Term Debt	1,669.4	1,763.2
Deferred Income Taxes	188.3	185.7
Regulatory Liabilities	533.4	536.1
Defined Benefit Pension and Other Postretirement Benefit Plans	177.2	179.5
Other Non-Current Liabilities	287.6	280.8
Total Liabilities	3,412.5	3,488.7
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 53.3 and 53.2 Shares Issued and Outstanding	1,541.3	1,536.7
Accumulated Other Comprehensive Loss	(24.0)	(23.8)
Retained Earnings	932.0	900.2
Total ALLETE Equity	2,449.3	2,413.1
Non-Controlling Interest in Subsidiaries	694.2	533.2
Total Equity	3,143.5	2,946.3
Total Liabilities and Equity	$6,556.0	$6,435.0
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$329.0	$293.0
Contracts with Customers – Non-utility	51.7	43.4
Other – Non-utility	2.8	2.8
Total Operating Revenue	383.5	339.2
Operating Expenses
Fuel, Purchased Power and Gas – Utility	137.4	120.4
Transmission Services – Utility	19.9	17.7
Cost of Sales – Non-utility	17.0	16.8
Operating and Maintenance	75.3	66.3
Depreciation and Amortization	61.7	58.0
Taxes Other than Income Taxes	18.8	18.0
Total Operating Expenses	330.1	297.2
Operating Income	53.4	42.0
Other Income (Expense)
Interest Expense	(18.3)	(17.1)
Equity Earnings	5.5	4.8
Other	2.0	3.3
Total Other Expense	(10.8)	(9.0)
Income Before Income Taxes	42.6	33.0
Income Tax Benefit	(3.9)	(10.4)
Net Income	46.5	43.4
Net Loss Attributable to Non-Controlling Interest	(19.8)	(8.4)
Net Income Attributable to ALLETE	$66.3	$51.8
Average Shares of Common Stock
Basic	53.3	52.1
Diluted	53.3	52.2
Basic Earnings Per Share of Common Stock	$1.24	$0.99
Diluted Earnings Per Share of Common Stock	$1.24	$0.99
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Millions
Net Income	$46.5	$43.4
Other Comprehensive Income (Loss)
Unrealized Loss on Securities
Net of Income Tax Expense of $– and $–	(0.3)	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1 and $0.1	0.1	0.4
Total Other Comprehensive Income (Loss)	(0.2)	0.4
Total Comprehensive Income	46.3	43.8
Net Loss Attributable to Non-Controlling Interest	(19.8)	(8.4)
Total Comprehensive Income Attributable to ALLETE	$66.1	$52.2
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Millions
Operating Activities
Net Income	$46.5	$43.4
AFUDC – Equity	(0.9)	(0.5)
Income from Equity Investments – Net of Dividends	0.4	1.0
Loss (Gain) on Investments and Property, Plant and Equipment	0.1	(0.5)
Depreciation Expense	61.7	58.0
Amortization of PSAs	(2.8)	(2.8)
Amortization of Other Intangible Assets and Other Assets	2.1	2.5
Deferred Income Tax Benefit	(4.0)	(10.4)
Share-Based and ESOP Compensation Expense	1.3	1.7
Defined Benefit Pension and Postretirement Benefit Expense (Benefit)	(0.4)	1.1
Bad Debt Expense	0.4	0.4
Changes in Operating Assets and Liabilities
Accounts Receivable	4.9	(2.2)
Inventories	(98.9)	0.2
Prepayments and Other	(7.4)	(1.3)
Accounts Payable	(10.6)	(8.6)
Other Current Liabilities	(1.0)	23.5
Cash Contributions to Defined Benefit Pension Plans	—	(10.3)
Changes in Regulatory and Other Non-Current Assets	2.0	(0.6)
Changes in Regulatory and Other Non-Current Liabilities	1.8	(6.1)
Cash (used in) provided by Operating Activities	(4.8)	88.5
Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.5	1.2
Payments for Purchase of Available-for-sale Securities	(0.4)	(0.6)
Payments for Equity Method Investments	(2.7)	(1.0)
Additions to Property, Plant and Equipment	(57.3)	(134.4)
Other Investing Activities	(0.2)	3.9
Cash used in Investing Activities	(60.1)	(130.9)
Financing Activities
Proceeds from Issuance of Common Stock	3.3	5.0
Proceeds from Issuance of Short-Term and Long-Term Debt	228.9	194.9
Repayments of Short-Term and Long-Term Debt	(259.2)	(41.4)
Proceeds from Non-Controlling Interest in Subsidiaries - Net	154.1	28.9
Dividends on Common Stock	(34.5)	(32.8)
Other Financing Activities	(0.4)	(0.4)
Cash provided by Financing Activities	92.2	154.2
Change in Cash, Cash Equivalents and Restricted Cash	27.3	111.8
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	47.7	65.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$75.0	$177.0
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Three Months Ended
	March 31,
	2022	2021
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,536.7	$1,460.9
Common Stock Issued	4.6	6.7
Balance, End of Period	1,541.3	1,467.6

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.8)	(31.1)
Other Comprehensive Income - Net of Income Taxes
Unrealized Loss on Debt Securities	(0.3)	—
Defined Benefit Pension and Other Postretirement Plans	0.1	0.4
Balance, End of Period	(24.0)	(30.7)

Retained Earnings
Balance, Beginning of Period	900.2	864.8
Net Income Attributable to ALLETE	66.3	51.8
Common Stock Dividends	(34.5)	(32.8)
Balance, End of Period	932.0	883.8

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	533.2	505.6
Proceeds from Non-Controlling Interest in Subsidiaries - Net of Issuance Costs	181.2	28.9
Net Loss Attributable to Non-Controlling Interest	(19.8)	(8.4)
Distributions to Non-Controlling Interest	(0.4)	(0.4)
Balance, End of Period	694.2	525.7

Total Equity	$3,143.5	$2,846.4

Dividends Per Share of Common Stock	$0.65	$0.63
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2021, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2022, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and notes included in our 2021 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2022, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2020
Millions
Cash and Cash Equivalents	$60.1	$45.1	$159.0	$44.3
Restricted Cash included in Prepayments and Other	7.1	0.3	7.1	0.8
Restricted Cash included in Other Non-Current Assets	7.8	2.3	10.9	20.1
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$75.0	$47.7	$177.0	$65.2

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2022	December 31, 2021
Millions
Fuel (a)	$17.4	$18.7
Materials and Supplies	60.0	56.1
Construction of Wind Energy Facilities (b)	119.2	22.9
Total Inventories – Net	$196.6	$97.7
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Project costs related to ALLETE Clean Energy’s Northern Wind and Red Barn wind projects which are expected to be sold in late 2022 and 2023, respectively. (See Other Current Liabilities.)

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	March 31, 2022	December 31, 2021
Millions
Contract Assets (a)	$22.7	$23.3
Operating Lease Right-of-use Assets	15.4	16.4
ALLETE Properties	19.4	19.4
Restricted Cash	7.8	2.3
Other Postretirement Benefit Plans	65.4	64.8
Other	81.7	87.5
Total Other Non-Current Assets	$212.4	$213.7
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	March 31, 2022	December 31, 2021
Millions
Customer Deposits (a)	$28.9	$27.2
PSAs	12.6	12.6
Manufactured Gas Plant (b)	1.9	12.8
Fuel Adjustment Clause	4.1	5.0
Operating Lease Liabilities	4.4	4.8
Redeemable Non-Controlling Interest (c)	—	30.6
Other	56.9	40.0
Total Other Current Liabilities	$108.8	$133.0
(a) Primarily related to deposits received by ALLETE Clean Energy for the Northern Wind and Red Barn wind projects which are expected to be sold in late 2022 and 2023, respectively. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.
(c) Amount reclassified from Non-Controlling Interest in Subsidiaries resulting from the exercise of an option to buy out a non-controlling interest, which was paid in the first quarter of 2022.

Other Non-Current Liabilities	March 31, 2022	December 31, 2021
Millions
Asset Retirement Obligation (a)	$189.1	$184.5
PSAs	36.3	39.5
Manufactured Gas Plant (b)	16.1	5.2
Operating Lease Liabilities	10.9	11.6
Other	35.2	40.0
Total Other Non-Current Liabilities	$287.6	$280.8
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $28.5 million in Other Non-Current Assets on the Consolidated Balance Sheet as of March 31, 2022, ($28.5 million as of December 31, 2021).
(b)The manufactured gas plant represents the non-current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.
ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Income
Three Months Ended March 31,	2022	2021
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$2.6	$1.9
Interest and Investment Income	0.1	1.1
AFUDC - Equity	0.9	0.5
Other	(1.6)	(0.2)
Total Other Income	$2.0	$3.3
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2022	2021
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$22.4	$21.2
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(24.5)	$5.6
Capitalized Asset Retirement Costs	$3.0	$3.5
AFUDC–Equity	$0.9	$0.5

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries on the Consolidated Balance Sheet and net loss attributable to non-controlling interest on the Consolidated Statement of Income represent the portion of equity ownership and earnings, respectively, of subsidiaries that are not attributable to equity holders of ALLETE. These amounts are primarily related to the tax equity financing structures for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak, 303 MW Diamond Spring and 303 MW Caddo wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility.

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

On April 15, 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. Total consideration of approximately $158.7 million was paid in cash on the acquisition date, which is net of cash acquired, debt assumed and subject to a working capital adjustment. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development and finance company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. The acquisition of New Energy is consistent with ALLETE’s stated strategy of additional investment in renewable energy and related infrastructure across North America to support the Company’s sustainability-in-action strategy while providing potential long-term earnings growth. Due to the limited amount of time since the acquisition date, the preliminary acquisition valuation for the business combination is incomplete at this time. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including goodwill. Transaction costs related to the acquisition were expensed as incurred and were not material to results presented in the Consolidated Statement of Income.

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2021 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $6.5 million for the three months ended March 31, 2022 ($9.6 million for the three months ended March 31, 2021).

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

2022 Wisconsin General Rate Case. On April 29, 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 2.7 percent for retail customers. The filing seeks an overall return on equity of 10.4 percent and a 55 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $3.3 million in additional revenue.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in a 2020 order. On February 2, 2022, Minnesota Power submitted its 2022 renewable factor filing, which included a request to recover a regulatory asset of $3.8 million related to the recognition of production tax credits due to a metering error at Bison. If the filing is approved, Minnesota Power would be authorized to include updated billing rates on customer bills; any portion disallowed would be charged to earnings.

Fuel Adjustment Clause. In 2020, Minnesota Power filed its fuel adjustment forecast for 2021, which was approved by the MPUC in a December 2020 order, subject to the annual prudence review and true-up filing in 2022. During 2021, Minnesota Power incurred higher fuel and purchased power costs than those forecasted in its May 2020 filing, which resulted in the recognition of an approximately $56 million regulatory asset through December 31, 2021. Minnesota Power submitted its annual true-up filing and a significant events filing in March 2022 requesting recovery of these under-collected fuel adjustment clause recoveries. No parties objected to the request; recovery of the regulatory asset began in April 2022 and will continue through mid-2023, subject to final approval by the MPUC which is expected in mid-2022.

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

ALLETE, Inc. First Quarter 2022 Form 10-Q

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

Regulatory Assets and Liabilities	March 31, 2022	December 31, 2021
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$39.8	—
Total Current Regulatory Assets	39.8	—
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	223.2	$226.4
Income Taxes	101.5	104.7
Cost Recovery Riders	60.6	63.2
Asset Retirement Obligations	33.5	33.1
Fuel Adjustment Clause	18.5	56.4
Manufactured Gas Plant	17.4	17.0
PPACA Income Tax Deferral	4.3	4.3
Residential Customer Interim Rate Adjustment	2.0	—
Other	3.2	6.7
Total Non-Current Regulatory Assets	464.2	511.8
Total Regulatory Assets	$504.0	$511.8

Current Regulatory Liabilities (b)
Fuel Adjustment Clause	$4.1	$5.0
Transmission Formula Rates Refund	2.9	3.1
Other	0.7	0.5
Total Current Regulatory Liabilities	7.7	8.6
Non-Current Regulatory Liabilities
Income Taxes	344.8	353.4
Wholesale and Retail Contra AFUDC	83.0	83.7
Plant Removal Obligations	54.2	52.6
North Dakota Investment Tax Credits	13.7	12.2
Defined Benefit Pension and Other Postretirement Benefit Plans	26.5	28.1
Boswell Units 1 and 2 Net Plant and Equipment	1.6	0.4
Other	9.6	5.7
Total Non-Current Regulatory Liabilities	533.4	536.1
Total Regulatory Liabilities	$541.1	$544.7
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2021	$154.5
Cash Investments	2.7
Equity in ATC Earnings	5.4
Distributed ATC Earnings	(4.4)
Amortization of the Remeasurement of Deferred Income Taxes	0.3
Equity Investment Balance as of March 31, 2022	$158.5

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the refund period ordered by the FERC. If these legal challenges are successful, ATC may be required to provide refunds to its customers of up to approximately $66 million of which our share would be approximately $5 million pre-tax. In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 proposing to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2021	$163.5
Equity in Nobles 2 Earnings (a)	0.1
Distributed Nobles 2 Earnings	(1.5)
Equity Investment Balance as of March 31, 2022	$162.1
(a)The Company also recorded net loss attributable to non-controlling interest of $3.2 million related to its investment in Nobles 2.

NOTE 4. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 6. Fair Value to the Consolidated Financial Statements in our 2021 Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022, and December 31, 2021. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of March 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.9	—	—	$8.9
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.5	—	5.5
Cash Equivalents	3.4	—	—	3.4
Total Fair Value of Assets	$12.3	$5.5	—	$17.8

Liabilities
Deferred Compensation (c)	—	$16.5	—	$16.5
Total Fair Value of Liabilities	—	$16.5	—	$16.5

	Fair Value as of December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.9	—	—	$8.9
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.2	—	6.2
Cash Equivalents	2.5	—	—	2.5
Total Fair Value of Assets	$11.4	$6.2	—	$17.6

Liabilities
Deferred Compensation (c)	—	$18.0	—	$18.0
Total Fair Value of Liabilities	—	$18.0	—	$18.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of March 31, 2022, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.8 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.5 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
March 31, 2022	$1,956.1	$1,962.9
December 31, 2021	$1,986.4	$2,192.6
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2022, and the year ended December 31, 2021, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices or lower wind resource expectations could result in a future impairment.
ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2022, and December 31, 2021:

March 31, 2022	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$278.3	$(0.2)	$278.1
Long-Term Debt	1,677.8	(8.4)	1,669.4
Total Debt	$1,956.1	$(8.6)	$1,947.5

December 31, 2021	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$214.4	$(0.2)	$214.2
Long-Term Debt	1,772.0	(8.8)	1,763.2
Total Debt	$1,986.4	$(9.0)	$1,977.4

We had $33.2 million outstanding in standby letters of credit and $70.6 million outstanding draws under our lines of credit as of March 31, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021).

On February 28, 2022, ALLETE entered into an unsecured term loan agreement (February Term Loan) to borrow up to $175 million. No draws were made on the February Term Loan, which was subsequently terminated in April 2022.

On March 24, 2022, ALLETE entered into a $170 million unsecured term loan agreement (March Term Loan). The Term Loan is due March 23, 2023, and may be repaid at any time. Interest is payable monthly at a rate per annum equal to SOFR plus 0.75 percent. Proceeds from the Term Loan were used for general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2022, our ratio was approximately 0.40 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of March 31, 2022, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. First Quarter 2022 Form 10-Q

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

Our PPAs are summarized in Note 8. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2021 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2022, Square Butte had total debt outstanding of $218.3 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2022, was $20.3 million ($19.6 million for the same period in 2021). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $1.0 million ($1.5 million for the same period in 2021). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, Minnesota Power sold to Minnkota Power approximately 32 percent in 2022 and 28 percent in 2021.

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

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOX and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The EPA’s CSAPR Update Rule issued in March 2021, to revise the 2016 CSAPR Update does not apply to the state of Minnesota and is therefore not currently projected to affect Minnesota Power’s CSAPR compliance. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it will reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS, with a proposed rulemaking anticipated in mid-2022. The EPA has not stated its intent with regard to the 2020 Ozone NAAQS rule finalized in December 2020.

EPA Good Neighbor Plan for 2015 Ozone NAAQS. On April 6, 2022, the EPA published a proposed rule, the Good Neighbor Plan, to address regional ozone transport for the 2015 Ozone NAAQS by reducing NOx emissions during the period of May 1st through September 30th (ozone season). This rule is intended to address certain good neighbor or interstate transport provisions of the Clean Air Act relative to the 2015 Ozone NAAQS. In the justification for the proposed rule, the EPA asserted that 26 states, including Minnesota, are modeled as significant contributors to downwind states’ challenges in attaining or maintaining ozone NAAQS compliance within their state borders. The Good Neighbor Plan proposes to resolve this interstate transport issue by implementing a variety of NOx reduction strategies, including federal implementation plan requirements, NOx emission limitations, and ozone season allowance program requirements, beginning with the 2023 ozone season. The proposed rule would apply to fossil-fuel fired power plants in 25 states and certain other industrial sources in 23 states. Implementation of the rule would occur in part through changes to the existing CSAPR program.

Minnesota Power is reviewing the proposed rule and assessing its potential impacts. Comments are due to the EPA by June 6, 2022. Anticipated compliance costs related to the Good Neighbor Plan cannot yet be estimated; however, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

On January 19, 2021, the D.C. Circuit issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal. Four petitions for review of the D.C. Circuit’s opinion were subsequently granted by the U.S. Supreme Court on October 29, 2021. Oral arguments were held on February 28, 2022, with a decision expected in mid-2022. In 2021, the EPA also indicated that it intends to issue a proposed rule in July 2022 and a final rule in July 2023 with a new set of emission guidelines for states to follow in submitting state plans to establish and implement standards of performance for GHG emissions from existing fossil fuel-fired electric generating units. Minnesota Power will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

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

Additionally on January 13, 2021, the EPA issued a rulemaking to apply CO2 emission New Source Performance Standards (NSPS) to new, modified and reconstructed fossil fuel-fired electric generating units under Section 111(b) of the CAA. Minnesota Power is monitoring the NSPS final rule and any further Section 111(b) developments including their potential impact to the Company. The proposed combined-cycle natural gas-fired generating facility, NTEC, is expected to meet these NSPS requirements.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

ALLETE, Inc. First Quarter 2022 Form 10-Q

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

In April 2021, the MPCA’s proposed list of impaired waters submitted pursuant to the Clean Water Act was partially rejected by the EPA due to the absence of wild rice waters listed for sulfate impairment. The EPA transmitted a final list of 32 EPA-added wild rice waters to the MPCA on November 5, 2021. This list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time we are unable to determine the specific impacts these developments may have on Minnesota Power operations, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

Other Environmental Matters.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of March 31, 2022, we have recorded a liability of approximately $18 million for remediation costs at this site after further refining the scope of work and cost estimates as well as incorporating detailed design components specific to the site in 2021 (approximately $18 million as of December 31, 2021); however, SWL&P continues to work with the WDNR on the extent of contamination which may result in additional remediation costs being identified. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2024.

ALLETE, Inc. First Quarter 2022 Form 10-Q

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of March 31, 2022, we had $147.2 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of March 31, 2022, we had $18.1 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of March 31, 2022, ALLETE Clean Energy has $93.4 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

BNI Energy. As of March 31, 2022, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of March 31, 2022, ALLETE South Wind has $11.8 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of March 31, 2022, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

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

Minnesota Power has been named in a lawsuit where a contractor performing work at one of its facilities experienced an injury and subsequently filed a lawsuit seeking compensatory damages. In the second quarter of 2022, Minnesota Power reached an agreement to settle the lawsuit with the plaintiff. The settlement is covered by the Company’s insurance coverage, subject to a deductible which has been previously expensed. The settlement, which was recorded in the financial statements for the period ended March 31, 2022, did not have a material impact on our financial position or results of operations.

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2022			2021
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three Months Ended March 31,
Net Income Attributable to ALLETE	$66.3		$66.3	$51.8		$51.8
Average Common Shares	53.3	—	53.3	52.1	0.1	52.2
Earnings Per Share	$1.24		$1.24	$0.99		$0.99

On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

NOTE 8. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2022	2021
Millions
Current Income Tax Expense (a)
Federal	—	—
State	$0.1	—
Total Current Income Tax Expense	$0.1	—
Deferred Income Tax Expense (Benefit)
Federal (b)	$(8.6)	$(14.1)
State	4.8	3.9
Investment Tax Credit Amortization	(0.2)	(0.2)
Total Deferred Income Tax Benefit	$(4.0)	$(10.4)
Total Income Tax Benefit	$(3.9)	$(10.4)
(a)For the three months ended March 31, 2022 and 2021, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For the three months ended March 31, 2022 and 2021, the federal income tax benefit is primarily due to production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 8. INCOME TAX EXPENSE (Continued)

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2022	2021
Millions
Income Before Income Taxes	$42.6	$33.0
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$8.9	$6.9
Increase (Decrease) in Income Tax Due to:
State Income Taxes (Credit) – Net of Federal Income Tax Benefit	3.9	3.1
Production Tax Credits	(17.6)	(18.6)
Regulatory Differences – Excess Deferred Tax	(3.8)	(3.2)
Non-Controlling Interest in Subsidiaries	3.8	1.8
Share-Based Compensation	0.5	0.5
Other	0.4	(0.9)
Total Income Tax Benefit	$(3.9)	$(10.4)

For the three months ended March 31, 2022, the effective tax rate was a benefit of 9.2 percent (benefit of 31.5 percent for the three months ended March 31, 2021). The effective tax rate for 2022 and 2021 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of March 31, 2022, we had gross unrecognized tax benefits of $1.3 million ($1.3 million as of December 31, 2021). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2019, or state examination for years before 2018.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2022	2021	2022	2021
Millions
Three Months Ended March 31,
Service Cost	$2.4	$2.7	$0.8	$0.9
Non-Service Cost Components (a)
Interest Cost	6.7	6.1	1.1	1.1
Expected Return on Plan Assets	(10.4)	(10.8)	(2.4)	(2.4)
Amortization of Prior Service Credits	—	—	(1.9)	(1.9)
Amortization of Net Loss	3.2	4.7	0.1	0.7
Net Periodic Benefit Cost (Credit)	$1.9	$2.7	$(2.3)	$(1.6)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the three months ended March 31, 2022, we made no contributions to the defined benefit pension plans ($10.3 million for the three months ended March 31, 2021); we do not expect to make any contributions to our defined benefit pension plans in 2022. For the three months ended March 31, 2022 and 2021, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2022.

ALLETE, Inc. First Quarter 2022 Form 10-Q

NOTE 10. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land holdings in Minnesota, and earnings on cash and investments.

	Three Months Ended
	March 31,
	2022	2021
Millions
Operating Revenue
Regulated Operations
Residential	$56.0	$45.6
Commercial	48.3	39.7
Municipal	12.1	12.6
Industrial	147.8	129.0
Other Power Suppliers	41.0	38.4
Other	23.8	27.7
Total Regulated Operations	329.0	293.0

ALLETE Clean Energy
Long-term PSA	25.4	18.1
Other	2.8	2.8
Total ALLETE Clean Energy	28.2	20.9

Corporate and Other
Long-term Contract	22.6	21.7
Other	3.7	3.6
Total Corporate and Other	26.3	25.3
Total Operating Revenue	$383.5	$339.2
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$51.5	$45.0

ALLETE Clean Energy	16.5	7.4

Corporate and Other	(1.7)	(0.6)
Total Net Income Attributable to ALLETE	$66.3	$51.8

	March 31, 2022	December 31, 2021
Millions
Assets
Regulated Operations	$4,297.1	$4,289.4

ALLETE Clean Energy	1,816.1	1,719.4

Corporate and Other	442.8	426.2
Total Assets	$6,556.0	$6,435.0
ALLETE, Inc. First Quarter 2022 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2021 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q, including Part II, Item 1A Risk Factors, and our 2021 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 24 of our 2021 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2021 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,300 MW of nameplate capacity wind energy generation that is contracted under PSAs of various durations. In addition, ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. ALLETE Clean Energy currently has approximately 200 MW wind energy facilities under contract to be sold to others.

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; land holdings in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2022, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. First Quarter 2022 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2022, to the three months ended March 31, 2021.

Net income attributable to ALLETE for the three months ended March 31, 2022, was $66.3 million, or $1.24 per diluted share, compared to $51.8 million, or $0.99 per diluted share, for the same period in 2021. Net income in 2022 included transaction costs of $1.4 million after-tax, or $0.03 per share, related to the acquisition of New Energy. Net income in 2021 included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. This winter storm event caused volatility in power prices in the regional power market resulting in losses being incurred under one of the facility’s power sales agreements during portions of the winter storm event. Earnings per share dilution in 2022 was $0.03 due to additional shares of common stock outstanding as of March 31, 2022.

Regulated Operations net income attributable to ALLETE was $51.5 million for the three months ended March 31, 2022, compared to $45.0 million for the same period in 2021. Net income at Minnesota Power was higher than 2021 primarily due to the implementation of interim rates on January 1, 2022, and higher kWh sales to residential and commercial customers. These increases were partially offset by higher costs under a 250 MW PPA, higher operating and maintenance expense, and lower kWh sales to industrial customers.
ALLETE Clean Energy net income attributable to ALLETE was $16.5 million for the three months ended March 31, 2022, compared to $7.4 million for the same period in 2021. Net income in 2022 reflected higher wind resources and lower operating and maintenance expense compared to 2021. In addition, net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021.

Corporate and Other net loss attributable to ALLETE was $1.7 million for the three months ended March 31, 2022, compared to a net loss of $0.6 million for the same period in 2021. The net loss in 2022 included transaction costs of $1.4 million after-tax related to the acquisition of New Energy (see Outlook – New Energy) and higher other expenses compared to 2021, partially offset by higher earnings from our investment in Nobles 2 in 2022, reflecting higher wind resources.

ALLETE, Inc. First Quarter 2022 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2022	2021
Millions
Operating Revenue – Utility	$329.0	$293.0
Fuel, Purchased Power and Gas – Utility	137.4	120.4
Transmission Services – Utility	19.9	17.7
Operating and Maintenance	58.4	50.4
Depreciation and Amortization	43.4	43.0
Taxes Other than Income Taxes	15.2	15.7
Operating Income	54.7	45.8
Interest Expense	(13.9)	(14.2)
Equity Earnings	5.4	5.3
Other Income	1.8	2.4
Income Before Income Taxes	48.0	39.3
Income Tax Benefit	(3.5)	(5.7)
Net Income Attributable to ALLETE	$51.5	$45.0

Operating Revenue – Utility increased $36.0 million from 2021 primarily due to the implementation of interim rates at Minnesota Power on January 1, 2022, higher revenue related to kWh sales, increased gas sales, increased conservation improvement program recoveries and higher fuel adjustment clause recoveries. These increases were partially offset by lower cost recovery rider revenue.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2022, resulting in revenue of $24.3 million. (See Note 2. Regulatory Matters.)

Revenue from kWh sales increased $6.9 million from 2021 reflecting higher sales to residential and commercial customers as well as higher pricing on sales to other power suppliers, partially offset by lower sales to industrial customers and other power suppliers. Sales to residential and commercial customers increased from 2021 primarily due to colder weather in the first quarter of 2022 compared to 2021. Sales to industrial customers decreased primarily due to lower sales to taconite customers resulting from less taconite production in 2022 compared to 2021. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2022 compared to 2021 primarily due to additional kWh sales made in 2021 to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Three Months Ended March 31,	2022	2021	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	355	331	24	7.3%
Commercial	360	341	19	5.6%
Industrial	1,766	1,798	(32)	(1.8)%
Municipal	158	160	(2)	(1.3)%
Total Retail and Municipal	2,639	2,630	9	0.3%
Other Power Suppliers	981	1,248	(267)	(21.4)%
Total Regulated Utility Kilowatt-hours Sold	3,620	3,878	(258)	(6.7)%

Revenue from electric sales to taconite customers accounted for 31 percent of regulated operating revenue in 2022 (31 percent in 2021). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 4 percent of regulated operating revenue in 2022 (4 percent in 2021). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2022 (9 percent in 2021).

ALLETE, Inc. First Quarter 2022 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Continued)
Regulated Operations (Continued)

Gas sales at SWL&P increased $2.8 million as a result of colder weather and higher gas prices in the first quarter of 2022 compared to 2021. (See Fuel, Purchased Power and Gas – Utility.)

Conservation improvement program recoveries increased $2.0 million from 2021 primarily due to a decrease in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Fuel adjustment clause revenue increased $1.7 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Cost recovery rider revenue decreased $3.1 million primarily due to additional production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level above those assumed in Minnesota Power’s base rates, a decrease in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

Operating Expenses increased $27.1 million, or 11 percent, from 2021.

Fuel, Purchased Power and Gas – Utility expense increased $17.0 million, or 14 percent, from 2021 primarily due to higher purchased power prices and fuel costs as well as increased gas prices and sales, partially offset by lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $2.2 million, or 12 percent, from 2021 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $8.0 million, or 16 percent, from 2021 primarily due to an increase in contract and professional services and materials purchased for generation facilities, higher labor expenses and an increase in conservation improvement program expenses. In addition, 2022 included rate case-related expenses for Minnesota Power’s ongoing rate case. (See Note 2. Regulatory Matters.)

Income Tax Benefit decreased $2.2 million from 2021 primarily due to higher pre-tax income. The income tax benefit in 2022 included less income tax benefit recorded in 2022 as GAAP requires the recognition of income taxes at the estimated annual effective tax rate.

We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher pre-tax income and lower production tax credits.

ALLETE, Inc. First Quarter 2022 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Continued)

ALLETE Clean Energy

Three Months Ended March 31,	2022	2021
Millions
Operating Revenue
Contracts with Customers – Non-utility	$25.4	$18.1
Other – Non-utility (a)	2.8	2.8
Operating and Maintenance	11.4	12.2
Depreciation and Amortization	15.4	12.1
Taxes Other than Income Taxes	3.0	1.9
Operating Loss	(1.6)	(5.3)
Interest Expense	(1.1)	(0.4)
Other Income	0.1	0.2
Loss Before Income Taxes	(2.6)	(5.5)
Income Tax Benefit	(2.5)	(5.9)
Net Income (Loss)	(0.1)	0.4
Net Loss Attributable to Non-Controlling Interest	(16.6)	(7.0)
Net Income Attributable to ALLETE	$16.5	$7.4
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $7.3 million, or 35 percent, from 2021 primarily due to the absence of the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021 as well as higher wind resources at other wind energy facilities.

	Three Months Ended March 31,
	2022		2021
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	87.3	$8.0	79.4	$7.2
Midwest	287.6	9.6	240.1	8.4
South	602.9	4.6	276.4	(0.8)
West	258.3	6.0	221.8	6.1
Total Production and Operating Revenue	1,236.1	$28.2	817.7	$20.9

Depreciation and Amortization expense increased $3.3 million, or 27 percent, from 2021 primarily due to additional property, plant and equipment in service related to the Caddo wind energy facility.

Taxes Other than Income Taxes increased $1.1 million from 2021 primarily due to higher property tax expense related to the Caddo wind energy facility.

Income Tax Benefit decreased $3.4 million from 2021 primarily due to a lower pre-tax loss and higher net loss attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest increased $9.6 million from 2021 primarily due to net losses attributable to non-controlling interest for the Caddo wind energy facility as well as higher net losses attributable to non-controlling interests for the Glen Ullin, South Peak and Diamond Spring wind energy facilities resulting from higher wind resources.

ALLETE, Inc. First Quarter 2022 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (Continued)

Corporate and Other

Operating Revenue increased $1.0 million, or 4 percent, from 2021 primarily due to higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses and more tons sold in 2022 compared to 2021.

Net Loss Attributable to ALLETE was $1.7 million in 2022 compared to a net loss of $0.6 million in 2021. The net loss in 2022 included transaction costs of $1.4 million after-tax related to the acquisition of New Energy and higher other expenses compared to 2021, partially offset by higher earnings from our investment in Nobles 2 in 2022 reflecting higher wind resources.

Income Taxes – Consolidated

For the three months ended March 31, 2022, the effective tax rate was a benefit of 9.2 percent (benefit of 31.5 percent for the three months ended March 31, 2021). The effective tax rate for 2022 was a lower benefit primarily due to higher pre-tax income and higher net losses attributable to non-controlling interests in subsidiaries.

We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher net losses attributable to non-controlling interests in subsidiaries, higher pre-tax income, and lower production tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K.

ALLETE, Inc. First Quarter 2022 Form 10-Q

OUTLOOK

For additional information see our 2021 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated average annual earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy, New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2022. Over the next several years, ALLETE expects increased contributions to net income from ALLETE Clean Energy, New Energy, and its Corporate and Other businesses as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

2022 Wisconsin General Rate Case. On April 29, 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 2.7 percent for retail customers. The filing seeks an overall return on equity of 10.4 percent and a 55.0 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $3.3 million in additional revenue.

Industrial Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 49 percent of our regulated utility kWh sales in the three months ended March 31, 2022, were made to our industrial customers (46 percent in the three months ended March 31, 2021).

Cliffs. In 2020, Cliffs announced that it had completed the previously announced acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs had stated that upon closure of the acquisition Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The acquisition included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs is Minnesota Power’s largest customer. The acquisition has increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and the related Minnesota iron ore production.

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

Northshore Mining. On February 11, 2022, Cliffs announced that with the use of additional scrap in its basic oxygen furnaces, iron ore needs are not as high as before. In determining where to adjust production, Cliffs decided to idle all production at its Northshore mine. Cliffs anticipated that the Northshore mine will be temporarily idled for approximately four months during 2022. Cliffs also indicated that going forward it will be limiting the tonnage of iron ore pellets sold to third parties. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Cliffs.)
ALLETE, Inc. First Quarter 2022 Form 10-Q

OUTLOOK (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Paper, Pulp and Secondary Wood Products.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. ST Paper has stated it plans to convert the Duluth Mill to produce tissue. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin Large Power customer service with a minimum term of 6-years upon start-up of operations, which is anticipated in 2023. A petition for approval of the electric service agreement was filed with the MPUC in February 2022. Upon MPUC approval and commencement of start-up of operations, ST Paper will become a Large Power customer as we expect to serve requirements of at least 10 MW of customer load.

ALLETE Clean Energy.

ALLETE Clean Energy will pursue growth through acquisitions or project development. ALLETE Clean Energy is targeting acquisitions of existing operating portfolios which have a mix of long-term PSAs in place and/or available for repowering and recontracting. Further, ALLETE Clean Energy will evaluate actions that will lead to the addition of complimentary clean energy products and services. At this time, ALLETE Clean Energy is focused on actions that will optimize its clean energy project portfolio of operating and development projects, which may include recontracting, repowering, entering into partnerships and divestitures along with continued acquisitions or development of new projects including wind, solar, energy storage or storage ready facilities across North America. ALLETE Clean Energy is also targeting the development of new facilities up to 300 MW each, which will have long-term PSAs in place for the output or may be sold upon completion.

In February 2021, ALLETE Clean Energy entered into a purchase and sale agreement with a subsidiary of Xcel Energy Inc. to sell a 100 MW wind energy facility for approximately $185 million. ALLETE Clean Energy will repower its Northern Wind project, consisting of its 98 MW Chanarambie and Viking wind energy facilities located in southwest Minnesota, as part of the transaction. Construction is expected to begin in the second quarter of 2022 and be completed in late 2022 with the Northern Wind project expected to continue operating until the second quarter of 2022. At a hearing in June 2021, the MPUC approved the sale, which is expected to close in late 2022. In February 2022, ALLETE Clean Energy received its large wind energy conversion permit from the MPUC.

In May 2021, ALLETE Clean Energy announced that it acquired the rights to the approximately 92 MW Red Barn wind development project and the approximately 68 MW Whitetail renewable development project in southwestern Wisconsin. ALLETE Clean Energy also signed an asset sale agreement for the completed Red Barn wind project with the Wisconsin Public Service Corporation and Madison Gas and Electric Company. At a hearing in January 2022, the PSCW approved the sale of the Red Barn wind project, which is expected to close in 2023, subject to completion of construction.

New Energy.

On April 15, 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development and finance company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 250 projects across the nation totaling more than 330 MW. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across 26 different states. New Energy adds value through cost effective development and economies of scale on project implementation, bringing national capabilities to regional co-development partners. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. The acquisition of New Energy is consistent with ALLETE’s stated strategy of additional investment in renewable energy and related infrastructure across North America to support the Company’s sustainability-in-action strategy while providing potential long-term earnings growth. New Energy will continue its current strategy of developing and operating renewable energy projects.

Corporate and Other.

Corporate and Other includes BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land in Minnesota, and earnings on cash and investments.
ALLETE, Inc. First Quarter 2022 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2022, we had cash and cash equivalents of $60.1 million, $328.3 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 38 percent. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2022	%	December 31, 2021	%
Millions
ALLETE Equity	$2,449.3	48	$2,413.1	49
Non-Controlling Interest in Subsidiaries	694.2	14	533.2	11
Short-Term and Long-Term Debt (a)	1,956.1	38	1,986.4	40
	$5,099.6	100	$4,932.7	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2022	2021
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$47.7	$65.2
Cash Flows provided by (used in)
Operating Activities	(4.8)	88.5
Investing Activities	(60.1)	(130.9)
Financing Activities	92.2	154.2
Change in Cash, Cash Equivalents and Restricted Cash	27.3	111.8
Cash, Cash Equivalents and Restricted Cash at End of Period	$75.0	$177.0

Operating Activities. Cash used in operating activities was lower in 2022 compared to 2021. Cash used in operating activities in 2022 reflected higher payments for inventories compared to 2021 primarily related to ALLETE Clean Energy’s Northern Wind and Red Barn projects which will be sold to third parties in late 2022 and 2023 respectively.

Investing Activities. Cash used in investing activities was lower in 2022 compared to 2021. Cash used in investing activities in 2022 reflected lower additions to property, plant and equipment compared to 2021.

Financing Activities. Cash provided by financing activities was lower in 2022 compared to 2021. Cash provided by financing activities in 2022 reflected higher repayments of short-term and long-term debt, partially offset by higher proceeds from non-controlling interest in subsidiaries compared to 2021.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2022, we had consolidated bank lines of credit aggregating $432.0 million ($432.0 million as of December 31, 2021), the majority of which expire in January 2025. We had $33.2 million outstanding in standby letters of credit and $70.6 million outstanding draws under our lines of credit as of March 31, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021). We also have other credit facility agreements in place that provide the ability to issue up to $120.0 million in standby letters of credit. As of March 31, 2022, we had $102.0 million outstanding in standby letters of credit under these agreements.

In addition, as of March 31, 2022, we had 3.0 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

ALLETE, Inc. First Quarter 2022 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Securities. During the three months ended March 31, 2022, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $3.3 million (0.1 million shares were issued for the three months ended March 31, 2021, resulting in net proceeds of $5.0 million).

On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2021 Form 10-K, with additional disclosure in Note 6. Commitments, Guarantees and Contingencies.

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

Capital Requirements. Our capital expenditures for 2022 are expected to be approximately $210 million. For the three months ended March 31, 2022, capital expenditures totaled $34.2 million ($141.7 million for the three months ended March 31, 2021). The expenditures were primarily made in the Regulated Operations segment.

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

ALLETE, Inc. First Quarter 2022 Form 10-Q

OTHER (Continued)

Employees.

As of March 31, 2022, ALLETE had 1,368 employees, of which 1,346 were full-time.

Minnesota Power and SWL&P have an aggregate of 466 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and on January 31, 2024, for SWL&P.

BNI Energy has 174 employees, of which 127 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2022, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2022, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $2.7 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2022.

ALLETE, Inc. First Quarter 2022 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2022, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 8. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2021 Form 10-K and Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2021 Form 10-K.

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

ITEM 5.  OTHER INFORMATION

None.
ALLETE, Inc. First Quarter 2022 Form 10-Q

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
99
ALLETE News Release dated May 5, 2022, announcing 2022 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. First Quarter 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 5, 2022	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. First Quarter 2022 Form 10-Q