Form 10-Q
period 2022-06-30
ALLETE INC
filed 2022-08-03
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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

Common Stock, without par value,
57,071,967 shares outstanding
as of June 30, 2022

ALLETE, Inc. Second Quarter 2022 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal S.A.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
DC	Direct Current
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
Hibbing Taconite	Hibbing Taconite Co.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MMTP	Manitoba-Minnesota Transmission Project
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
ALLETE, Inc. Second Quarter 2022 Form 10-Q

Abbreviation or Acronym	Term
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Second Quarter 2022 Form 10-Q

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
•changes in and compliance with laws and regulations or changes in tax rates or policies;
•changes in rates of inflation or availability of key materials and supplies;
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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2021 Form 10-K and Part II, Item 1A. Risk Factors of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2022	December 31, 2021
Millions
Assets
Current Assets
Cash and Cash Equivalents	$74.6	$45.1
Accounts Receivable (Less Allowance of $1.8 and $1.8)	116.2	123.7
Inventories – Net	355.8	97.7
Prepayments and Other	113.4	24.8
Total Current Assets	660.0	291.3
Property, Plant and Equipment – Net	5,027.1	5,100.2
Regulatory Assets	470.9	511.8
Equity Investments	322.0	318.0
Goodwill and Intangible Assets – Net	151.1	0.8
Other Non-Current Assets	207.9	212.9
Total Assets	$6,839.0	$6,435.0
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$134.8	$111.0
Accrued Taxes	52.7	65.1
Accrued Interest	20.3	20.1
Long-Term Debt Due Within One Year	390.5	214.2
Other	110.7	133.0
Total Current Liabilities	709.0	543.4
Long-Term Debt	1,595.6	1,763.2
Deferred Income Taxes	181.8	185.7
Regulatory Liabilities	532.6	536.1
Defined Benefit Pension and Other Postretirement Benefit Plans	174.6	179.5
Other Non-Current Liabilities	286.5	280.8
Total Liabilities	3,480.1	3,488.7
Commitments, Guarantees and Contingencies (Note 7)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.1 and 53.2 Shares Issued and Outstanding	1,771.7	1,536.7
Accumulated Other Comprehensive Loss	(23.9)	(23.8)
Retained Earnings	932.6	900.2
Total ALLETE Equity	2,680.4	2,413.1
Non-Controlling Interest in Subsidiaries	678.5	533.2
Total Equity	3,358.9	2,946.3
Total Liabilities and Equity	$6,839.0	$6,435.0
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$308.7	$290.4	$637.7	$583.4
Contracts with Customers – Non-utility	62.1	42.3	113.8	85.7
Other – Non-utility	2.3	2.9	5.1	5.7
Total Operating Revenue	373.1	335.6	756.6	674.8
Operating Expenses
Fuel, Purchased Power and Gas – Utility	143.2	128.9	280.6	249.3
Transmission Services – Utility	18.3	19.2	38.2	36.9
Cost of Sales – Non-utility	41.5	15.8	58.5	32.6
Operating and Maintenance	79.6	67.1	154.9	133.4
Depreciation and Amortization	61.0	57.9	122.7	115.9
Taxes Other than Income Taxes	15.8	18.5	34.6	36.5
Total Operating Expenses	359.4	307.4	689.5	604.6
Operating Income	13.7	28.2	67.1	70.2
Other Income (Expense)
Interest Expense	(18.6)	(17.4)	(36.9)	(34.5)
Equity Earnings	5.3	5.1	10.8	9.9
Other	12.1	1.8	14.1	5.1
Total Other Expense	(1.2)	(10.5)	(12.0)	(19.5)
Income Before Income Taxes	12.5	17.7	55.1	50.7
Income Tax Benefit	(8.3)	(4.0)	(12.2)	(14.4)
Net Income	20.8	21.7	67.3	65.1
Net Loss Attributable to Non-Controlling Interest	(16.8)	(6.2)	(36.6)	(14.6)
Net Income Attributable to ALLETE	$37.6	$27.9	$103.9	$79.7
Average Shares of Common Stock
Basic	56.1	52.2	54.9	52.2
Diluted	56.1	52.3	54.9	52.2
Basic Earnings Per Share of Common Stock	$0.67	$0.53	$1.89	$1.53
Diluted Earnings Per Share of Common Stock	$0.67	$0.53	$1.89	$1.53
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Millions
Net Income	$20.8	$21.7	$67.3	$65.1
Other Comprehensive Income (Loss)
Unrealized Loss on Securities
Net of Income Tax Expense of $(0.2), $–, $(0.2) and $–	(0.1)	—	(0.4)	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $–, $0.2, $0.1 and $0.3	0.2	0.4	0.3	0.8
Total Other Comprehensive Income (Loss)	0.1	0.4	(0.1)	0.8
Total Comprehensive Income	20.9	22.1	67.2	65.9
Net Loss Attributable to Non-Controlling Interest	(16.8)	(6.2)	(36.6)	(14.6)
Total Comprehensive Income Attributable to ALLETE	$37.7	$28.3	$103.8	$80.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2022	2021
Millions
Operating Activities
Net Income	$67.3	$65.1
Adjustments to Reconcile Net Income to Cash (used in) provided by Operating Activities:
AFUDC – Equity	(1.7)	(1.1)
Income from Equity Investments – Net of Dividends	0.6	1.1
Loss (Gain) on Investments and Property, Plant and Equipment	1.4	(0.7)
Depreciation Expense	122.7	115.8
Amortization of PSAs	(5.1)	(5.7)
Amortization of Other Intangible Assets and Other Assets	4.3	5.1
Deferred Income Tax Benefit	(12.3)	(14.4)
Share-Based and ESOP Compensation Expense	2.7	3.1
Defined Benefit Pension and Postretirement Benefit Expense (Benefit)	(1.4)	2.2
Bad Debt Expense	0.8	0.6
Fuel Adjustment Clause	(18.8)	(18.3)
Residential Interim Rate Adjustment	(3.8)	—
Changes in Operating Assets and Liabilities
Accounts Receivable	8.2	5.7
Inventories	(168.2)	(13.9)
Prepayments and Other	(8.7)	1.7
Accounts Payable	17.8	(1.2)
Other Current Liabilities	(27.7)	(13.0)
Cash Contributions to Defined Benefit Pension Plans	—	(10.3)
Changes in Regulatory and Other Non-Current Assets	16.9	(7.3)
Changes in Regulatory and Other Non-Current Liabilities	(2.9)	(8.8)
Cash (used in) provided by Operating Activities	(7.9)	105.7
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.2	2.6
Payments for Purchase of Available-for-sale Securities	(1.2)	(2.0)
Acquisition of Subsidiaries - Net of Cash & Restricted Cash Acquired	(155.0)	—
Payments for Equity Method Investments	(3.9)	(17.1)
Additions to Property, Plant and Equipment	(89.5)	(293.4)
Other Investing Activities	1.2	4.2
Cash used in Investing Activities	(247.2)	(305.7)
Financing Activities
Proceeds from Issuance of Common Stock	240.4	10.1
Equity Issuance Costs	(8.1)	—
Proceeds from Issuance of Short-Term and Long-Term Debt	475.3	379.0
Repayments of Short-Term and Long-Term Debt	(501.6)	(149.3)
Proceeds from Non-Controlling Interest in Subsidiaries - Net	155.7	28.9
Dividends on Common Stock	(71.5)	(65.7)
Other Financing Activities	(1.1)	(0.9)
Cash provided by Financing Activities	289.1	202.1
Change in Cash, Cash Equivalents and Restricted Cash	34.0	2.1
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	47.7	65.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$81.7	$67.3
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,541.3	$1,467.6	$1,536.7	$1,460.9
Common Stock Issued	230.4	6.5	235.0	13.2
Balance, End of Period	1,771.7	1,474.1	1,771.7	1,474.1

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(24.0)	(30.7)	(23.8)	(31.1)
Other Comprehensive Income - Net of Income Taxes
Unrealized Loss on Debt Securities	(0.1)	—	(0.4)	—
Defined Benefit Pension and Other Postretirement Plans	0.2	0.4	0.3	0.8
Balance, End of Period	(23.9)	(30.3)	(23.9)	(30.3)

Retained Earnings
Balance, Beginning of Period	932.0	883.8	900.2	864.8
Net Income Attributable to ALLETE	37.6	27.9	103.9	79.7
Common Stock Dividends	(37.0)	(32.9)	(71.5)	(65.7)
Balance, End of Period	932.6	878.8	932.6	878.8

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	694.2	525.7	533.2	505.6
Proceeds from Non-Controlling Interest in Subsidiaries - Net	1.7	—	182.9	28.9
Net Loss Attributable to Non-Controlling Interest	(16.8)	(6.2)	(36.6)	(14.6)
Distributions to Non-Controlling Interest	(0.6)	(0.2)	(1.0)	(0.6)
Balance, End of Period	678.5	519.3	678.5	519.3

Total Equity	$3,358.9	$2,841.9	$3,358.9	$2,841.9

Dividends Per Share of Common Stock	$0.65	$0.63	$1.30	$1.26
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2021, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2022, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and notes included in our 2021 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2022, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2022	December 31, 2021	June 30, 2021	December 31, 2020
Millions
Cash and Cash Equivalents	$74.6	$45.1	$62.5	$44.3
Restricted Cash included in Prepayments and Other	0.8	0.3	1.6	0.8
Restricted Cash included in Other Non-Current Assets	6.3	2.3	3.2	20.1
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$81.7	$47.7	$67.3	$65.2

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2022	December 31, 2021
Millions
Fuel (a)	$35.5	$18.7
Materials and Supplies	67.6	56.1
Renewable Energy Facilities Under Development (b)	252.7	22.9
Total Inventories – Net	$355.8	$97.7
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development consists primarily of project costs related to ALLETE Clean Energy’s Northern Wind, Rock Aetna, and Red Barn wind projects which are expected to be sold in late 2022 and early 2023, respectively. (See Other Current Liabilities.)

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2022	December 31, 2021
Millions
Contract Assets (a)	$22.1	$23.3
Operating Lease Right-of-use Assets	15.1	16.4
ALLETE Properties	18.1	19.4
Restricted Cash	6.3	2.3
Other Postretirement Benefit Plans	66.0	64.8
Other	80.3	86.7
Total Other Non-Current Assets	$207.9	$212.9
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2022	December 31, 2021
Millions
Customer Deposits (a)	$28.5	$27.2
PSAs	6.1	12.6
Manufactured Gas Plant (b)	1.9	12.8
Fuel Adjustment Clause	—	5.0
Operating Lease Liabilities	4.3	4.8
Redeemable Non-Controlling Interest (c)	—	30.6
Other	69.9	40.0
Total Other Current Liabilities	$110.7	$133.0
(a) Primarily related to deposits received by ALLETE Clean Energy for the Northern Wind, Rock Aetna and Red Barn wind projects which are expected to be sold in late 2022 and early 2023, respectively. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.
(c) Amount reclassified from Non-Controlling Interest in Subsidiaries resulting from the exercise of an option to buy out a non-controlling interest, which was paid in the first quarter of 2022.

Other Non-Current Liabilities	June 30, 2022	December 31, 2021
Millions
Asset Retirement Obligation (a)	$196.5	$184.5
PSAs	30.0	39.5
Manufactured Gas Plant (b)	16.1	5.2
Operating Lease Liabilities	10.7	11.6
Other	33.2	40.0
Total Other Non-Current Liabilities	$286.5	$280.8
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $28.5 million in Other Non-Current Assets on the Consolidated Balance Sheet as of June 30, 2022, ($28.5 million as of December 31, 2021).
(b)The manufactured gas plant represents the non-current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Income
Six Months Ended June 30,	2022	2021
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$5.3	$2.8
Interest and Investment Income (Loss)	(0.9)	1.8
AFUDC - Equity	1.7	1.1
PSA Liability (b)	10.2	—
Other	(2.2)	(0.6)
Total Other Income	$14.1	$5.1
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 10. Pension and Other Postretirement Benefit Plans.)
(b)The gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the legacy wind energy facility assets, which was fully offset by a reserve for an anticipated loss on the sale of the Northern Wind project.

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2022	2021
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$35.6	$33.8
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$3.1	$(8.8)
Reclassification of Property, Plant and Equipment to Inventory (a)	$78.6	—
Capitalized Asset Retirement Costs	$8.8	$3.5
AFUDC–Equity	$1.7	$1.1
(a)The decommissioning of the existing Northern Wind assets resulted in a reclassification from Property, Plant and Equipment – Net to Inventories – Net in the second quarter of 2022 as they are being sold to a subsidiary of Xcel Energy Inc.

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

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2021 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $11.9 million for the six months ended June 30, 2022 ($22.1 million for the six months ended June 30, 2021).

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

2022 Wisconsin General Rate Case. On June 1, 2022, SWL&P refiled its rate increase request with the PSCW seeking an average increase of 3.6 percent for retail customers. The filing seeks an overall return on equity of 10.4 percent and a 55 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $4.3 million in additional revenue.

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

Fuel Adjustment Clause. In 2020, Minnesota Power filed its fuel adjustment forecast for 2021, which was approved by the MPUC in a December 2020 order, subject to the annual prudence review and true-up filing in 2022. During 2021, Minnesota Power incurred higher fuel and purchased power costs than those forecasted in its May 2020 filing, which resulted in the recognition of an approximately $56 million regulatory asset through December 31, 2021. Minnesota Power submitted its annual true-up filing and a significant events filing in March 2022 requesting recovery of these under-collected fuel adjustment clause recoveries. No parties objected to the request; recovery of the regulatory asset began in April 2022 and will continue through mid-2023. The MPUC approved recovery of the regulatory asset in an order dated July 5, 2022.

Minnesota Power has also incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $28 million regulatory asset as of June 30, 2022. Minnesota Power filed a significant events filing in June 2022 requesting recovery of the under-collected fuel adjustment clause recoveries that are expected for 2022 from August 2022 through December 2022. No parties objected to the request and higher rates were implemented in August 2022 to recover the expected under-collection of fuel adjustment clause recoveries, subject to final approval by the MPUC which is expected in 2023.

Conservation Improvement Program. On April 1, 2022, Minnesota Power submitted its 2021 consolidated filing detailing Minnesota Power’s CIP program results and requesting a CIP financial incentive of $1.9 million based upon MPUC procedures, which was recognized in the second quarter of 2022 upon approval by the MPUC at a hearing on June 30, 2022. In 2021, a CIP financial incentive of $2.4 million was recognized in the third quarter upon approval by the MPUC of Minnesota Power’s 2020 CIP consolidated filing. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

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
ALLETE, Inc. Second Quarter 2022 Form 10-Q

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

Regulatory Assets and Liabilities	June 30, 2022	December 31, 2021
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$39.8	—
Total Current Regulatory Assets	39.8	—
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	220.1	$226.4
Income Taxes	100.7	104.7
Cost Recovery Riders	49.9	63.2
Asset Retirement Obligations	34.2	33.1
Fuel Adjustment Clause	34.7	56.4
Manufactured Gas Plant	17.6	17.0
PPACA Income Tax Deferral	4.2	4.3
Residential Customer Interim Rate Adjustment	3.8	—
Other	5.7	6.7
Total Non-Current Regulatory Assets	470.9	511.8
Total Regulatory Assets	$510.7	$511.8

Current Regulatory Liabilities (b)
Fuel Adjustment Clause	—	$5.0
Transmission Formula Rates Refund	$4.5	3.1
Other	1.1	0.5
Total Current Regulatory Liabilities	5.6	8.6
Non-Current Regulatory Liabilities
Income Taxes	341.7	353.4
Wholesale and Retail Contra AFUDC	82.2	83.7
Plant Removal Obligations	56.9	52.6
North Dakota Investment Tax Credits	13.6	12.2
Defined Benefit Pension and Other Postretirement Benefit Plans	25.0	28.1
Boswell Units 1 and 2 Net Plant and Equipment	2.8	0.4
Other	10.4	5.7
Total Non-Current Regulatory Liabilities	532.6	536.1
Total Regulatory Liabilities	$538.2	$544.7
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 3. ACQUISITIONS

2022 Activity

New Energy. On April 15, 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. Total consideration of approximately $158.8 million was paid in cash on the acquisition date, which is net of cash acquired and debt assumed. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. The acquisition of New Energy is consistent with ALLETE’s stated strategy of additional investment in renewable energy and related infrastructure across North America to support the Company’s sustainability-in-action strategy while providing potential long-term earnings growth.

The acquisition was accounted for as a business combination and the purchase price was allocated based on the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition, as shown in the following table. The allocation of the purchase price is subject to judgment and the preliminary estimated fair value of the assets acquired and the liabilities assumed may be adjusted when the valuation analysis is complete in subsequent periods. Preliminary estimates subject to adjustment in subsequent periods relate primarily to working capital; subsequent adjustments could impact the amount of goodwill recorded. Fair value measurements were valued primarily using the discounted cash flow method and replacement cost basis. The goodwill recorded is primarily attributable to the highly skilled workforce of New Energy and synergies expected to arise as a result of the acquisition.

Since the acquisition in April 2022, aggregate revenue was $16.8 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and New Energy since the beginning of 2021, as the results of operations for New Energy are not material to the Company's consolidated financials.

Millions
Assets Acquired
Cash and Cash Equivalents	$3.9
Accounts Receivable	1.4
Inventory	23.2
Other Current Assets	13.2
Property, Plant and Equipment - Net	16.4
Goodwill (a)	150.3
Other Non-Current Assets	2.2
Total Assets Acquired	$210.6
Liabilities Assumed
Current Liabilities	$17.4
Long-Term Debt Due Within One Year	28.3
Long-Term Debt	5.9
Other Non-Current Liabilities	0.2
Total Liabilities Assumed	$51.8
Net Identifiable Assets Acquired	$158.8
(a)For tax purpose, the purchase price allocation resulted in $150.3 million of deductible goodwill.

Acquisition-related costs were approximately $3 million after-tax, expensed as incurred during 2022 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 4. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2021	$154.5
Cash Investments	3.9
Equity in ATC Earnings	10.7
Distributed ATC Earnings	(8.6)
Amortization of the Remeasurement of Deferred Income Taxes	0.7
Equity Investment Balance as of June 30, 2022	$161.2

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2021	$163.5
Equity in Nobles 2 Earnings (a)	0.1
Distributed Nobles 2 Earnings	(2.8)
Equity Investment Balance as of June 30, 2022	$160.8
(a)The Company also recorded net loss attributable to non-controlling interest of $6.2 million related to its investment in Nobles 2.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022, and December 31, 2021. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

	Fair Value as of June 30, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.6	—	—	$7.6
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.6	—	5.6
Cash Equivalents	3.2	—	—	3.2
Total Fair Value of Assets	$10.8	$5.6	—	$16.4

Liabilities
Deferred Compensation (c)	—	$15.8	—	$15.8
Total Fair Value of Liabilities	—	$15.8	—	$15.8

	Fair Value as of December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.9	—	—	$8.9
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.2	—	6.2
Cash Equivalents	2.5	—	—	2.5
Total Fair Value of Assets	$11.4	$6.2	—	$17.6

Liabilities
Deferred Compensation (c)	—	$18.0	—	$18.0
Total Fair Value of Liabilities	—	$18.0	—	$18.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of June 30, 2022, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.7 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.7 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
June 30, 2022	$1,994.4	$1,923.3
December 31, 2021	$1,986.4	$2,192.6
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2022, and the year ended December 31, 2021, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices or lower wind resource expectations could result in a future impairment.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2022, and December 31, 2021:

June 30, 2022	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$390.7	$(0.2)	$390.5
Long-Term Debt	1,603.7	(8.1)	1,595.6
Total Debt	$1,994.4	$(8.3)	$1,986.1

December 31, 2021	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$214.4	$(0.2)	$214.2
Long-Term Debt	1,772.0	(8.8)	1,763.2
Total Debt	$1,986.4	$(9.0)	$1,977.4

We had $33.2 million outstanding in standby letters of credit and $108.9 million outstanding draws under our lines of credit as of June 30, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021).

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

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2022, our ratio was approximately 0.39 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2022, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES

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

Square Butte PPA. As of June 30, 2022, Square Butte had total debt outstanding of $197.2 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2022, was $41.0 million ($39.8 million for the same period in 2021). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.6 million ($2.9 million for the same period in 2021). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2025. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2024. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s retail and municipal utility customers through the fuel adjustment clause.

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

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Based on our review of the NOX and SO2 allowances issued and pending issuance, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. The EPA’s CSAPR Update Rule issued in March 2021 revising the 2016 CSAPR Update does not apply to the state of Minnesota and is therefore not currently projected to affect Minnesota Power’s CSAPR compliance. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation, including the EPA’s Good Neighbor Rule proposed on April 6, 2022, to modify certain aspects of the CSAPR’s program scope and extent.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it will reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS, with a proposed rulemaking anticipated in mid-2022. The EPA also announced in October 2021 that it was reconsidering the 2020 Ozone NAAQS rule finalized in December 2020, and issued a policy assessment on April 28, 2022, recommending retention of the current standard. A proposed rule is expected in the first half of 2023.

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

Minnesota Power reviewed the proposed rule, assessed its potential impacts and submitted public comments to the EPA on June 21, 2022. Concerns noted by Minnesota Power and other entities included the technical accuracy of the EPA’s assumptions and methods used to identify Minnesota as a significant contributor state, as well as the proposed rule’s intended timeline. Anticipated compliance costs related to the Good Neighbor Plan cannot yet be estimated; however, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding. The EPA intends to issue a final rule in early 2023.

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters (Industrial Boiler MACT) Rule. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2012 with compliance required at major existing sources in 2016. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. Compliance with the Industrial Boiler MACT Rule consisted largely of adjustments to fuels and operating practices and compliance costs were not material. Subsequent to this initial rulemaking, litigation from 2016 through 2018 resulted in court orders directing that the EPA reconsider certain aspects of the regulation including the basis for and numerical value of several different emission limits. On July 21, 2022, the EPA signed a final rule incorporating these changes. Minnesota Power is actively reviewing this new regulation to assess if changes are needed to attain compliance by the 2025 deadline. Compliance costs associated with the new Industrial Boiler MACT Rule cannot yet be estimated; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

On January 19, 2021, the D.C. Circuit issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal. Four petitions for review of the D.C. Circuit’s opinion were subsequently granted by the U.S. Supreme Court on October 29, 2021, consolidated under West Virginia v. EPA et al. On June 30, 2022, the U.S. Supreme Court released its opinion in favor of West Virginia and aligned parties. The Supreme Court found the EPA’s CPP structure of generation shifting to be disallowed under Section 111(d) of the CCA on grounds of the major questions doctrine. The court did not opine upon the regulatory approach the EPA proposed in the Affordable Clean Energy Rule. The petitions were remanded to the D.C. Circuit. The EPA has indicated that it intends to issue a proposed rule in early 2023 with a new set of emission guidelines for states to follow in submitting state plans to establish and implement standards of performance for GHG emissions from existing fossil fuel-fired electric generating units. Minnesota Power will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

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

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Additionally on January 13, 2021, the EPA issued a rulemaking to apply CO2 emission New Source Performance Standards (NSPS) to new, modified and reconstructed fossil fuel-fired electric generating units under Section 111(b) of the CAA. Currently, the EPA is a performing a comprehensive review of the Section 111(b) GHG NSPS for electric generating units, with a notice of proposed rulemaking expected in early 2023. Minnesota Power is monitoring the NSPS final rule and any further Section 111(b) developments including their potential impact to the Company. The proposed combined-cycle natural gas-fired generating facility, NTEC, is expected to meet these NSPS requirements.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsidered the bottom ash transport water (BATW) and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule sets technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2025, or December 31, 2028, in some specific cases. The rule also established new subcategories for retiring high-flow and low-utilization units, and established a voluntary incentives program for FGD wastewater. In accordance with the January 2021 Executive Order 13990, the EPA was mandated to conduct a review of actions and polices taken during the prior administration, including the 2020 ELG Rule. On September 14, 2021, the EPA published a notice of availability for preliminary effluent guidelines program plan. In the plan, the EPA confirmed the agency is initiating a rulemaking process to strengthen wastewater pollution limitations from FGD and bottom ash transport water discharges while the 2020 ELG Rule remains in effect. The EPA is expected to publish a proposed rule in November 2022.

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

The EPA’s additional reconsideration of legacy wastewater discharge requirements has the potential to reduce timelines for dewatering Boswell’s existing ponds. In its spring 2022 Unified Agenda, the EPA announced it intends to consolidate consideration of legacy wastewater and leachate with the ELG/FGD and BATW proposed rulemaking expected in November 2022.

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

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

Additionally, the EPA released a proposed Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Portions of the Part B Rule addressing alternative liner equivalency standards were finalized in November 2020. According to the EPA’s spring 2022 regulatory agenda, finalization of the remainder of the proposed Part B Rule is expected in early 2023. Expected compliance costs at Boswell due to the court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of June 30, 2022, we have recorded a liability of approximately $18 million for remediation costs at this site after further refining the scope of work and cost estimates as well as incorporating detailed design components specific to the site in 2021 (approximately $18 million as of December 31, 2021). SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2024.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of June 30, 2022, we had $150.2 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of June 30, 2022, we had $18.1 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have PSAs in place for their entire output and expire in various years between 2022 and 2039. As of June 30, 2022, ALLETE Clean Energy has $96.4 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

BNI Energy. As of June 30, 2022, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of June 30, 2022, ALLETE South Wind has $11.8 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of June 30, 2022, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

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

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Legal Proceedings (Continued)

Minnesota Power was named in a lawsuit where a contractor performing work at one of its facilities experienced an injury and subsequently filed a lawsuit seeking compensatory damages. In the second quarter of 2022, Minnesota Power reached an agreement to settle the lawsuit with the plaintiff. The settlement is covered by the Company’s insurance coverage, subject to a deductible which has been previously expensed. The settlement, which was recorded in the financial statements for the quarter ended March 31, 2022, did not have a material impact on our financial position or results of operations.

NOTE 8. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2022			2021
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$37.6		$37.6	$27.9		$27.9
Average Common Shares	56.1	—	56.1	52.2	0.1	52.3
Earnings Per Share	$0.67		$0.67	$0.53		$0.53
Six Months Ended June 30,
Net Income Attributable to ALLETE	$103.9		$103.9	$79.7		$79.7
Average Common Shares	54.9	—	54.9	52.2	—	52.2
Earnings Per Share	$1.89		$1.89	$1.53		$1.53

On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	—	—	$0.1	—
Total Current Income Tax Expense	—	—	$0.1	—
Deferred Income Tax Expense (Benefit)
Federal (b)	$(3.7)	$(6.4)	$(12.3)	$(20.5)
State (c)	(4.5)	2.5	0.3	6.4
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.3)	(0.3)
Total Deferred Income Tax Benefit	$(8.3)	$(4.0)	$(12.3)	$(14.4)
Total Income Tax Benefit	$(8.3)	$(4.0)	$(12.2)	$(14.4)
(a)For the three and six months ended June 30, 2022 and 2021, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For the three and six months ended June 30, 2022 and 2021, the federal income tax benefit is primarily due to production tax credits.
(c)For the three and six months ended June 30, 2022, the state benefit includes the impact of deferred repricing as a result of the New Energy acquisition.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 9. INCOME TAX EXPENSE (Continued)

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2022	2021	2022	2021
Millions
Income Before Income Taxes	$12.5	$17.7	$55.1	$50.7
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$2.6	$3.7	$11.6	$10.6
Increase (Decrease) in Income Tax Due to:
State Income Taxes (Credit) – Net of Federal Income Tax Benefit	1.6	2.0	5.5	5.1
Deferred Revaluation – Net of Federal Income Tax Benefit	(5.2)	—	(5.2)	—
Production Tax Credits	(7.1)	(8.5)	(24.7)	(27.1)
Regulatory Differences – Excess Deferred Tax	(1.4)	(1.4)	(5.2)	(4.6)
Non-Controlling Interest in Subsidiaries	3.2	1.3	7.0	3.1
Share-Based Compensation	—	—	0.5	0.5
Other	(2.0)	(1.1)	(1.7)	(2.0)
Total Income Tax Benefit	$(8.3)	$(4.0)	$(12.2)	$(14.4)

For the six months ended June 30, 2022, the effective tax rate was a benefit of 22.1 percent (benefit of 28.4 percent for the six months ended June 30, 2021). The effective tax rate for 2022 and 2021 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of June 30, 2022, we had gross unrecognized tax benefits of $1.3 million ($1.3 million as of December 31, 2021). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2018, or state examination for years before 2017. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2022	2021	2022	2021
Millions
Quarter Ended June 30,
Service Cost	$2.4	$2.8	$0.7	$0.9
Non-Service Cost Components (a)
Interest Cost	6.8	6.2	1.1	1.1
Expected Return on Plan Assets	(10.3)	(10.9)	(2.4)	(2.5)
Amortization of Prior Service Credits	(0.1)	(0.1)	(1.9)	(1.9)
Amortization of Net Loss	2.6	4.7	0.1	0.8
Net Periodic Benefit Cost (Credit)	$1.4	$2.7	$(2.4)	$(1.6)

Six Months Ended June 30,
Service Cost	$4.8	$5.5	$1.5	$1.8
Non-Service Cost Components (a)
Interest Cost	13.5	12.3	2.2	2.2
Expected Return on Plan Assets	(20.7)	(21.7)	(4.8)	(4.9)
Amortization of Prior Service Credits	(0.1)	(0.1)	(3.8)	(3.8)
Amortization of Net Loss	5.8	9.4	0.2	1.5
Net Periodic Benefit Cost (Credit)	$3.3	$5.4	$(4.7)	$(3.2)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2022, we made no contributions to the defined benefit pension plans ($10.3 million for the six months ended June 30, 2021); we do not expect to make any contributions to our defined benefit pension plans in 2022. For the six months ended June 30, 2022 and 2021, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2022.

NOTE 11. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. We also present Corporate and Other which includes BNI Energy, our coal mining operations in North Dakota, New Energy, a renewable energy development company, ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land holdings in Minnesota, and earnings on cash and investments.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

NOTE 11. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Millions
Operating Revenue
Regulated Operations
Residential	$40.6	$35.4	$96.6	$81.0
Commercial	44.4	40.7	92.7	80.4
Municipal	10.0	11.5	22.1	24.1
Industrial	150.6	139.1	298.4	268.1
Other Power Suppliers	36.9	37.3	77.9	75.7
Other	26.2	26.4	50.0	54.1
Total Regulated Operations	308.7	290.4	637.7	583.4

ALLETE Clean Energy
Long-term PSA	18.9	18.7	44.3	36.8
Other	2.3	2.9	5.1	5.7
Total ALLETE Clean Energy	21.2	21.6	49.4	42.5

Corporate and Other
Long-term Contract	21.4	21.4	44.0	43.1
Sale of Renewable Development Projects	14.5	—	14.5	—
Other	7.3	2.2	11.0	5.8
Total Corporate and Other	43.2	23.6	69.5	48.9
Total Operating Revenue	$373.1	$335.6	$756.6	$674.8
Net Income Attributable to ALLETE
Regulated Operations	$29.6	$21.5	$81.1	$66.5

ALLETE Clean Energy	5.8	5.1	22.3	12.5

Corporate and Other (a)	2.2	1.3	0.5	0.7
Total Net Income Attributable to ALLETE	$37.6	$27.9	$103.9	$79.7
(a)Net Income in 2022 includes $4.0 million after-tax of purchase price accounting adjustments and $3.0 million after-tax of transaction costs related to the acquisition of New Energy.

	June 30, 2022	December 31, 2021
Millions
Assets
Regulated Operations	$4,370.9	$4,289.4

ALLETE Clean Energy	1,834.9	1,719.4

Corporate and Other	633.2	426.2
Total Assets	$6,839.0	$6,435.0

ALLETE, Inc. Second Quarter 2022 Form 10-Q

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

Regulated Operations includes our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC, a Wisconsin-based regulated utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. Minnesota Power provides regulated utility electric service in northeastern Minnesota to approximately 150,000 retail customers. Minnesota Power also has 14 non-affiliated municipal customers in Minnesota. SWL&P is a Wisconsin utility and a wholesale customer of Minnesota Power. SWL&P provides regulated utility electric, natural gas and water service in northwestern Wisconsin to approximately 15,000 electric customers, 13,000 natural gas customers and 10,000 water customers. Our regulated utility operations include retail and wholesale activities under the jurisdiction of state and federal regulatory authorities. (See Note 2. Regulatory Matters.)

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

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota; New Energy, a renewable development company, our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; land holdings in Minnesota, and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2022, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2022, to the six months ended June 30, 2021.

Net income attributable to ALLETE for the six months ended June 30, 2022, was $103.9 million, or $1.89 per diluted share, compared to $79.7 million, or $1.53 per diluted share, for the same period in 2021. Net income in 2022 included purchase price accounting adjustments of $4.0 million after-tax, or $0.07 per share, and transaction costs of $3.0 million after-tax, or $0.06 per share, related to the acquisition of New Energy. Net income in 2021 included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. Earnings per share dilution in 2022 was $0.10 due to additional shares of common stock outstanding as of June 30, 2022.

Regulated Operations net income attributable to ALLETE was $81.1 million for the six months ended June 30, 2022, compared to $66.5 million for the same period in 2021. Net income at Minnesota Power was higher than 2021 primarily due to the implementation of interim rates on January 1, 2022. These increases were partially offset by higher costs under a PPA with Manitoba Hydro, higher operating and maintenance expense, and lower kWh sales to industrial customers.
ALLETE Clean Energy net income attributable to ALLETE was $22.3 million for the six months ended June 30, 2022, compared to $12.5 million for the same period in 2021. Net income in 2022 reflected higher wind resources compared to 2021, partially offset by losses incurred under the Caddo wind energy facility’s power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool. Net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. This winter storm event caused volatility in power prices in the regional power market resulting in losses being incurred under the facility’s power sales agreements during portions of the winter storm event.

Corporate and Other net income attributable to ALLETE was $0.5 million for the six months ended June 30, 2022, compared to net income of $0.7 million for the same period in 2021. Net income in 2022 reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, higher land sales at ALLETE Properties and lower income taxes. These increases were partially offset by a net loss from New Energy of $1.1 million, which included purchase price accounting adjustments of $4.0 million after-tax, and transaction costs of $3.0 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2022 AND 2021

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2022	2021
Millions
Operating Revenue – Utility	$308.7	$290.4
Fuel, Purchased Power and Gas – Utility	143.2	128.9
Transmission Services – Utility	18.3	19.2
Operating and Maintenance	57.1	55.3
Depreciation and Amortization	43.6	42.6
Taxes Other than Income Taxes	11.9	15.9
Operating Income	34.6	28.5
Interest Expense	(14.4)	(14.4)
Equity Earnings	5.3	5.2
Other Income	2.8	0.7
Income Before Income Taxes	28.3	20.0
Income Tax Benefit	(1.3)	(1.5)
Net Income Attributable to ALLETE	$29.6	$21.5

Operating Revenue – Utility increased $18.3 million from 2021 primarily due to the implementation of interim rates at Minnesota Power on January 1, 2022, and higher fuel adjustment clause recoveries as well as timing of financial incentives and increased recoveries under the Minnesota conservation improvement program. These increases were partially offset by lower revenue from kWh sales, lower cost recovery rider revenue and lower transmission revenue.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2022, resulting in revenue of $21.4 million. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $7.3 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Financial incentives under the Minnesota conservation improvement program were $1.9 million higher than 2021 due to the timing of MPUC approval. (See Note 2. Regulatory Matters.)

Conservation improvement program recoveries increased $1.7 million from 2021 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Revenue from kWh sales was down $7.3 million from 2021 reflecting lower sales to retail and municipal customers as well as other power suppliers. Sales to industrial customers decreased primarily due to lower sales to taconite customers resulting from less taconite production in 2022 compared to 2021, reflecting Cliffs’ Northshore mine being temporarily idled in 2022. (See Outlook - Customers - Northshore Mining.) Sales to residential, commercial and municipal customers decreased from 2021 primarily due to milder weather in the second quarter of 2022 compared to 2021. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2022 compared to 2021 primarily due to additional kWh sales made in 2021 to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2022 AND 2021 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Variance
Quarter Ended June 30,	2022	2021	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	245	247	(2)	(0.8)%
Commercial	314	317	(3)	(0.9)%
Industrial	1,616	1,775	(159)	(9.0)%
Municipal	131	138	(7)	(5.1)%
Total Retail and Municipal	2,306	2,477	(171)	(6.9)%
Other Power Suppliers	794	1,194	(400)	(33.5)%
Total Regulated Utility Kilowatt-hours Sold	3,100	3,671	(571)	(15.6)%

Revenue from electric sales to taconite customers accounted for 34 percent of regulated operating revenue in 2022 (34 percent in 2021). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2022 (5 percent in 2021). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2022 (9 percent in 2021).

Cost recovery rider revenue decreased $7.1 million primarily due to additional production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level above those assumed in Minnesota Power’s retail rates, a decrease in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

Transmission revenue decreased $2.3 million primarily due to lower MISO-related revenue.

Operating Expenses increased $12.2 million, or 5 percent, from 2021.

Fuel, Purchased Power and Gas – Utility expense increased $14.3 million, or 11 percent, from 2021 primarily due to higher purchased power prices and fuel costs, partially offset by lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense increased $1.8 million, or 3 percent, from 2021 primarily due to higher conservation improvement program expenses, materials purchased for generation facilities and labor expenses. This was partially offset by lower benefit expenses as compared to 2021. In addition, 2022 included rate case-related expenses for Minnesota Power’s ongoing rate case. (See Note 2. Regulatory Matters.)

Depreciation and Amortization expense increased $1.0 million, or 2 percent, from 2021 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes decreased $4.0 million, or 25 percent from 2021 primarily due to lower property tax expense resulting from an updated estimate of taxable market values and rates in 2022.

Income Tax Benefit was lower than 2021 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher pre-tax income and lower production tax credits.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2022 AND 2021 (Continued)

ALLETE Clean Energy

Quarter Ended June 30,	2022	2021
Millions
Operating Revenue
Contracts with Customers – Non-utility	$18.9	$18.7
Other – Non-utility (a)	2.3	2.9
Cost of Sales – Non-utility	10.2	—
Operating and Maintenance	12.5	9.2
Depreciation and Amortization	14.5	12.2
Taxes Other than Income Taxes	3.1	1.6
Operating Loss	(19.1)	(1.4)
Interest Expense	(0.7)	(0.4)
Other Income	10.3	0.1
Loss Before Income Taxes	(9.5)	(1.7)
Income Tax Benefit	(1.5)	(2.6)
Net Income (Loss)	(8.0)	0.9
Net Loss Attributable to Non-Controlling Interest	(13.8)	(4.2)
Net Income Attributable to ALLETE	$5.8	$5.1
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue was similar to 2021. Operating revenue reflected higher kWh sales, mostly offset by losses incurred under the Caddo wind energy facility’s power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool.

	Quarter Ended June 30,
	2022		2021
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	58.0	$5.2	47.9	$4.3
Midwest	203.5	7.3	221.5	8.1
South	574.8	3.9	237.4	4.2
West	214.4	4.8	167.7	5.0
Total Production and Operating Revenue	1,050.7	$21.2	674.5	$21.6

Cost of Sales – Non-utility increased $10.2 million from 2021 reflecting a reserve for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facility. (See Other Income and Outlook – ALLETE Clean Energy.)

Operating and Maintenance expense increased $3.3 million, or 36 percent, from 2021 primarily due to operating and maintenance expenses related to the Caddo wind energy facility, which commenced operations in December 2021.

Depreciation and Amortization expense increased $2.3 million, or 19 percent, from 2021 primarily due to additional property, plant and equipment in service related to the Caddo wind energy facility.

Taxes Other than Income Taxes increased $1.5 million from 2021 primarily due to higher property tax expense related to Caddo wind energy facility.

Other Income increased $10.2 million from 2021 primarily due to a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facility. (See Cost of Sales – Non-utility and Outlook – ALLETE Clean Energy.)

Income Tax Benefit decreased $1.1 million from 2021 primarily due to lower production tax credits and higher net loss attributable to non-controlling interest, partially offset by lower pre-tax income.
ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2022 AND 2021 (Continued)
ALLETE Clean Energy (Continued)

Net Loss Attributable to Non-Controlling Interest increased $9.6 million from 2021 reflecting net losses attributable to non-controlling interest for the Caddo wind energy facility as well as higher net losses attributable to non-controlling interests for the Glen Ullin, South Peak and Diamond Spring wind energy facilities resulting primarily from higher wind resources.

Corporate and Other

Operating Revenue increased $19.6 million from 2021 reflecting revenue from New Energy, which was acquired in April 2022, as well as higher land sales at ALLETE Properties compared to 2021.

Net Income Attributable to ALLETE of $2.2 million in 2022 compared to net income of $1.3 million in 2021. Net income in 2022 included higher earnings from our investment in Nobles 2 reflecting higher wind resources in 2022, higher land sales at ALLETE Properties and lower income taxes. These increases were partially offset by a net loss from New Energy of $1.1 million, which included purchase price accounting adjustments of $4.0 million after-tax, and transaction costs of $1.6 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021.

Income Taxes – Consolidated

For the quarter ended June 30, 2022, the effective tax rate was a benefit of 66.4 percent (benefit of 22.6 percent for the quarter ended June 30, 2021). The effective tax rate for 2022 was a higher benefit primarily due to the impact of deferred repricing as a result of the New Energy acquisition.

We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher non-controlling interests in subsidiaries, higher pre-tax income, and lower production tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2022	2021
Millions
Operating Revenue – Utility	$637.7	$583.4
Fuel, Purchased Power and Gas – Utility	280.6	249.3
Transmission Services – Utility	38.2	36.9
Operating and Maintenance	115.5	105.7
Depreciation and Amortization	87.0	85.6
Taxes Other than Income Taxes	27.1	31.6
Operating Income	89.3	74.3
Interest Expense	(28.3)	(28.6)
Equity Earnings	10.7	10.5
Other Income	4.6	3.1
Income Before Income Taxes	76.3	59.3
Income Tax Benefit	(4.8)	(7.2)
Net Income Attributable to ALLETE	$81.1	$66.5

Operating Revenue – Utility increased $54.3 million from 2021 primarily due to the implementation of interim rates at Minnesota Power on January 1, 2022, higher fuel adjustment clause recoveries, increased conservation improvement program recoveries, increased gas sales and timing of financial incentives under the Minnesota conservation improvement program. These increases were partially offset by lower cost recovery rider and transmission revenue.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2022, resulting in revenue of $45.7 million. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $9.9 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Conservation improvement program recoveries increased $3.7 million from 2021 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Gas sales at SWL&P increased $3.1 million as a result of colder weather and higher gas prices in the first quarter of 2022 compared to 2021. (See Fuel, Purchased Power and Gas – Utility.)

Financial incentives under the Minnesota conservation improvement program were $1.9 million higher than 2021 due to the timing of MPUC approval. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue decreased $10.2 million primarily due to additional production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level above those assumed in Minnesota Power’s retail rates, a decrease in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

Transmission revenue decreased $2.1 million primarily due to lower MISO-related revenue.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Continued)
Regulated Operations (Continued)

Revenue from kWh sales was similar to 2021 reflecting higher sales to residential and commercial customers as well as higher pricing on sales to other power suppliers, offset by lower sales to industrial customers and other power suppliers. Sales to residential and commercial customers increased from 2021 primarily due to colder weather in the first quarter of 2022 compared to 2021. Sales to industrial customers decreased primarily due to lower sales to taconite customers resulting from less taconite production in 2022 compared to 2021, reflecting Cliffs’ Northshore mine being temporarily idled in 2022. (See Outlook - Customers - Northshore Mining.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2022 compared to 2021 primarily due to additional kWh sales made in 2021 to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Six Months Ended June 30,	2022	2021	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	600	578	22	3.8%
Commercial	674	658	16	2.4%
Industrial	3,382	3,573	(191)	(5.3)%
Municipal	289	298	(9)	(3.0)%
Total Retail and Municipal	4,945	5,107	(162)	(3.2)%
Other Power Suppliers	1,775	2,442	(667)	(27.3)%
Total Regulated Utility Kilowatt-hours Sold	6,720	7,549	(829)	(11.0)%

Revenue from electric sales to taconite customers accounted for 33 percent of regulated operating revenue in 2022 (32 percent in 2021). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2022 (4 percent in 2021). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2022 (9 percent in 2021).

Operating Expenses increased $39.3 million, or 8 percent, from 2021.

Fuel, Purchased Power and Gas – Utility expense increased $31.3 million, or 13 percent, from 2021 primarily due to higher purchased power prices and fuel costs as well as increased gas prices and sales, partially offset by lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Transmission Services – Utility expense increased $1.3 million, or 4 percent, from 2021 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $9.8 million, or 9 percent, from 2021 primarily due to higher conservation improvement program expenses, materials purchased for generation facilities and labor expenses. In addition, 2022 included rate case-related expenses for Minnesota Power’s ongoing rate case. (See Note 2. Regulatory Matters.)

Depreciation and Amortization expense increased $1.4 million, or 2 percent, from 2021 primarily due to additional property, plant and equipment in service.

Taxes Other than Income Taxes decreased $4.5 million, or 14 percent, from 2021 primarily due to lower property tax expense resulting from an updated estimate of taxable market values and rates in 2022.

Income Tax Benefit decreased $2.4 million from 2021 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher pre-tax income and lower production tax credits.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Continued)

ALLETE Clean Energy

Six Months Ended June 30,	2022	2021
Millions
Operating Revenue
Contracts with Customers – Non-utility	$44.3	$36.8
Other – Non-utility (a)	5.1	5.7
Cost of Sales – Non-utility	10.2	—
Operating and Maintenance	23.9	21.4
Depreciation and Amortization	29.9	24.3
Taxes Other than Income Taxes	6.1	3.5
Operating Loss	(20.7)	(6.7)
Interest Expense	(1.8)	(0.8)
Other Income	10.4	0.3
Loss Before Income Taxes	(12.1)	(7.2)
Income Tax Benefit	(4.0)	(8.5)
Net Income (Loss)	(8.1)	1.3
Net Loss Attributable to Non-Controlling Interest	(30.4)	(11.2)
Net Income Attributable to ALLETE	$22.3	$12.5
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $6.9 million, or 16 percent, from 2021 primarily due to the absence of the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility resulting from an extreme winter storm event in the southwest United States in February 2021 as well as higher wind resources at other wind energy facilities. Operating revenue in 2022 was also impacted by losses incurred under the Caddo wind energy facility’s power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool.

	Six Months Ended June 30,
	2022		2021
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	145.3	$13.2	127.3	$11.5
Midwest	491.1	16.9	461.6	16.5
South	1,177.7	8.5	513.8	3.4
West	472.7	10.8	389.5	11.1
Total Production and Operating Revenue	2,286.8	$49.4	1,492.2	$42.5

Cost of Sales – Non-utility increased $10.2 million from 2021 reflecting a reserve for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income and Outlook – ALLETE Clean Energy.)

Operating and Maintenance expense increased $2.5 million, or 12 percent, from 2021 primarily due to operating and maintenance expenses related to the Caddo wind energy facility, which commenced operations in December 2021.

Depreciation and Amortization expense increased $5.6 million, or 23 percent, from 2021 primarily due to additional property, plant and equipment in service related to the Caddo wind energy facility.

Taxes Other than Income Taxes increased $2.6 million from 2021 primarily due to higher property tax expense related to the Caddo wind energy facility.

Other Income increased $10.1 million from 2021 primarily due to a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Cost of Sales – Non-utility and Outlook – ALLETE Clean Energy.)

ALLETE, Inc. Second Quarter 2022 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (Continued)
ALLETE Clean Energy (Continued)

Income Tax Benefit decreased $4.5 million from 2021 primarily due to higher net loss attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest increased $19.2 million from 2021 reflecting net losses attributable to non-controlling interest for the Caddo wind energy facility as well as higher net losses attributable to non-controlling interests for the Glen Ullin, South Peak and Diamond Spring wind energy facilities resulting from higher wind resources.

Corporate and Other

Operating Revenue increased $20.6 million, or 42 percent, from 2021 reflecting revenue from New Energy, which was acquired in April 2022, as well as higher land sales at ALLETE Properties compared to 2021.

Net Income Attributable to ALLETE was $0.5 million in 2022 compared to $0.7 million in 2021. Net income in 2022 reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, higher land sales at ALLETE Properties and lower income taxes. These increases were partially offset by a net loss from New Energy of $1.1 million, which included purchase price accounting adjustments of $4.0 million after-tax, and transaction costs of $3.0 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021.

Income Taxes – Consolidated

For the six months ended June 30, 2022, the effective tax rate was a benefit of 22.1 percent (benefit of 28.4 percent for the six months ended June 30, 2021). The effective tax rate for 2022 was a lower benefit primarily due to higher pre-tax income and higher net losses attributable to non-controlling interests in subsidiaries.

We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher net losses attributable to non-controlling interests in subsidiaries, higher pre-tax income and lower production tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 9. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, valuation of business combinations and resulting goodwill, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Form 10-K. As a result of our acquisition of New Energy on April 15, 2022, the valuation of business combination and resulting goodwill is considered a critical accounting policy.

Valuation of Business Combinations and Resulting Goodwill. When we acquire a business, the assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. Determining the fair value of intangible assets acquired as part of a business combination requires us to make significant estimates. These estimates may include the amount and timing of projected future cash flows, the discount rate used to discount those cash flows to present value, the assessment of the asset’s life cycle, and the consideration of legal, technical, regulatory, economic and competitive risks.

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
ALLETE, Inc. Second Quarter 2022 Form 10-Q

OUTLOOK

For additional information see our 2021 Form 10-K.

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated average annual earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2022. Over the next several years, ALLETE expects increased contributions to net income from ALLETE Clean Energy, New Energy, and its Corporate and Other businesses as ALLETE grows these operations. ALLETE expects its businesses to provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

2022 Wisconsin General Rate Case. On June 1, 2022, SWL&P refiled its rate increase request with the PSCW seeking an average increase of 3.6 percent for retail customers. The filing seeks an overall return on equity of 10.4 percent and a 55 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $4.3 million in additional revenue.

Industrial and Municipal Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 50 percent of our regulated utility kWh sales in the six months ended June 30, 2022, were made to our industrial customers (47 percent in the six months ended June 30, 2021).

Cliffs. In 2020, Cliffs announced that it had completed the previously announced acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs had stated that upon closure of the acquisition Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The acquisition included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs is Minnesota Power’s largest customer. The acquisition has increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and related Minnesota iron ore production.

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

Northshore Mining. On February 11, 2022, Cliffs announced that with the use of additional scrap in its basic oxygen furnaces, its iron ore needs are not as high as before. In determining where to adjust production, Cliffs decided to idle all production at its Northshore mine until at least April 2023. Cliffs has also indicated that going forward it will be limiting the tonnage of iron ore pellets sold to third parties. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining. (See Cliffs.)
ALLETE, Inc. Second Quarter 2022 Form 10-Q

OUTLOOK (Continued)
Industrial and Municipal Customers and Prospective Additional Load (Continued)

USS Corporation. On June 28, 2022, USS Corporation announced plans to invest approximately $150 million and to begin to construct a system in the fall of 2022 dedicated to producing direct reduced-grade (DR-grade) pellets. On July 28, 2022, USS Corporation subsequently announced the system will be constructed at its Keetac plant and is expected to be completed in 2024. This will enable the existing pelletizing plant to not only create DR-grade pellets for use as a feedstock for a direct reduced iron (DRI) or hot briquetted iron (HBI) process that ultimately supplies electric arc furnace steelmaking but also maintains the optionality to continue producing blast furnace-grade pellets. USS Corporation’s Minntac and Keetac plants are large power industrial customers of Minnesota Power. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. ST Paper has stated it plans to convert the Duluth Mill to produce tissue. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin Large Power customer service with a minimum term of six years upon start-up of operations, which is anticipated in 2023. A petition for approval of the electric service agreement was approved by the MPUC in February 2022. Upon start-up of operations, ST Paper will become a Large Power customer as we expect to serve requirements of at least 10 MW of customer load.

Hibbing Public Utilities. In April 2022, Minnesota Power entered into a new long-term Power Purchase and Market Energy Service Agreement with Hibbing Public Utilities for the period of June 1, 2022 through May 31, 2027. The agreement replaces the 2015 Electric Services Agreement between Hibbing Public Utilities and Minnesota Power that was under FERC jurisdiction.

Transmission.

MISO Long Range Transmission Plan. Minnesota Power and Great River Energy announced on July 25, 2022, their intent to build a 150-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC on August 1, 2022. This joint project is part of a portfolio of transmission projects approved on July 25, 2022, by MISO, as part of the first phase of its Long Range Transmission Plan. Planning for the $970 million transmission line is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The two utilities expect to seek a combined Certificate of Need and Route Permit from the MPUC. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

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

In July 2022, ALLETE Clean Energy entered into amended purchase and sale agreements with a subsidiary of Xcel Energy Inc. to sell two separate wind energy facilities for a combined total sales price of approximately $215 million. As part of the transaction, ALLETE Clean Energy will repower its Northern Wind project, consisting of its 98 MW Chanarambie and Viking wind energy facilities as well as develop and construct a new 22 MW facility, both of which are located in southwest Minnesota. Construction commenced in the second quarter of 2022 and is expected to be completed in late 2022. The amended purchase and sale agreements are subject to MPUC approval, and are expected to close in late 2022 and early 2023, respectively.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

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

Corporate and Other.

Corporate and Other includes BNI Energy, our coal mining operations in North Dakota, New Energy, a renewable energy development company, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land in Minnesota, and earnings on cash and investments.

New Energy. On April 15, 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 250 projects across the nation totaling more than 330 MW. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across 26 different states. New Energy adds value through cost effective development and economies of scale on project implementation, bringing national capabilities to regional co-development partners. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. The acquisition of New Energy is consistent with ALLETE’s stated strategy of additional investment in renewable energy and related infrastructure across North America to support the Company’s sustainability-in-action strategy while providing potential long-term earnings growth. New Energy will continue its current strategy of developing and operating renewable energy projects.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2022, we had cash and cash equivalents of $74.6 million, $377.3 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 37 percent. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2022	%	December 31, 2021	%
Millions
ALLETE Equity	$2,680.4	50	$2,413.1	49
Non-Controlling Interest in Subsidiaries	678.5	13	533.2	11
Short-Term and Long-Term Debt (a)	1,994.4	37	1,986.4	40
	$5,353.3	100	$4,932.7	100
(a)Excludes unamortized debt issuance costs.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2022	2021
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$47.7	$65.2
Cash Flows provided by (used in)
Operating Activities	(7.9)	105.7
Investing Activities	(247.2)	(305.7)
Financing Activities	289.1	202.1
Change in Cash, Cash Equivalents and Restricted Cash	34.0	2.1
Cash, Cash Equivalents and Restricted Cash at End of Period	$81.7	$67.3

Operating Activities. Cash used in operating activities was lower in 2022 compared to 2021. Cash used in operating activities in 2022 reflected higher payments for inventories compared to 2021 primarily related to ALLETE Clean Energy’s Northern Wind and Red Barn projects which will be sold to third parties in late 2022 and early 2023, respectively.

Investing Activities. Cash used in investing activities was lower in 2022 compared to 2021. Cash used in investing activities in 2022 reflected lower cash payments for additions to property, plant and equipment compared to 2021, partially offset by cash payments for the acquisition of New Energy.

Financing Activities. Cash provided by financing activities was higher in 2022 compared to 2021. 2022 reflected higher proceeds from the issuance of common stock and proceeds from non-controlling interest in subsidiaries compared to 2021. These were partially offset by higher repayments of short-term and long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2022, we had consolidated bank lines of credit aggregating $519.4 million ($432.0 million as of December 31, 2021), the majority of which expire in January 2025. We had $33.2 million outstanding in standby letters of credit and $108.9 million outstanding draws under our lines of credit as of June 30, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021). We also have other credit facility agreements in place that provide the ability to issue up to $120.0 million in standby letters of credit. As of June 30, 2022, we had $105.0 million outstanding in standby letters of credit under these agreements.

In addition, as of June 30, 2022, we had 3.0 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the six months ended June 30, 2022, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $8.3 million (0.2 million shares were issued for the six months ended June 30, 2021, resulting in net proceeds of $10.1 million).

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2021 Form 10-K, with additional disclosure in Note 7. Commitments, Guarantees and Contingencies.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

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

Capital Requirements. Our capital expenditures for 2022 are expected to be approximately $210 million. For the six months ended June 30, 2022, capital expenditures totaled $94.0 million ($288.3 million for the six months ended June 30, 2021). The expenditures were primarily made in the Regulated Operations segment. Minnesota Power and Great River Energy announced on July 25, 2022, their intent to build a 150-mile, 345-kV transmission line from Itasca County in northern Minnesota to Benton County in central Minnesota, which is expected to be in service in 2030. As a result, Minnesota Power expects capital expenditures related to the project for its approximately 50 percent estimated share of the approximately $970 million project through 2030. (See Outlook – Regulated Operations – Transmission.)

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

Employees.

As of June 30, 2022, ALLETE had 1,466 employees, of which 1,428 were full-time.

Minnesota Power and SWL&P have an aggregate of 483 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and on January 31, 2024, for SWL&P.

BNI Energy has 175 employees, of which 127 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2022, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2022, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $3.0 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2022, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

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

ITEM 1A.  RISK FACTORS

Our 2021 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2021 Form 10-K.

The price of electricity may be volatile, which may impact results of operations at ALLETE Clean Energy wind energy facilities under certain contracts with commercial and industrial (C&I) customers.

Unusual, adverse weather conditions or other natural events and different settlement prices between hub and node can cause volatility in market prices for electricity and adversely affect our financial position, results of operations and cash flows. ALLETE Clean Energy’s power sales agreements with C&I customers at its Diamond Spring and Caddo wind energy facilities are contracts for differences where power is delivered to the market, and a fixed price is paid by the customers to ALLETE Clean Energy, and differences between the market price and the fixed price are paid to or received from the customers. Certain contracts also settle with the market at the hub price where as ALLETE Clean Energy settles with the customer at the node price which can vary significantly based on multiple factors. These settlement provisions can result in an adverse impact on our financial position, results of operations and cash flows when market prices are volatile.

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

ITEM 5.  OTHER INFORMATION

None.

ALLETE, Inc. Second Quarter 2022 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
10	ALLETE Non-Employee Director Stock Plan (As Amended and Restated Effective May 10, 2022) (filed as Exhibit 99, File No. 333-265211).
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated August 3, 2022, announcing 2022 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Second Quarter 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 3, 2022	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. Second Quarter 2022 Form 10-Q