Form 10-Q
period 2022-09-30
ALLETE INC
filed 2022-11-09
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

Common Stock, without par value,
57,161,878 shares outstanding
as of September 30, 2022

ALLETE, Inc. Third Quarter 2022 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal S.A.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
Hibbing Taconite	Hibbing Taconite Co.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-Q
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Manitoba Hydro	Manitoba Hydro-Electric Board
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
ALLETE, Inc. Third Quarter 2022 Form 10-Q

Abbreviation or Acronym	Term
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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
ALLETE, Inc. Third Quarter 2022 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2022	December 31, 2021
Millions
Assets
Current Assets
Cash and Cash Equivalents	$42.1	$45.1
Accounts Receivable (Less Allowance of $1.5 and $1.8)	120.5	123.7
Inventories – Net	472.2	97.7
Prepayments and Other	87.4	24.8
Total Current Assets	722.2	291.3
Property, Plant and Equipment – Net	5,011.0	5,100.2
Regulatory Assets	447.1	511.8
Equity Investments	320.3	318.0
Goodwill and Intangible Assets – Net	155.8	0.8
Other Non-Current Assets	201.6	212.9
Total Assets	$6,858.0	$6,435.0
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$124.3	$111.0
Accrued Taxes	69.5	65.1
Accrued Interest	15.1	20.1
Long-Term Debt Due Within One Year	308.6	214.2
Other	188.5	133.0
Total Current Liabilities	706.0	543.4
Long-Term Debt	1,653.0	1,763.2
Deferred Income Taxes	177.0	185.7
Regulatory Liabilities	527.4	536.1
Defined Benefit Pension and Other Postretirement Benefit Plans	171.9	179.5
Other Non-Current Liabilities	268.8	280.8
Total Liabilities	3,504.1	3,488.7
Commitments, Guarantees and Contingencies (Note 7)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.2 and 53.2 Shares Issued and Outstanding	1,777.2	1,536.7
Accumulated Other Comprehensive Loss	(23.8)	(23.8)
Retained Earnings	929.2	900.2
Total ALLETE Equity	2,682.6	2,413.1
Non-Controlling Interest in Subsidiaries	671.3	533.2
Total Equity	3,353.9	2,946.3
Total Liabilities and Equity	$6,858.0	$6,435.0
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$322.6	$304.8	$960.3	$888.2
Contracts with Customers – Non-utility	64.5	37.7	178.3	123.4
Other – Non-utility	1.2	2.9	6.3	8.6
Total Operating Revenue	388.3	345.4	1,144.9	1,020.2
Operating Expenses
Fuel, Purchased Power and Gas – Utility	136.8	140.1	417.4	389.4
Transmission Services – Utility	19.3	19.2	57.5	56.1
Cost of Sales – Non-utility	38.4	15.2	96.9	47.8
Operating and Maintenance	83.2	66.7	238.1	200.1
Depreciation and Amortization	58.7	57.5	181.4	173.4
Taxes Other than Income Taxes	18.5	15.6	53.1	52.1
Total Operating Expenses	354.9	314.3	1,044.4	918.9
Operating Income	33.4	31.1	100.5	101.3
Other Income (Expense)
Interest Expense	(18.4)	(17.3)	(55.3)	(51.8)
Equity Earnings	2.3	4.4	13.1	14.3
Other	2.3	1.0	16.4	6.1
Total Other Expense	(13.8)	(11.9)	(25.8)	(31.4)
Income Before Income Taxes	19.6	19.2	74.7	69.9
Income Tax Benefit	(7.2)	(4.9)	(19.4)	(19.3)
Net Income	26.8	24.1	94.1	89.2
Net Loss Attributable to Non-Controlling Interest	(6.9)	(3.5)	(43.5)	(18.1)
Net Income Attributable to ALLETE	$33.7	$27.6	$137.6	$107.3
Average Shares of Common Stock
Basic	57.1	52.4	55.5	52.3
Diluted	57.2	52.5	55.6	52.3
Basic Earnings Per Share of Common Stock	$0.59	$0.53	$2.48	$2.05
Diluted Earnings Per Share of Common Stock	$0.59	$0.53	$2.48	$2.05
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Millions
Net Income	$26.8	$24.1	$94.1	$89.2
Other Comprehensive Income (Loss)
Unrealized Loss on Securities
Net of Income Tax Expense of $–, $–, $(0.2) and $–	—	—	(0.4)	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1, $0.1, $0.2 and $0.4	0.1	0.4	0.4	1.2
Total Other Comprehensive Income	0.1	0.4	—	1.2
Total Comprehensive Income	26.9	24.5	94.1	90.4
Net Loss Attributable to Non-Controlling Interest	(6.9)	(3.5)	(43.5)	(18.1)
Total Comprehensive Income Attributable to ALLETE	$33.8	$28.0	$137.6	$108.5
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2022	2021
Millions
Operating Activities
Net Income	$94.1	$89.2
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(2.4)	(1.7)
Income from Equity Investments – Net of Dividends	3.8	1.8
Loss (Gain) on Investments and Property, Plant and Equipment	2.1	(0.7)
Depreciation Expense	181.3	173.4
Amortization of PSAs	(6.3)	(8.6)
Amortization of Other Intangible Assets and Other Assets	6.3	7.4
Deferred Income Tax Benefit	(19.7)	(19.4)
Share-Based and ESOP Compensation Expense	4.2	4.6
Defined Benefit Pension and Postretirement Benefit Expense (Benefit)	(2.2)	3.3
Fuel Adjustment Clause	(3.5)	(30.1)
Bad Debt Expense	1.4	0.9
Residential Interim Rate Adjustment	(5.9)	—
Changes in Operating Assets and Liabilities
Accounts Receivable	3.2	0.8
Inventories	(261.4)	(15.4)
Prepayments and Other	(7.7)	7.9
Accounts Payable	8.0	4.0
Other Current Liabilities	63.5	20.7
Cash Contributions to Defined Benefit Pension Plans	—	(10.3)
Changes in Regulatory and Other Non-Current Assets	28.0	(11.2)
Changes in Regulatory and Other Non-Current Liabilities	(5.6)	(7.4)
Cash provided by Operating Activities	81.2	209.2
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.7	3.3
Payments for Purchase of Available-for-sale Securities	(1.7)	(3.0)
Acquisition of Subsidiaries - Net of Cash & Restricted Cash Acquired	(155.0)	—
Payments for Equity Method Investments	(5.1)	(17.4)
Additions to Property, Plant and Equipment	(152.0)	(384.3)
Other Investing Activities	1.0	4.3
Cash used in Investing Activities	(311.1)	(397.1)
Financing Activities
Proceeds from Issuance of Common Stock	244.4	31.0
Equity Issuance Costs	(8.1)	—
Proceeds from Issuance of Short-Term and Long-Term Debt	720.5	510.6
Repayments of Short-Term and Long-Term Debt	(771.0)	(280.9)
Proceeds from Non-Controlling Interest in Subsidiaries - Net	155.7	28.9
Dividends on Common Stock	(108.6)	(98.7)
Other Financing Activities	(2.1)	(2.8)
Cash provided by Financing Activities	230.8	188.1
Change in Cash, Cash Equivalents and Restricted Cash	0.9	0.2
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	47.7	65.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$48.6	$65.4
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,771.7	$1,474.1	$1,536.7	$1,460.9
Common Stock Issued	5.5	22.4	240.5	35.6
Balance, End of Period	1,777.2	1,496.5	1,777.2	1,496.5

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.9)	(30.3)	(23.8)	(31.1)
Other Comprehensive Income - Net of Income Taxes
Unrealized Loss on Debt Securities	—	—	(0.4)	—
Defined Benefit Pension and Other Postretirement Plans	0.1	0.4	0.4	1.2
Balance, End of Period	(23.8)	(29.9)	(23.8)	(29.9)

Retained Earnings
Balance, Beginning of Period	932.6	878.8	900.2	864.8
Net Income Attributable to ALLETE	33.7	27.6	137.6	107.3
Common Stock Dividends	(37.1)	(33.0)	(108.6)	(98.7)
Balance, End of Period	929.2	873.4	929.2	873.4

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	678.5	519.3	533.2	505.6
Proceeds from Non-Controlling Interest in Subsidiaries - Net	—	—	182.9	28.9
Net Loss Attributable to Non-Controlling Interest	(6.9)	(3.5)	(43.5)	(18.1)
Distributions to Non-Controlling Interest	(0.3)	(1.3)	(1.3)	(1.9)
Balance, End of Period	671.3	514.5	671.3	514.5

Total Equity	$3,353.9	$2,854.5	$3,353.9	$2,854.5

Dividends Per Share of Common Stock	$0.65	$0.63	$1.95	$1.89
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2021, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2022. For further information, refer to the Consolidated Financial Statements and notes included in our 2021 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2022, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under ALLETE Clean Energy loan and tax equity financing agreements. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	September 30, 2022	December 31, 2021	September 30, 2021	December 31, 2020
Millions
Cash and Cash Equivalents	$42.1	$45.1	$59.0	$44.3
Restricted Cash included in Prepayments and Other	4.2	0.3	4.1	0.8
Restricted Cash included in Other Non-Current Assets	2.3	2.3	2.3	20.1
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$48.6	$47.7	$65.4	$65.2

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	September 30, 2022	December 31, 2021
Millions
Fuel (a)	$36.2	$18.7
Materials and Supplies	70.6	56.1
Renewable Energy Facilities Under Development (b)	365.4	22.9
Total Inventories – Net	$472.2	$97.7
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development consists primarily of project costs related to ALLETE Clean Energy’s Northern Wind, Rock Aetna, and Red Barn wind projects which are expected to be sold in late 2022 and early 2023, respectively. (See Other Current Liabilities.)

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	September 30, 2022	December 31, 2021
Millions
Contract Assets (a)	$21.5	$23.3
Operating Lease Right-of-use Assets	13.9	16.4
ALLETE Properties	17.6	19.4
Restricted Cash	2.3	2.3
Other Postretirement Benefit Plans	66.5	64.8
Other	79.8	86.7
Total Other Non-Current Assets	$201.6	$212.9
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	September 30, 2022	December 31, 2021
Millions
Customer Deposits (a)	$111.7	$27.2
PSAs	6.1	12.6
Manufactured Gas Plant (b)	17.8	12.8
Fuel Adjustment Clause	—	5.0
Operating Lease Liabilities	3.7	4.8
Redeemable Non-Controlling Interest (c)	—	30.6
Other	49.2	40.0
Total Other Current Liabilities	$188.5	$133.0
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

Other Non-Current Liabilities	September 30, 2022	December 31, 2021
Millions
Asset Retirement Obligation (a)	$197.2	$184.5
PSAs	28.4	39.5
Manufactured Gas Plant (b)	0.2	5.2
Operating Lease Liabilities	10.0	11.6
Other	33.0	40.0
Total Other Non-Current Liabilities	$268.8	$280.8
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $28.5 million in Other Non-Current Assets on the Consolidated Balance Sheet as of September 30, 2022, ($28.5 million as of December 31, 2021).
(b)The manufactured gas plant represents the non-current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Other Income	2022	2021	2022	2021
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.9	$1.6	$7.2	$4.4
Interest and Investment Income (Loss)	(0.4)	(0.1)	(1.3)	1.7
AFUDC - Equity	0.7	0.6	2.4	1.7
PSA Liability (b)	—	—	10.2	—
Other	0.1	(1.1)	(2.1)	(1.7)
Total Other Income	$2.3	$1.0	$16.4	$6.1
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

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2022	2021
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$60.5	$54.9
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$2.4	$(12.1)
Reclassification of Property, Plant and Equipment to Inventory (a)	$99.8	—
Capitalized Asset Retirement Costs	$9.0	$3.5
AFUDC–Equity	$2.4	$1.7
(a)The decommissioning of the existing Northern Wind assets resulted in a reclassification from Property, Plant and Equipment – Net to Inventories – Net in the second quarter of 2022 as they are being sold to a subsidiary of Xcel Energy Inc. In the third quarter of 2022, safe harbor equipment was transferred to the project entity resulting in an additional reclassification from Property, Plant and Equipment - Net to Inventories - Net.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2021 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $19.5 million for the nine months ended September 30, 2022 ($29.2 million for the nine months ended September 30, 2021).

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

On September 1, 2022, the administrative law judge (ALJ) issued a report containing recommendations that if adopted in whole by the MPUC would result in an increase in rates of approximately $76 million on an annualized basis. On September 23, 2022, Minnesota Power filed exceptions totaling approximately $30 million to the ALJ’s report contesting certain recommendations. A final decision by the MPUC is expected in early 2023. Management has evaluated the need for a reserve for interim rate refunds and concluded that a reserve is not necessary as of September 30, 2022. We cannot predict the level of final rates that may be authorized by the MPUC.

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

Minnesota Power has also incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $23 million regulatory asset as of September 30, 2022. Minnesota Power filed a significant events filing in June 2022 requesting recovery of the under-collected fuel adjustment clause recoveries that are expected for 2022 from August 2022 through December 2022. No parties objected to the request and higher rates were implemented in August 2022 to recover the expected under-collection of fuel adjustment clause recoveries, subject to final approval by the MPUC which is expected in 2023.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP with the MPUC, which outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding approximately 400 MW of new wind and solar energy resources, retiring Boswell Unit 3 by 2030 and transforming Boswell Unit 4 to be coal-free by 2035. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. A final decision on the IRP is expected in the fourth quarter of 2022.

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

Regulatory Assets and Liabilities	September 30, 2022	December 31, 2021
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$38.7	—
Total Current Regulatory Assets	38.7	—
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	217.0	$226.4
Income Taxes	99.3	104.7
Cost Recovery Riders	39.6	63.2
Asset Retirement Obligations	34.9	33.1
Fuel Adjustment Clause	22.9	56.4
Manufactured Gas Plant	17.7	17.0
PPACA Income Tax Deferral	4.2	4.3
Residential Customer Interim Rate Adjustment	5.9	—
Other	5.6	6.7
Total Non-Current Regulatory Assets	447.1	511.8
Total Regulatory Assets	$485.8	$511.8

Current Regulatory Liabilities (b)
Fuel Adjustment Clause	—	$5.0
Transmission Formula Rates Refund	$5.1	3.1
Other	0.1	0.5
Total Current Regulatory Liabilities	5.2	8.6
Non-Current Regulatory Liabilities
Income Taxes	338.0	353.4
Wholesale and Retail Contra AFUDC	81.5	83.7
Plant Removal Obligations	58.8	52.6
North Dakota Investment Tax Credits	13.4	12.2
Defined Benefit Pension and Other Postretirement Benefit Plans	23.5	28.1
Boswell Units 1 and 2 Net Plant and Equipment	5.1	0.4
Regulated Land Sales	2.2	—
Other	4.9	5.7
Total Non-Current Regulatory Liabilities	527.4	536.1
Total Regulatory Liabilities	$532.6	$544.7
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

Since the acquisition in April 2022, aggregate revenue was $39.9 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and New Energy since the beginning of 2021, as the results of operations for New Energy are not material to the Company's consolidated financials.

Millions
Assets Acquired
Cash and Cash Equivalents	$3.9
Accounts Receivable	1.4
Inventory (a)	25.3
Other Current Assets	12.6
Property, Plant and Equipment - Net	16.4
Goodwill (b)	155.1
Other Non-Current Assets	2.1
Total Assets Acquired	$216.8
Liabilities Assumed
Current Liabilities	$23.6
Long-Term Debt Due Within One Year	28.3
Long-Term Debt	5.9
Other Non-Current Liabilities	0.2
Total Liabilities Assumed	$58.0
Net Identifiable Assets Acquired	$158.8
(a)Includes $11.6 million of purchase price accounting for certain projects under development at the time of acquisition.
(b)For tax purpose, the purchase price allocation resulted in $155.1 million of deductible goodwill.

During the third quarter of 2022, the Company recorded purchase accounting adjustments related to the acquisition of New Energy which resulted in an increase to net liabilities of $6.2 million, current assets increased by $1.4 million and goodwill increased by $4.8 million.

Acquisition-related costs were $2.6 million after-tax, expensed as incurred during 2022 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 4. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2021	$154.5
Cash Investments	5.1
Equity in ATC Earnings	13.8
Distributed ATC Earnings	(13.1)
Amortization of the Remeasurement of Deferred Income Taxes	1.0
Equity Investment Balance as of September 30, 2022	$161.3

ATC’s authorized return on equity was 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which was subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to FERC. As a result of this decision, ATC recorded a reserve in the third quarter of 2022 for anticipated refunds to its customers for approximately $31 million of which our share was $2.4 million pre-tax. We cannot predict the return on equity FERC will ultimately authorize in the remanded proceeding.

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2021	$163.5
Equity in Nobles 2 Earnings (a)	(0.7)
Distributed Nobles 2 Earnings	(3.8)
Equity Investment Balance as of September 30, 2022	$159.0
(a)The Company also recorded net loss attributable to non-controlling interest of $7.5 million related to its investment in Nobles 2.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022, and December 31, 2021. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of September 30, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$6.9	—	—	$6.9
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.4	—	5.4
Cash Equivalents	3.4	—	—	3.4
Total Fair Value of Assets	$10.3	$5.4	—	$15.7

Liabilities
Deferred Compensation (c)	—	$14.8	—	$14.8
Total Fair Value of Liabilities	—	$14.8	—	$14.8

	Fair Value as of December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.9	—	—	$8.9
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.2	—	6.2
Cash Equivalents	2.5	—	—	2.5
Total Fair Value of Assets	$11.4	$6.2	—	$17.6

Liabilities
Deferred Compensation (c)	—	$18.0	—	$18.0
Total Fair Value of Liabilities	—	$18.0	—	$18.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of September 30, 2022, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.7 million, in one year to less than three years was $2.6 million, in three years to less than five years was $1.4 million and in five or more years was $0.6 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
September 30, 2022	$1,970.2	$1,804.1
December 31, 2021	$1,986.4	$2,192.6
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2022, and the year ended December 31, 2021, there were no indicators of impairment for these non-financial assets.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 5. FAIR VALUE (Continued)

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A continued decline in energy prices or lower wind resource expectations could result in a future impairment.

NOTE 6. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2022, and December 31, 2021:

September 30, 2022	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$308.8	$(0.2)	$308.6
Long-Term Debt	1,661.4	(8.4)	1,653.0
Total Debt	$1,970.2	$(8.6)	$1,961.6

December 31, 2021	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$214.4	$(0.2)	$214.2
Long-Term Debt	1,772.0	(8.8)	1,763.2
Total Debt	$1,986.4	$(9.0)	$1,977.4

We had $33.2 million outstanding in standby letters of credit and $92.0 million outstanding draws under our lines of credit as of September 30, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021).

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

On August 9, 2022, ALLETE issued $75 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which bear interest at 4.54 percent, will mature in August 2032 and pay interest semi-annually in February and August of each year, commencing on February 9, 2023. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Bonds were used to fund utility capital investment and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2022, our ratio was approximately 0.39 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of September 30, 2022, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

Square Butte PPA. As of September 30, 2022, Square Butte had total debt outstanding of $192.7 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2022, was $63.8 million ($60.3 million for the same period in 2021). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $3.7 million ($4.3 million for the same period in 2021). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it will reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS. A proposed rulemaking was anticipated in August 2022, with a final rule in March 2023, but none has been issued at this time. The EPA also announced in October 2021 that it was reconsidering the 2020 Ozone NAAQS rule finalized in December 2020, and issued a policy assessment on April 28, 2022, recommending retention of the current standard. A proposed Ozone NAAQS rule is expected in the first half of 2023.

EPA Good Neighbor Plan for 2015 Ozone NAAQS. On April 6, 2022, the EPA published a proposed rule, the Good Neighbor Plan, to address regional ozone transport for the 2015 Ozone NAAQS by reducing NOx emissions during the period of May 1 through September 30 (ozone season). This rule is intended to address certain good neighbor or interstate transport provisions of the Clean Air Act relative to the 2015 Ozone NAAQS. In the justification for the proposed rule, the EPA asserted that 26 states, including Minnesota, are modeled as significant contributors to downwind states’ challenges in attaining or maintaining ozone NAAQS compliance within their state borders. The Good Neighbor Plan proposes to resolve this interstate transport issue by implementing a variety of NOx reduction strategies, including federal implementation plan requirements, NOx emission limitations, and ozone season allowance program requirements, beginning with the 2023 ozone season. The proposed rule would apply to fossil-fuel fired power plants in 25 states and certain other industrial sources in 23 states. Implementation of the rule would occur in part through changes to the existing CSAPR program.

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

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters (Industrial Boiler MACT) Rule. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2012 with compliance required at major existing sources in 2016. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. Compliance with the Industrial Boiler MACT Rule consisted largely of adjustments to fuels and operating practices and compliance costs were not material. Subsequent to this initial rulemaking, litigation from 2016 through 2018 resulted in court orders directing that the EPA reconsider certain aspects of the regulation including the basis for and numerical value of several different emission limits. On October 6, 2022, the EPA published a final rule in the Federal Register incorporating these changes. The rule will become effective on December 5, 2022 and impose a 3-year compliance deadline of December 5, 2025. Minnesota Power is actively reviewing this new regulation to assess if any changes are needed to achieve compliance. Compliance costs associated with the new Industrial Boiler MACT Rule cannot yet be estimated; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

Under the 2020 ELG rule, most bottom ash transport water discharge to surface waters must cease no later than December 31, 2025, except for small discharges needed to retain water balance. The majority of bottom ash transport will either need to be re-used in a closed-loop process or routed to a FGD scrubber. FGD wastewater is required to meet stringent water quality standards for discharge to surface water.

Bottom ash transport and FGD wastewater ELG’s are not currently expected to have a significant impact on Minnesota Power operations. Boswell Energy Center, where ELG’s are primarily applicable, completed conversion to dry bottom ash handling and installed a FGD dewatering system in September 2022. The dry conversion projects eliminated bottom ash transport water and minimized wastewater from the FGD system. Re-use and onsite consumption is planned for the remaining FGD waste stream and for dewatering legacy wastewater from Boswell’s existing impoundments. Water re-use and consumption activities are expected to eliminate the need for surface water discharges prior to the current ELG Rule deadline of December 31, 2025.

The EPA’s additional reconsideration of legacy wastewater and leachate discharge requirements has the potential to impact leachate discharges associated with the closed impoundment at the Laskin and Taconite Harbor Energy Center Dry Ash Landfill. In its spring 2022 Unified Agenda, the EPA announced it intends to consolidate consideration of legacy wastewater and leachate with the ELG/FGD and BATW proposed rulemaking expected in November 2022. It is unknown at this time if the rule revisions will include new requirements for these waste streams.

At this time, we estimate no additional material compliance costs for ELG bottom ash water and FGD requirements. Compliance costs we might incur related to other ELG waste streams (e.g., leachate) or other potential future water discharge regulations at Minnesota Power facilities cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Part A Rule, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. Minnesota Power sought EPA approval under the Part A Rule to extend the closure date for two active Boswell impoundments in November 2020. Upon completion of dry ash conversion activities, Boswell ceased disposal in both impoundments on September 17, 2022 and formally withdrew the CCR Part A Application. The EPA acknowledged the Part A variance application withdrawal on September 20, 2022, and indicated it has updated the webpage to show Boswell has ceased waste disposal in impoundments. The EPA also indicated that no further EPA review of Boswell’s Part A variance application will occur. Both impoundments are now inactive and have initiated closure.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 7. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of September 30, 2022, we have recorded a liability of approximately $18 million for remediation costs at this site. SWL&P has recorded the site as an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2024.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of September 30, 2022, we had $227.6 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of September 30, 2022, we had $18.1 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have various PSAs in place for some or all of their output that expire in various years between 2024 and 2039. As of September 30, 2022, ALLETE Clean Energy has $173.8 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

BNI Energy. As of September 30, 2022, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of September 30, 2022, ALLETE South Wind has $11.8 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of September 30, 2022, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

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

Minnesota Power was named in a lawsuit where a contractor performing work at one of its facilities experienced an injury and subsequently filed a lawsuit seeking compensatory damages. In the second quarter of 2022, Minnesota Power reached an agreement to settle the lawsuit with the plaintiff. The settlement was covered by the Company’s insurance coverage, subject to a deductible which has been previously expensed. The settlement, which was recorded in the financial statements for the quarter ended March 31, 2022, did not have a material impact on our financial position or results of operations.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 8. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2022			2021
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$33.7		$33.7	$27.6		$27.6
Average Common Shares	57.1	0.1	57.2	52.4	0.1	52.5
Earnings Per Share	$0.59		$0.59	$0.53		$0.53
Nine Months Ended September 30,
Net Income Attributable to ALLETE	$137.6		$137.6	$107.3		$107.3
Average Common Shares	55.5	0.1	55.6	52.3	—	52.3
Earnings Per Share	$2.48		$2.48	$2.05		$2.05

On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

NOTE 9. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Millions
Current Income Tax Expense (a)
Federal	—	—	—	—
State	$0.2	$0.1	$0.3	$0.1
Total Current Income Tax Expense	$0.2	$0.1	$0.3	$0.1
Deferred Income Tax Expense (Benefit)
Federal (b)	$(8.4)	$(5.8)	$(20.7)	$(26.3)
State (c)	1.1	0.9	1.4	7.3
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.4)	(0.4)
Total Deferred Income Tax Benefit	$(7.4)	$(5.0)	$(19.7)	$(19.4)
Total Income Tax Benefit	$(7.2)	$(4.9)	$(19.4)	$(19.3)
(a)For the three and nine months ended September 30, 2022 and 2021, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income.
(b)For the three and nine months ended September 30, 2022 and 2021, the federal income tax benefit is primarily due to production tax credits.
(c)For the nine months ended September 30, 2022, the state impact includes the benefit of deferred repricing as a result of the New Energy acquisition.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2022	2021	2022	2021
Millions
Income Before Income Taxes	$19.6	$19.2	$74.7	$69.9
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$4.1	$4.0	$15.7	$14.7
Increase (Decrease) in Income Tax Due to:
State Income Taxes (Credit) – Net of Federal Income Tax Benefit	1.1	0.7	6.6	5.8
Deferred Revaluation – Net of Federal Income Tax Benefit	—	—	(5.2)	—
Production Tax Credits	(9.7)	(9.5)	(34.4)	(36.6)
Investment Tax Credits	(3.2)	—	(3.2)	—
Regulatory Differences – Excess Deferred Tax	(1.5)	(2.1)	(6.7)	(6.7)
Non-Controlling Interest in Subsidiaries	1.4	0.8	8.4	3.9
Other	0.6	1.2	(0.6)	(0.4)
Total Income Tax Benefit	$(7.2)	$(4.9)	$(19.4)	$(19.3)

For the nine months ended September 30, 2022, the effective tax rate was a benefit of 26.0 percent (benefit of 27.6 percent for the nine months ended September 30, 2021). The effective tax rate for 2022 and 2021 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of September 30, 2022, we had gross unrecognized tax benefits of $1.3 million ($1.3 million as of December 31, 2021). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as reductions to the tax benefits associated with NOL and tax credit carryforwards on the Consolidated Balance Sheet.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2022	2021	2022	2021
Millions
Quarter Ended September 30,
Service Cost	$2.1	$2.7	$0.8	$0.9
Non-Service Cost Components (a)
Interest Cost	6.9	6.1	1.1	1.1
Expected Return on Plan Assets	(10.4)	(10.8)	(2.4)	(2.4)
Amortization of Prior Service Credits	—	—	(1.8)	(1.9)
Amortization of Net Loss	2.8	4.7	0.1	0.7
Net Periodic Benefit Cost (Credit)	$1.4	$2.7	$(2.2)	$(1.6)

Nine Months Ended September 30,
Service Cost	$6.9	$8.2	$2.3	$2.7
Non-Service Cost Components (a)
Interest Cost	20.4	18.4	3.3	3.3
Expected Return on Plan Assets	(31.1)	(32.5)	(7.2)	(7.3)
Amortization of Prior Service Credits	(0.1)	(0.1)	(5.6)	(5.7)
Amortization of Net Loss	8.6	14.1	0.3	2.2
Net Periodic Benefit Cost (Credit)	$4.7	$8.1	$(6.9)	$(4.8)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the nine months ended September 30, 2022, we made no contributions to the defined benefit pension plans ($10.3 million for the nine months ended September 30, 2021); we do not expect to make any contributions to our defined benefit pension plans in 2022. For the nine months ended September 30, 2022 and 2021, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2022.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

NOTE 11. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Millions
Operating Revenue
Regulated Operations
Residential	$40.1	$37.0	$136.7	$118.0
Commercial	49.0	44.3	141.7	124.7
Municipal	9.8	14.4	31.9	38.5
Industrial	147.3	139.7	445.7	407.8
Other Power Suppliers	46.7	41.2	124.6	116.9
Other	29.7	28.2	79.7	82.3
Total Regulated Operations	322.6	304.8	960.3	888.2

ALLETE Clean Energy
Long-term PSA	14.4	14.0	58.7	50.8
Other	1.2	2.9	6.3	8.6
Total ALLETE Clean Energy	15.6	16.9	65.0	59.4

Corporate and Other
Long-term Contract	23.5	20.3	67.5	63.4
Sale of Renewable Development Projects	22.1	—	36.6	—
Other	4.5	3.4	15.5	9.2
Total Corporate and Other	50.1	23.7	119.6	72.6
Total Operating Revenue	$388.3	$345.4	$1,144.9	$1,020.2
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$38.3	$32.9	$119.4	$99.4

ALLETE Clean Energy	(7.3)	(0.8)	15.0	11.7

Corporate and Other (a)	2.7	(4.5)	3.2	(3.8)
Total Net Income Attributable to ALLETE	$33.7	$27.6	$137.6	$107.3
(a)Net Income in 2022 includes a $5.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition and $2.6 million after-tax of transaction costs related to the acquisition of New Energy.

	September 30, 2022	December 31, 2021
Millions
Assets
Regulated Operations	$4,307.3	$4,289.4

ALLETE Clean Energy	1,893.2	1,719.4

Corporate and Other	657.5	426.2
Total Assets	$6,858.0	$6,435.0

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

Corporate and Other is comprised of BNI Energy, our coal mining operations in North Dakota; New Energy, a renewable development company; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; land holdings in Minnesota; and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2022, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2022, to the nine months ended September 30, 2021.

Net income attributable to ALLETE for the nine months ended September 30, 2022, was $137.6 million, or $2.48 per diluted share, compared to $107.3 million, or $2.05 per diluted share, for the same period in 2021. Net income in 2022 included transaction costs of $2.6 million after-tax, or $0.05 per share, related to the acquisition of New Energy. Net income in 2021 included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. Earnings per share dilution in 2022 was $0.15 due to additional shares of common stock outstanding as of September 30, 2022.

Regulated Operations net income attributable to ALLETE was $119.4 million for the nine months ended September 30, 2022, compared to $99.4 million for the same period in 2021. Net income at Minnesota Power was higher than 2021 primarily due to the implementation of interim rates on January 1, 2022. These increases were partially offset by higher costs under a PPA with Manitoba Hydro, higher operating and maintenance expense, and lower kWh sales to industrial customers. Our after-tax equity earnings in ATC were lower than 2021 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints. (See Note 5. Equity Investments.)
ALLETE Clean Energy net income attributable to ALLETE was $15.0 million for the nine months ended September 30, 2022, compared to $11.7 million for the same period in 2021. Net income in 2022 reflected higher wind resources compared to 2021, partially offset by lower realized pricing under the Caddo and Diamond Spring wind energy facilities’ power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool. Net income in 2022 also included a reserve for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project. Net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. This winter storm event caused volatility in power prices in the regional power market resulting in losses being incurred under the facility’s power sales agreements during portions of the winter storm event.

Corporate and Other net income attributable to ALLETE was $3.2 million for the nine months ended September 30, 2022, compared to a net loss of $3.8 million for the same period in 2021. Net income in 2022 reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, higher land sales at ALLETE Properties, higher tons sold at BNI Energy, and lower income taxes. Net income in 2022 also reflects net income from New Energy of $0.2 million, which included a $5.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. These increases were partially offset by transaction costs of $2.6 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2022 AND 2021

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2022	2021
Millions
Operating Revenue – Utility	$322.6	$304.8
Fuel, Purchased Power and Gas – Utility	136.8	140.1
Transmission Services – Utility	19.3	19.2
Operating and Maintenance	62.2	53.2
Depreciation and Amortization	41.5	42.6
Taxes Other than Income Taxes	15.1	13.5
Operating Income	47.7	36.2
Interest Expense	(14.3)	(14.5)
Equity Earnings	3.1	5.3
Other Income	2.3	1.4
Income Before Income Taxes	38.8	28.4
Income Tax Benefit (Expense)	0.5	(4.5)
Net Income Attributable to ALLETE	$38.3	$32.9

Operating Revenue – Utility increased $17.8 million from 2021 primarily due to the implementation of interim rates at Minnesota Power on January 1, 2022, as well as increased recoveries under the Minnesota conservation improvement program. These increases were partially offset by lower fuel adjustment clause recoveries, lower revenue from kWh sales and the timing of financial incentives.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2022, resulting in revenue of $24.9 million. (See Note 2. Regulatory Matters.)

Conservation improvement program recoveries increased $1.9 million from 2021 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Fuel adjustment clause revenue decreased $6.6 million due to lower fuel and purchased power costs attributable to retail and municipal customers, and lower kWh sales to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Lower kWh sales reduced revenue $4.1 million from 2021 reflecting lower sales to retail and municipal customers as well as other power suppliers. Sales to industrial customers decreased primarily due to lower sales to taconite customers resulting from less taconite production in 2022 compared to 2021, reflecting Cliffs’ Northshore mine being temporarily idled in 2022. (See Outlook - Customers - Northshore Mining.) Sales to residential, commercial and municipal customers decreased from 2021 primarily due to milder weather in the third quarter of 2022 compared to 2021. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2022 compared to 2021 primarily due to additional kWh sales made in 2021 to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Variance
Quarter Ended September 30,	2022	2021	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	251	268	(17)	(6.3)%
Commercial	353	360	(7)	(1.9)%
Industrial	1,665	1,778	(113)	(6.4)%
Municipal	130	147	(17)	(11.6)%
Total Retail and Municipal	2,399	2,553	(154)	(6.0)%
Other Power Suppliers	769	1,253	(484)	(38.6)%
Total Regulated Utility Kilowatt-hours Sold	3,168	3,806	(638)	(16.8)%

Revenue from electric sales to taconite customers accounted for 31 percent of regulated operating revenue in 2022 (32 percent in 2021). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 6 percent of regulated operating revenue in 2022 (5 percent in 2021). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2022 (8 percent in 2021).

Financial incentives under the Minnesota conservation improvement program were $2.4 million lower than 2021 due to the timing of MPUC approval, which was received in the second quarter in 2022 compared to the third quarter in 2021. (See Note 2. Regulatory Matters.)

Operating Expenses increased $6.3 million, or 2 percent, from 2021.

Fuel, Purchased Power and Gas – Utility expense decreased $3.3 million, or 2 percent, from 2021 primarily due to lower kWh sales, partially offset by higher purchased power prices and fuel costs. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense increased $9.0 million, or 17 percent, from 2021 primarily due to more professional services and materials purchased for generation facilities as well as higher conservation improvement program expenses and labor expenses. In addition, 2022 included rate case-related expenses for Minnesota Power’s ongoing rate case. (See Note 2. Regulatory Matters.)

Taxes Other than Income Taxes increased $1.6 million, or 12 percent from 2021 primarily due to higher property tax expense resulting from the impact of an updated estimate of taxable market values and rates recorded in 2021.

Equity Earnings decreased $2.2 million, or 42 percent, from 2021 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints. (See Note 4. Equity Investments.)

Income Tax Benefit was lower than 2021 due to higher pre-tax income and lower production tax credits. We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher pre-tax income and lower production tax credits.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)

ALLETE Clean Energy

Quarter Ended September 30,	2022	2021
Millions
Operating Revenue
Contracts with Customers – Non-utility	$14.4	$14.0
Other – Non-utility (a)	1.2	2.9
Cost of Sales – Non-utility	4.0	—
Operating and Maintenance	12.7	10.2
Depreciation and Amortization	14.3	12.2
Taxes Other than Income Taxes	2.9	1.8
Operating Loss	(18.3)	(7.3)
Interest Expense	(0.2)	(0.3)
Other Income	0.2	—
Loss Before Income Taxes	(18.3)	(7.6)
Income Tax Benefit	(5.4)	(4.2)
Net Loss	(12.9)	(3.4)
Net Loss Attributable to Non-Controlling Interest	(5.6)	(2.6)
Net Loss Attributable to ALLETE	$(7.3)	$(0.8)
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $1.3 million, or 8 percent compared to 2021. Operating revenue reflected the absence of revenue from Northern Wind as part of ALLETE Clean Energy’s project to repower and sell the wind energy facilities. Operating revenue in 2022 was also impacted by lower realized pricing under the Caddo and Diamond Spring wind energy facilities’ power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool.

	Quarter Ended September 30,
	2022		2021
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	38.8	$3.5	39.8	$3.6
Midwest	100.9	4.3	148.7	6.5
South	373.3	4.4	152.6	2.4
West	151.7	3.4	180.0	4.4
Total Production and Operating Revenue	664.7	$15.6	521.1	$16.9

Cost of Sales – Non-utility increased $4.0 million from 2021 reflecting a reserve for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project.

Operating and Maintenance expense increased $2.5 million, or 25 percent, from 2021 primarily due to operating and maintenance expenses related to the Caddo wind energy facility, which commenced operations in December 2021.

Depreciation and Amortization expense increased $2.1 million, or 17 percent, from 2021 primarily due to additional property, plant and equipment in service related to the Caddo wind energy facility.

Taxes Other than Income Taxes increased $1.1 million from 2021 primarily due to higher property tax expense related to the Caddo wind energy facility.

Income Tax Benefit increased $1.2 million from 2021 primarily due to higher pre-tax loss, partially offset by higher production tax credits and higher net loss attributable to non-controlling interest.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)
ALLETE Clean Energy (Continued)

Net Loss Attributable to Non-Controlling Interest increased $3.0 million from 2021 reflecting higher net losses attributable to non-controlling interest for the Diamond Spring wind energy facility resulting from a higher PTC value in 2022 compared to 2021 as well as net losses attributable to non-controlling interest for the Caddo wind energy facility.

Corporate and Other

Operating Revenue increased $26.4 million from 2021 reflecting revenue from New Energy, which was acquired in April 2022, and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2022 compared to 2021.

Net Income Attributable to ALLETE of $2.7 million in 2022 compared to a net loss of $4.5 million in 2021. Net income in 2022 reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, net income from New Energy of $1.3 million, which included a $1.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition, and a benefit from the timing of income taxes.

Income Taxes – Consolidated

For the quarter ended September 30, 2022, the effective tax rate was a benefit of 36.7 percent (benefit of 25.5 percent for the quarter ended September 30, 2021). The effective tax rate for 2022 was a higher benefit primarily due to the timing of income taxes.

We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher non-controlling interests in subsidiaries, higher pre-tax income, and lower production tax credits, partially offset by investment tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(See Note 11. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2022	2021
Millions
Operating Revenue – Utility	$960.3	$888.2
Fuel, Purchased Power and Gas – Utility	417.4	389.4
Transmission Services – Utility	57.5	56.1
Operating and Maintenance	177.7	158.9
Depreciation and Amortization	128.5	128.2
Taxes Other than Income Taxes	42.2	45.1
Operating Income	137.0	110.5
Interest Expense	(42.6)	(43.1)
Equity Earnings	13.8	15.8
Other Income	6.9	4.5
Income Before Income Taxes	115.1	87.7
Income Tax Benefit	(4.3)	(11.7)
Net Income Attributable to ALLETE	$119.4	$99.4

Operating Revenue – Utility increased $72.1 million from 2021 primarily due to the implementation of interim rates at Minnesota Power on January 1, 2022, increased conservation improvement program recoveries, increased gas sales and higher fuel adjustment clause recoveries. These increases were partially offset by lower cost recovery rider revenue and lower revenue from kWh sales.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2022, resulting in revenue of $70.5 million. (See Note 2. Regulatory Matters.)

Conservation improvement program recoveries increased $5.6 million from 2021 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Gas sales at SWL&P increased $3.4 million as a result of colder weather and higher gas prices in 2022 compared to 2021. (See Fuel, Purchased Power and Gas – Utility.)

Fuel adjustment clause revenue increased $3.2 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Cost recovery rider revenue decreased $9.6 million primarily due to additional production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level above those assumed in Minnesota Power’s retail rates, a decrease in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)
Regulated Operations (Continued)

Lower kWh sales reduced revenue $4.7 million from 2021 reflecting lower sales to industrial customers and other power suppliers, partially offset by higher sales to residential and commercial customers as well as higher pricing on sales to other power suppliers. Sales to residential and commercial customers increased from 2021 primarily due to colder weather in 2022 compared to 2021. Sales to industrial customers decreased primarily due to lower sales to taconite customers resulting from less taconite production in 2022 compared to 2021, reflecting Cliffs’ Northshore mine being temporarily idled in 2022. (See Outlook - Customers - Northshore Mining.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2022 compared to 2021 primarily due to additional kWh sales made in 2021 to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

Kilowatt-hours Sold			Variance
Nine Months Ended September 30,	2022	2021	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	851	846	5	0.6%
Commercial	1,027	1,018	9	0.9%
Industrial	5,047	5,351	(304)	(5.7)%
Municipal	419	445	(26)	(5.8)%
Total Retail and Municipal	7,344	7,660	(316)	(4.1)%
Other Power Suppliers	2,544	3,695	(1,151)	(31.2)%
Total Regulated Utility Kilowatt-hours Sold	9,888	11,355	(1,467)	(12.9)%

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2022 (32 percent in 2021). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2022 (5 percent in 2021). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2022 (9 percent in 2021).

Operating Expenses increased $45.6 million, or 6 percent, from 2021.

Fuel, Purchased Power and Gas – Utility expense increased $28.0 million, or 7 percent, from 2021 primarily due to higher purchased power prices and fuel costs as well as increased gas prices and sales, partially offset by lower kWh sales. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Operating and Maintenance expense increased $18.8 million, or 12 percent, from 2021 primarily due to higher conservation improvement program expenses, professional services and materials purchased for generation facilities, labor expenses and higher vegetation management expenses. These increases were partially offset by lower pension and other postretirement benefit expenses. In addition, 2022 included rate case-related expenses for Minnesota Power’s ongoing rate case. (See Note 2. Regulatory Matters.)

Transmission Services – Utility expense increased $1.4 million, or 2 percent, from 2021 primarily due to higher MISO-related expense.

Taxes Other than Income Taxes decreased $2.9 million, or 6 percent, from 2021 primarily due to lower property tax expense resulting from an updated estimate of taxable market values and rates in 2022.

Equity Earnings decreased $2.0 million, or 13 percent, from 2021 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints. (See Note 4. Equity Investments.)

Income Tax Benefit decreased $7.4 million from 2021 due to higher pre-tax income and lower production tax credits. We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher pre-tax income and lower production tax credits.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)

ALLETE Clean Energy

Nine Months Ended September 30,	2022	2021
Millions
Operating Revenue
Contracts with Customers – Non-utility	$58.7	$50.8
Other – Non-utility (a)	6.3	8.6
Cost of Sales – Non-utility	14.2	—
Operating and Maintenance	36.6	31.6
Depreciation and Amortization	44.2	36.5
Taxes Other than Income Taxes	9.0	5.3
Operating Loss	(39.0)	(14.0)
Interest Expense	(2.0)	(1.1)
Other Income	10.6	0.3
Loss Before Income Taxes	(30.4)	(14.8)
Income Tax Benefit	(9.4)	(12.7)
Net Loss	(21.0)	(2.1)
Net Loss Attributable to Non-Controlling Interest	(36.0)	(13.8)
Net Income Attributable to ALLETE	$15.0	$11.7
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $5.6 million, or 9 percent, from 2021 primarily due to the absence of the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility resulting from an extreme winter storm event in the southwest United States in February 2021 as well as higher wind resources at other wind energy facilities. Operating revenue in 2022 was also impacted by lower realized pricing under the Caddo and Diamond Spring wind energy facilities’ power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool.

	Nine Months Ended September 30,
	2022		2021
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	184.1	$16.7	167.1	$15.1
Midwest	592.0	21.2	610.3	23.0
South	1,550.9	12.9	666.4	5.8
West	624.4	14.2	569.5	15.5
Total Production and Operating Revenue	2,951.4	$65.0	2,013.3	$59.4

Cost of Sales – Non-utility increased $14.2 million from 2021 reflecting a $10.2 million reserve in the second quarter of 2022 related to the sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income and Outlook – ALLETE Clean Energy.) In addition, Cost of Sales – Non-utility in 2022 reflected an additional $4.0 million reserve in the third quarter of 2022 for an anticipated loss on sale of ALLETE Clean Energy’s Northern Wind project resulting from inflationary increases and significant cost pressures.

Operating and Maintenance expense increased $5.0 million, or 16 percent, from 2021 primarily due to operating and maintenance expenses related to the Caddo wind energy facility, which commenced operations in December 2021.

Depreciation and Amortization expense increased $7.7 million, or 21 percent, from 2021 primarily due to additional property, plant and equipment in service related to the Caddo wind energy facility.

Taxes Other than Income Taxes increased $3.7 million from 2021 primarily due to higher property tax expense related to the Caddo wind energy facility.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (Continued)
ALLETE Clean Energy (Continued)

Other Income increased $10.3 million from 2021 primarily due to a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Cost of Sales – Non-utility and Outlook – ALLETE Clean Energy.)

Income Tax Benefit decreased $3.3 million from 2021 primarily due to higher net loss attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest increased $22.2 million from 2021 reflecting net losses attributable to non-controlling interest for the Caddo wind energy facility as well as higher net losses attributable to non-controlling interests for the Glen Ullin, South Peak and Diamond Spring wind energy facilities resulting from higher wind resources and a higher PTC value in 2022 compared to 2021.

Corporate and Other

Operating Revenue increased $47.0 million, or 65 percent, from 2021 reflecting revenue from New Energy, which was acquired in April 2022, higher land sales at ALLETE Properties compared to 2021 and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses and more tons sold in 2022 compared to 2021.

Net Income Attributable to ALLETE was $3.2 million in 2022 compared to a net loss of $3.8 million in 2021. Net income in 2022 reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, higher land sales at ALLETE Properties, higher tons sold at BNI Energy, and lower income taxes. Net income in 2022 also reflects net income from New Energy of $0.2 million, which included a $5.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. These increases were partially offset by transaction costs of $2.6 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021.

Income Taxes – Consolidated

For the nine months ended September 30, 2022, the effective tax rate was a benefit of 26.0 percent (benefit of 27.6 percent for the nine months ended September 30, 2021). The effective tax rate for 2022 was a lower benefit primarily due to higher pre-tax income and higher net losses attributable to non-controlling interests in subsidiaries.

We expect our annual effective tax rate in 2022 to be a lower income tax benefit than in 2021 primarily due to higher net losses attributable to non-controlling interests in subsidiaries, higher pre-tax income and lower production tax credits, partially offset by investment tax credits. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 9. Income Tax Expense.)

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 80 percent of total consolidated net income in 2022. Over the next several years, ALLETE expects increased contributions to net income from ALLETE Clean Energy, New Energy, and its Corporate and Other businesses as ALLETE grows these operations. ALLETE expects its businesses to generally provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

On August 16, 2022, the Inflation Reduction Act was signed into law. We believe our businesses will benefit from certain provisions of the legislation including from the extension and transferability of production tax credits and investment tax credits, among others. We do not anticipate any impact from the new alternative minimum tax. We will continue to assess the impact of the legislation as additional implementation guidance becomes available.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

On September 1, 2022, the administrative law judge (ALJ) issued a report containing recommendations that if adopted in whole by the MPUC would result in an increase in rates of approximately $76 million on an annualized basis. On September 23, 2022, Minnesota Power filed exceptions totaling approximately $30 million to the ALJ’s report contesting certain recommendations. A final decision by the MPUC is expected in early 2023. Management has evaluated the need for a reserve for interim rate refunds and concluded that a reserve is not necessary as of September 30, 2022. We cannot predict the level of final rates that may be authorized by the MPUC.

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

Industrial and Municipal Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 51 percent of our regulated utility kWh sales in the nine months ended September 30, 2022, were made to our industrial customers (47 percent in the nine months ended September 30, 2021).

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

USS Corporation. USS Corporation has announced plans to invest approximately $150 million to construct a system dedicated to producing direct reduced-grade (DR-grade) pellets at its Keetac plant. USS Corporation broke ground on the project in the third quarter of 2022, which is expected to be completed and producing DR-grade pellets in 2024. This will enable the existing pelletizing plant to not only create DR-grade pellets for use as a feedstock for a direct reduced iron (DRI) or hot briquetted iron (HBI) process that ultimately supplies electric arc furnace steelmaking but also maintains the optionality to continue producing blast furnace-grade pellets. USS Corporation’s Minntac and Keetac plants are large power industrial customers of Minnesota Power. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

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

Hibbing Public Utilities. In April 2022, Minnesota Power entered into a new long-term Power Purchase and Market Energy Service Agreement with Hibbing Public Utilities for the period of June 1, 2022, through May 31, 2027. The agreement replaces the 2015 Electric Services Agreement between Hibbing Public Utilities and Minnesota Power.
ALLETE, Inc. Third Quarter 2022 Form 10-Q

OUTLOOK (Continued)

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

Investment in ATC. ATC’s 10-year transmission assessment, which covers the years 2022 through 2031, identifies a need for between $5.1 billion and $6.2 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

In July 2022, ALLETE Clean Energy entered into amended purchase and sale agreements with a subsidiary of Xcel Energy Inc. to sell two separate wind energy facilities for a combined total sales price of approximately $215 million. As part of the transaction, ALLETE Clean Energy will repower its Northern Wind project, consisting of its 98 MW Chanarambie and Viking wind energy facilities as well as develop and construct a new 22 MW facility, all of which are located in southwest Minnesota. Construction commenced in the second quarter of 2022 and is expected to be completed in late 2022. The amended purchase and sale agreements are subject to MPUC approval, and are expected to close in late 2022 and early 2023, respectively. ALLETE Clean Energy continues to experience inflationary increases and significant cost pressures related to this project and as a result now anticipates an additional loss on sale of the project, which resulted in an approximately $2.9 million after-tax charge in the third quarter of 2022.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

OUTLOOK (Continued)
Corporate and Other (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2022, we had cash and cash equivalents of $42.1 million, $400.1 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 37 percent. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2022	%	December 31, 2021	%
Millions
ALLETE Equity	$2,682.6	50	$2,413.1	49
Non-Controlling Interest in Subsidiaries	671.3	13	533.2	11
Short-Term and Long-Term Debt (a)	1,970.2	37	1,986.4	40
	$5,324.1	100	$4,932.7	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2022	2021
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$47.7	$65.2
Cash Flows provided by (used in)
Operating Activities	81.2	209.2
Investing Activities	(311.1)	(397.1)
Financing Activities	230.8	188.1
Change in Cash, Cash Equivalents and Restricted Cash	0.9	0.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$48.6	$65.4

Operating Activities. Cash provided by operating activities was lower in 2022 compared to 2021. Cash used in operating activities in 2022 reflected higher payments for inventories compared to 2021 primarily related to ALLETE Clean Energy’s Northern Wind and Red Barn projects which will be sold to third parties in late 2022 and early 2023, respectively.

Investing Activities. Cash used in investing activities was lower in 2022 compared to 2021. Cash used in investing activities in 2022 reflected lower cash payments for additions to property, plant and equipment compared to 2021, partially offset by cash payments for the acquisition of New Energy.

ALLETE, Inc. Third Quarter 2022 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash Flows (Continued)

Financing Activities. Cash provided by financing activities was higher in 2022 compared to 2021. 2022 reflected higher proceeds from the issuance of common stock, proceeds from the issuance of short-term and long-term debt, and proceeds from non-controlling interest in subsidiaries compared to 2021. These were partially offset by higher repayments of short-term and long-term debt.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2022, we had consolidated bank lines of credit aggregating $525.3 million ($432.0 million as of December 31, 2021), the majority of which expire in January 2026. We had $33.2 million outstanding in standby letters of credit and $92.0 million outstanding draws under our lines of credit as of September 30, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021). We also have other credit facility agreements in place that provide the ability to issue up to $250.0 million in standby letters of credit. As of September 30, 2022, we had $182.4 million outstanding in standby letters of credit under these agreements.

In addition, as of September 30, 2022, we had 2.9 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the nine months ended September 30, 2022, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $12.6 million (0.3 million shares were issued for the nine months ended September 30, 2021, resulting in net proceeds of $14.6 million).

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Requirements. For the nine months ended September 30, 2022, capital expenditures totaled $155.3 million ($378.1 million for the nine months ended September 30, 2021). The expenditures were primarily made in the Regulated Operations segment. Minnesota Power and Great River Energy announced on July 25, 2022, their intent to build a 150-mile, 345-kV transmission line from Itasca County in northern Minnesota to Benton County in central Minnesota, which is expected to be in service in 2030. As a result, Minnesota Power expects capital expenditures related to the project for its approximately 50 percent estimated share of the approximately $970 million project through 2030. (See Outlook – Regulated Operations – Transmission.) As a result of this project and other additional capital projects anticipated, ALLETE now expects capital expenditures of approximately $240 million in 2022, $290 million in 2023, $685 million in 2024, $725 million in 2025, $465 million in 2026 and $525 million in 2027.

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

Employees.

As of September 30, 2022, ALLETE had 1,490 employees, of which 1,461 were full-time.

Minnesota Power and SWL&P have an aggregate of 482 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023, for Minnesota Power and on January 31, 2024, for SWL&P.

BNI Energy has 174 employees, of which 126 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2022, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2022, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $2.8 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2022.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2022, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

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

Unusual, adverse weather conditions or other natural events and different settlement prices between hub and node can cause volatility in market prices for electricity and adversely affect our financial position, results of operations and cash flows. ALLETE Clean Energy’s power sales agreements with C&I customers at its Diamond Spring and Caddo wind energy facilities are contracts for differences where power is delivered to the market, and a fixed price is paid by the customers to ALLETE Clean Energy, and differences between the market price and the fixed price are paid to or received from the customers. Certain contracts also settle with the market at the hub price whereas ALLETE Clean Energy settles with the customer at the node price which can vary significantly based on multiple factors. These settlement provisions can result in an adverse impact on our financial position, results of operations and cash flows when market prices are volatile.

Our results of operations could be adversely affected by changes in governmental incentives or policies that support renewable energy or changes in taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate and deliver it.

Any reductions or modifications to, or the elimination of, governmental incentives or policies that support renewable energy, or the imposition of additional or increased sourcing of components subject to taxes, tariffs, duties or other assessments on renewable energy or the equipment necessary to generate and deliver it, could result in, among other items, the lack of a satisfactory market for the development or financing of new renewable energy projects and reduced project returns on current or future projects.

The U.S. government currently imposes antidumping and countervailing duties on certain imported photovoltaic (PV) cells and modules from China and Taiwan. Such duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (DOC). In March 2022, the U.S. DOC launched an investigation into alleged circumvention of these duties by imports of certain PV cells and modules assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam. In June 2022, the U.S. President declared an emergency with respect to threats to electricity generation capacity and authorized the U.S. Secretary of Commerce to consider permitting the importation of certain PV products from those four countries free of antidumping and countervailing duties for 24 months, or until the emergency has terminated. The U.S. DOC has issued final regulations designed to implement that moratorium in the event that it finds circumvention in its ongoing inquiries. We cannot predict what further actions the U.S. DOC will take with respect to these circumvention inquiries. Our operating results could be adversely impacted if the U.S. DOC makes circumvention determinations that result in duties assessed on future purchases made by our businesses after the moratorium ends.

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

ALLETE, Inc. Third Quarter 2022 Form 10-Q

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number
4	Forty-Third Supplemental Indenture, dated as of August 1, 2022, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Janet Lee, as co-trustee..
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated November 9, 2022, announcing 2022 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Third Quarter 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 9, 2022	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. Third Quarter 2022 Form 10-Q