Form 10-K
period 2022-12-31
ALLETE INC
filed 2023-02-16
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the year ended December 31, 2022

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
                             Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
The aggregate market value of voting stock held by nonaffiliates on June 30, 2022, was $3,349,606,300.
As of February 1, 2023, there were 57,252,864 shares of ALLETE Common Stock, without par value, outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2022 Form 10-K

Index (Continued)

ALLETE, Inc. 2022 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA LLC
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Camp Ripley	Camp Ripley Solar Array
Cenovus Energy	Cenovus Energy Inc.
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
DC	Direct Current
EIS	Environmental Impact Statement
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Lampert Capital Markets	Lampert Capital Markets, Inc.
Laskin	Laskin Energy Center
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units

ALLETE, Inc. 2022 Form 10-K

Definitions (continued)

Abbreviation or Acronym	Term
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
PolyMet	PolyMet Mining Corp.
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
S&P	S&P Global Ratings
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SO2	Sulfur Dioxide
South Shore Energy	South Shore Energy, LLC
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
USS Corporation	United States Steel Corporation
WTG	Wind Turbine Generator

ALLETE, Inc. 2022 Form 10-K

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
ALLETE, Inc. 2022 Form 10-K

Part I

Item 1. Business

Overview.

ALLETE is a leader in the nation’s clean-energy transformation. Our businesses and dedicated employees deliver sustainable energy solutions that mitigate climate change, build thriving communities, help customers reach their sustainability goals and drive value for shareholders. In 2020, ALLETE’s largest business, Minnesota Power, reached a milestone of providing 50 percent renewable energy to its retail and municipal customers in Minnesota, and the Company envisions delivering 100 percent carbon-free energy to customers by 2050—a vision grounded in a steadfast commitment to climate, customers and community through its EnergyForward strategy. ALLETE Clean Energy, our second-largest business, is positioned at the heart of society’s clean-energy transformation and owns, operates or is developing more than 1,300 megawatts of wind energy generation across eight states – helping some of the largest companies in the country reduce their carbon footprint.

Minnesota Power’s latest IRP, approved by the MPUC in an order dated January 9, 2023, outlines its clean-energy transition plans through 2035. These plans include expanding its renewable energy supply to 70 percent by 2030, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably.

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

On February 7, 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The Company is evaluating the law to identify challenges and opportunities it could present. (See Regulated Operations – Minnesota Legislation.)

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,200 MW of nameplate capacity wind energy generation with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. ALLETE Clean Energy currently has approximately 100 MW of wind energy facilities under contract to be sold to others.

ALLETE, Inc. 2022 Form 10-K

Overview (Continued)

Corporate and Other is comprised of New Energy, a renewable development company; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; BNI Energy, our coal mining operations in North Dakota; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; land holdings in Minnesota; and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2022, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2022	2021	2020

Consolidated Operating Revenue – Millions (a)	$1,570.7	$1,419.2	$1,169.1
Percentage of Consolidated Operating Revenue
Regulated Operations	80%	87%	84%
ALLETE Clean Energy	8%	6%	7%
Corporate and Other (a)	12%	7%	9%
	100%	100%	100%
(a)    2022 includes revenue from New Energy, which was acquired in the second quarter of 2022. (See Note. 5 Acquisitions.)
For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 14. Business Segments.

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2022	%	2021	%	2020	%
Millions
Retail and Municipal
Residential	1,148	9	1,135	7	1,134	9
Commercial	1,359	11	1,359	9	1,306	10
Industrial	6,745	52	7,196	47	6,192	47
Municipal	540	4	590	4	584	4
Total Retail and Municipal	9,792	76	10,280	67	9,216	70
Other Power Suppliers	3,149	24	5,102	33	4,039	30
Total Regulated Utility Kilowatt-hours Sold	12,941	100	15,382	100	13,255	100
Industrial Customers. In 2022, industrial customers represented 52 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, paper, pulp and secondary wood products, and pipeline industries.

The COVID-19 pandemic and related governmental responses led to a disruption of economic activity. This disruption resulted in reduced sales and revenue from industrial customers in 2020 as many industrial customers operated at reduced levels or were temporarily closed or idled during 2020. Sales to our industrial customers in 2021 were similar to levels prior to the COVID-19 pandemic. In 2022 Cliffs decided to idle all production at its Northshore mine until at least April 2023.

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2022	%	2021	%	2020	%
Millions
Taconite	4,713	70	5,281	73	4,296	69
Paper, Pulp and Secondary Wood Products	735	11	702	10	752	12
Pipelines and Other Industrial	1,297	19	1,213	17	1,144	19
Total Industrial Customer Kilowatt-hours Sold	6,745	100	7,196	100	6,192	100
Six taconite facilities served by Minnesota Power made up approximately 85 percent of 2021 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2022 Mining Tax Guide. These taconite facilities are owned by Cliffs and USS Corporation. (See Large Power Customer Contracts.) Sales to taconite customers represented 4,713 million kWh, or 70 percent of total industrial customer kWh sales in 2022. Taconite, an iron‑bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets.

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

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 78 percent of capacity in 2022 (82 percent in 2021 and 68 percent in 2020). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2023 will increase by approximately 2 percent compared to 2022.

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2022*	32
2021	39
2020	30
2019	37
2018	39
2017	38
2016	28
2015	31
2014	39
2013	37
Source: Minnesota Department of Revenue 2022 Mining Tax Guide for years 2013 - 2021.
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

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 735 million kWh, or 11 percent of total industrial customer kWh sales in 2022. Minnesota Power also has an agreement to provide steam for one paper and pulp customer for use in the customer’s operations. The major paper and pulp mills we serve reported operating at similar levels in 2022 compared to 2021. Verso Corporation indefinitely idled its paper mill in Duluth, Minnesota, which it subsequently sold to ST Paper in May 2021. (See Outlook – Regulated Operations – Industrial Customers and Prospective Additional Load – Paper, Pulp and Secondary Wood Products – ST Paper.)

Large Power Customer Contracts. Minnesota Power had seven Large Power Customer contracts as of December 31, 2022, each serving requirements of 10 MW or more of customer load. The customers as of December 31, 2022 consisted of six taconite facilities owned by Cliffs and USS Corporation as well as three paper and pulp mills. Certain facilities with common ownership are served under combined contracts.

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Large Power Customer Contracts (Continued)

Large Power Customer contracts require Minnesota Power to have a certain amount of generating capacity available. In turn, each Large Power Customer is required to pay a minimum monthly demand charge that covers the fixed costs associated with having this capacity available to serve the customer, including a return on common equity. Most contracts allow customers to establish the level of megawatts subject to a demand charge on a three- to four-month basis and require that a portion of their megawatt needs be committed on a take-or-pay basis for at least a portion of the term of the agreement. In addition to the demand charge, each Large Power Customer is billed an energy charge for each kWh used that recovers the variable costs incurred in generating electricity. Five of the Large Power Customer contracts have interruptible service which provides a discounted demand rate in exchange for the ability to interrupt the customers during system emergencies. Minnesota Power also provides incremental production service for customer demand levels above the contractual take-or-pay levels. There is no demand charge for this service and energy is priced at an increment above Minnesota Power’s cost. Incremental production service is interruptible.

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

Contract Status for Minnesota Power Large Power Customers
As of December 31, 2022

Customer	Industry	Location	Ownership	Earliest Termination Date
Cliffs – Minorca Mine (a)	Taconite	Virginia, MN	Cliffs	December 31, 2026
Hibbing Taconite (a)	Taconite	Hibbing, MN	85.3% Cliffs 14.7% USS Corporation	December 31, 2026
United Taconite and Northshore Mining	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2026
USS Corporation (USS – Minnesota Ore) (a)(b)	Taconite	Mtn. Iron, MN and Keewatin, MN	USS Corporation	December 31, 2026
Boise, Inc. (a)	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2026
UPM Blandin	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	December 31, 2029
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	December 31, 2026
(a)The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is December 31, 2026.
(b)USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.
ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)

Residential and Commercial Customers. In 2022, residential and commercial customers represented 20 percent of total regulated utility kWh sales.

Municipal Customers. In 2022, municipal customers represented 4 percent of total regulated utility kWh sales.

Minnesota Power’s wholesale electric contracts with 14 non-affiliated municipal customers in Minnesota have termination dates ranging from 2029 through 2037, with a majority of contracts expiring in 2029. One of these wholesale contracts includes a termination clause requiring a three-year notice to terminate. (See Note 4. Regulatory Matters.)

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are at market‑based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Our PSAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraphs.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 32 percent to Minnkota Power in 2022 (28 percent in 2021 and in 2020). Minnkota Power’s net entitlement increases to approximately 37 percent in 2023, 41 percent in 2024, 46 percent in 2025 and 50 percent in 2026. (See Power Supply – Long-Term Purchased Power.)

Silver Bay Power PSA. Minnesota Power has a PSA with Silver Bay Power through 2031 to supply the full energy requirements for Silver Bay Power. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power.

Hibbing Public Utilities. In April 2022, Minnesota Power entered into a new long-term Power Purchase and Market Energy Service Agreement with Hibbing Public Utilities for the period of June 1, 2022, through May 31, 2027. The agreement replaced the previous wholesale electric contract between Hibbing Public Utilities and Minnesota Power.

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

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. As of December 31, 2022, approximately 50 percent of Minnesota Power’s power supply for its retail and municipal customers in Minnesota was provided by renewable energy sources. This was enabled by the completion of the 250 MW Nobles 2 wind energy facility in December 2020 and the GNTL in June 2020, which is used to deliver 250 MW of hydroelectric energy from Manitoba Hydro. Minnesota Power’s remaining operating coal-fired facilities are Boswell Units 3 and 4, which Minnesota Power plans to cease coal operations at by 2030 and 2035, respectively. (See Regulatory Matters.) The following table reflects Minnesota Power’s generating capabilities as of December 31, 2022, and total electrical supply for 2022. Minnesota Power had an annual net peak load of 1,556 MW on January 7, 2022.

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2022
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center (a)	3	1973	352
in Cohasset, MN	4	1980	468	(b)
			820		4,520,828	33.9
Taconite Harbor Energy Center	1 & 2	1957	150	(c)	—	—
Total Coal-Fired			970		4,520,828	33.9
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	60		134,049	1.0
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	98		122,277	0.9
Total Biomass Co-Fired / Natural Gas			158		256,326	1.9
Hydro (d)
Group consisting of ten stations in MN	Multiple	Multiple	120		546,876	4.1
Wind (e)
Taconite Ridge Energy Center in Mtn. Iron, MN	Multiple	2008	25		62,168	0.5
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,566,952	11.8
Total Wind			522		1,629,120	12.3
Solar (f)
Group consisting of two solar arrays in MN	Multiple	Multiple	10		16,169	0.1
Total Generation			1,780		6,969,319	52.3

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (g)					1,192,480	8.9
Wind - Oliver Wind I and II in Oliver County, ND					407,253	3.0
Wind - Nobles 2 in Nobles County, MN (h)					1,091,676	8.2
Hydro - Manitoba Hydro in Manitoba, Canada					1,460,000	11.0
Total Long-Term Purchased Power					4,151,409	31.1
Other Purchased Power (i)					2,210,192	16.6
Total Purchased Power					6,361,601	47.7
Total Regulated Utility Power Supply					13,330,920	100.0
(a) Minnesota Power anticipates ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. (See Regulatory Matters.)
(b)Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 3. Jointly-Owned Facilities and Assets.)
(c)Taconite Harbor Units 1 and 2 were idled in 2016 and are planned to be retired in the first quarter of 2023. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)
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

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2022 for electric generation at Minnesota Power’s coal-fired generating stations was 2.7 million tons (2.7 million tons in 2021; 2.2 million tons in 2020). As of December 31, 2022, Minnesota Power had coal inventories of 0.8 million tons (0.4 million tons as of December 31, 2021). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2023. In 2023, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2024. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2022	2021	2020
Average Price per Ton	$39.98	$39.51	$34.94
Average Price per MBtu	$2.25	$2.18	$1.93

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 9. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2022 was approximately $2.05 per MBtu ($1.94 per MBtu in 2021; $1.75 per MBtu in 2020). (See Electric Sales / Customers – Minnkota Power PSA.)

Manitoba Hydro. Minnesota Power has two long-term PPAs with Manitoba Hydro. The first PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro through May 2035. The second PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro through June 2040. A third PPA, which expired in April 2022 was an energy-only agreement, which primarily consisted of surplus hydro energy on Manitoba Hydro’s system that was delivered to Minnesota Power on a non-firm basis.

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (232 miles), 345 kV (241 miles), 250 kV (466 miles), 230 kV (715 miles), 161 kV (43 miles), 138 kV (8 miles), 115 kV (1,376 miles) and less than 115 kV (6,416 miles). We own and operate 162 substations with a total capacity of 10,116 megavoltamperes. Some of our transmission and distribution lines interconnect with other utilities.

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

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2022, our equity investment in ATC was $165.4 million ($154.5 million as of December 31, 2021). (See Note 6. Equity Investments.)

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to the FERC. As a result of this decision, ATC recorded a reserve in the third quarter of 2022 for anticipated refunds to its customers for approximately $31 million of which our share was approximately $2.4 million pre-tax. We cannot predict the return on equity the FERC will ultimately authorize in the remanded proceeding.

In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 proposing to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

ATC’s most recent 10-year transmission assessment, which covers the years 2022 through 2031, identifies a need for between $5.1 billion and $6.2 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

Minnesota Public Utilities Commission. The MPUC has regulatory authority over Minnesota Power’s retail service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. Minnesota Power’s current retail rates through 2021 were based on a 2018 MPUC retail rate order that allows for a 9.25 percent return on common equity and a 53.81 percent equity ratio. The resolution of Minnesota Power’s 2020 general rate case did not change the allowed return on equity or equity ratio. (See 2020 Minnesota General Rate Case.) As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission and renewable investments.

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

2020 Minnesota General Rate Case. In November 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers.

In April 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In a June 2020 order, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins are now reflected in the fuel adjustment clause. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 and refunded in the third and fourth quarters of 2020.

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

At a hearing on January 23, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis, subject to final written order and reconsideration. Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. As a result of the MPUC’s determinations made on January 23, 2023, Minnesota Power has recorded a reserve for an interim rate refund of approximately $18 million pre-tax as of December 31, 2022, which is subject to MPUC approval of Minnesota Power’s refund calculation. In addition, Minnesota Power recorded a charge of approximately $8 million pre-tax to write-off the deferred portion of residential customer interim rates. Minnesota Power also recorded additional revenue of approximately $9 million pre-tax for an increase in expected recoveries under its cost recovery riders.

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

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP, which was approved by the MPUC in an order dated January 9, 2023. The approved IRP, which reflects a joint agreement reached with various stakeholders, outlines Minnesota Power’s clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. Minnesota Power is expected to file its next IRP by March 1, 2025.

Minnesota Power has a vision to deliver 100 percent carbon-free energy to customers by 2050, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s achievement, in 2020, of now providing 50 percent renewable energy to its customers.

ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters. SWL&P’s retail rates through 2022 were based on a December 2018 order by the PSCW that allowed for a return on equity of 10.4 percent and a 55.0 percent equity ratio.

In 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 3.6 percent for retail customers. The filing sought an overall return on equity of 10.4 percent and a 55 percent equity ratio. On an annualized basis, the requested final rate increase would have generated an estimated $4.3 million in additional revenue. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.0 percent and 55 percent equity ratio. Final rates went into effect January 1, 2023.

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

Midwest Reliability Organization (MRO). Minnesota Power and ATC are members of the MRO, one of the six regional entities overseen by the NERC. The MRO's primary responsibilities are to: ensure compliance with mandatory reliability standards by entities which own, operate or use the interconnected, international bulk power system; conduct assessments of the grid's ability to meet electricity demand in the region; and analyze regional system events. The MRO region spans the Canadian provinces of Saskatchewan and Manitoba, and all or parts of 16 states.

Minnesota Legislation

Renewable and Carbon-Free Energy Requirements. On February 7, 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The law increases the renewable energy standard from 25 percent renewable by 2025 to 55 percent renewable by 2035, and requires investor-owned Minnesota utilities to provide 80 percent carbon-free energy by 2030, 90 percent carbon-free energy by 2035 and 100 percent carbon-free energy by 2040. The law utilizes renewable energy credits as the means to demonstrate compliance with both the carbon-free and renewable energy standards, includes an off ramp provision that enables the MPUC to protect reliability and customer costs through modification or delay of either the renewable energy standard, the carbon-free standard, or both, and streamlines development and construction of wind energy projects and transmission in Minnesota. The Company is evaluating the law to identify challenges and opportunities it could present.

As of December 31, 2022, approximately 50 percent of Minnesota Power’s power supply for its retail and municipal customers in Minnesota was provided by renewable energy sources. Minnesota Power’s plans include expanding its renewable energy supply to 70 percent renewable energy by 2030. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)
ALLETE, Inc. 2022 Form 10-K

REGULATED OPERATIONS (Continued)
Minnesota Legislation (Continued)

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

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality are allowed to choose a supplier upon MPUC approval. Minnesota Power served seven Large Power Customers under contracts of at least 10 MW in 2022, none of which have engaged in a competitive rate process. (See Electric Sales / Customers.) No other large commercial or small industrial customers in Minnesota Power’s service territory have sought a provider outside Minnesota Power’s service territory. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

In 2022, 4 percent of total regulated utility kWh sales were to municipal customers in Minnesota. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission was extended in 2020 and is effective through December 31, 2037. Minnesota Power’s wholesale electric contracts with 13 other non-affiliated municipal customers are effective through 2029. (See Electric Sales / Customers.)

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

ALLETE CLEAN ENERGY

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,200 MW of nameplate capacity wind energy generation with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. ALLETE Clean Energy currently has approximately 100 MW of wind energy facilities under contract to be sold to others. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – ALLETE Clean Energy.)

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

ALLETE, Inc. 2022 Form 10-K

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

Region	Wind Energy Facility	Capacity MW	PSA MW	PSA Expiration
East	Armenia Mountain	101	100%	2024
Midwest	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	Merchant		90%	n/a
	PSA		10%	2032
	Other	17	100%	2028
South	Caddo	303
	Merchant		27%	n/a
	PSA 1		66%	2034
	PSA 2		7%	2034
	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	(a)
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035
(a)The PSA for Condon expired in 2022, and Condon is currently selling energy pursuant to a month-to-month agreement while the parties negotiate an agreement on a new PSA.

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

CORPORATE AND OTHER

New Energy

On April 15, 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 400 MW in its history, totaling more than $1 billion of capital deployed. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across 26 different states. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. New Energy will continue its current strategy of developing and operating renewable energy projects.

ALLETE, Inc. 2022 Form 10-K

CORPORATE AND OTHER (Continued)

Investment in Nobles 2

Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. As of December 31, 2022, our equity investment in Nobles 2 was $157.3 million ($163.5 million at December 31, 2021). (See Note 6. Equity Investments.)

South Shore Energy

South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2027 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy’s portion is expected to be approximately $150 million. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2022, is approximately $7 million.

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 9. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2022, BNI Energy’s total reclamation liability is estimated at $82.1 million, which is included in Other Non-Current Liabilities on the Consolidated Balance Sheet at its present value. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major project in Florida is Town Center at Palm Coast, which consists of approximately 300 acres of land as well as various residential units and non-residential square footage. In addition to the Town Center at Palm Coast project, ALLETE Properties has approximately 500 acres of other land available for sale. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Corporate and Other – ALLETE Properties.)

Seller Financing. ALLETE Properties occasionally provides seller financing to qualified buyers. As of December 31, 2022, outstanding finance receivables were $10.5 million, net of reserves, with maturities through 2027. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

As of December 31, 2022, non-rate base generation consists of 29 MW of natural gas and hydro generation at Rapids Energy Center in Grand Rapids, Minnesota, which is primarily dedicated to the needs of one customer, UPM Blandin.

ALLETE, Inc. 2022 Form 10-K

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

HUMAN CAPITAL MANAGEMENT

The Company’s key human capital management objectives are to attract, recognize and retain high quality talent, align with strategic business objectives and support the Company’s values. To support these objectives, the Company’s programs are designed to develop talent; reward and support employees through competitive compensation programs and benefit plans; enhance the Company’s culture through efforts aimed at making the workplace more engaging, safe and inclusive; and acquire talent and leverage internal opportunities to create a high-performing, diverse workforce. Our management, the ALLETE Board of Directors Executive Compensation and Human Capital Committee, and our Board of Directors as a whole play key roles in reviewing and overseeing our human capital practices.

As of December 31, 2022, ALLETE had 1,494 employees, of which 1,467 were full-time. We also respect employees’ freedom of association and their right to collectively organize. As of December 31, 2022, Minnesota Power and SWL&P have an aggregate of 484 employees covered under collective bargaining agreements, of which most are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2023 for Minnesota Power and January 31, 2024 for SWL&P. BNI Energy has 127 employees that are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2023.

ALLETE’s Human Rights Statement confirms our commitment to the advancement and protection of human rights, consistent with U.S. human rights laws and the general principles in the International Labour Organization Conventions.

Integrity. Integrity is a foundational, shared value at ALLETE, is important to ALLETE’s business and operations, and enables our success. The Company has a written Code of Business Conduct that applies to all of our employees, directors of ALLETE, contractors, vendors, and others who do business with or on behalf of ALLETE.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Our journey to Zero Injury starts with a culture that is open and transparent. We encourage all employees to report injuries, near misses, and good catches, so that we can learn and share with others throughout the Company in an effort to improve safety performance. Leaders have regular safety conversations with employees, where hazard identification and controls are discussed to ensure work is being performed safely. Conversations are documented and the data is collected and analyzed for trends. To monitor progress, the Company uses leading and lagging indicators to analyze injury trends, safety participation and other data to make better decision on safety practices.

ALLETE, Inc. 2022 Form 10-K

HUMAN CAPITAL MANAGEMENT (Continued)

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

Diversity, Equity and Inclusion. Increasing diversity enriches our workforce culture at ALLETE. Our employees are operating in an increasingly diverse society. In order to be accountable to our employees and stakeholders, we strive to have a workforce that reflects the diversity of the communities we serve, promotes inclusivity and is equitable.

At ALLETE, we want to ensure that we have a workplace culture where we treat each other with fairness, dignity and respect. The Company has a respect in the workplace initiative, which includes education as well as ongoing discussions focused on building respectful relationships and managing bias. We continue our efforts in crafting a framework to strengthen ALLETE’s diversity, equity and inclusion efforts in the areas of: workforce, supply chain, communications, customers, and ALLETE as a community citizen. ALLETE continues to take tangible steps toward advancing diversity, equity and inclusion by continuing to raise awareness, furthering intentional external relationships/partnerships, increasing supplier diversity, focus on underrepresented groups through grants/scholarships and other Company and employee giving.

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

ALLETE, Inc. 2022 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of February 16, 2023, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Bethany M. Owen, Age 57
Chair, President and Chief Executive Officer	May 11, 2021
President and Chief Executive Officer	February 3, 2020
President	January 31, 2019
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

Patrick L. Cutshall, Age 57
Vice President and Corporate Treasurer	December 18, 2017

Nicole R. Johnson, Age 48
Vice President and President of ALLETE Clean Energy	August 22, 2022
Vice President and Chief Administrative Officer	June 28, 2019

Steven W. Morris, Age 61
Senior Vice President and Chief Financial Officer	February 9, 2022
Vice President and Chief Accounting Officer	October 28, 2021
Vice President, Controller and Chief Accounting Officer	December 24, 2016

Joshua J. Skelton, Age 43
Vice President and Chief Operating Officer of Minnesota Power	August 22, 2022

Margaret A. Thickens, Age 56
Vice President, Chief Legal Officer and Corporate Secretary	February 13, 2019

All of the executive officers have been employed by us for more than five years in executive or management positions. Prior to election to the position listed above, the following executives held other positions with the Company during the past five years.

Ms. Johnson was Vice President – Human Resources.
Mr. Skelton was Chief Operating Officer of Minnesota Power, Vice President Generation Operations and ALLETE Safety.
Ms. Thickens was General Counsel and Director of Compliance – ALLETE Clean Energy.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 9, 2023.

ALLETE, Inc. 2022 Form 10-K

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

Minnesota Power’s Large Power Customers (see Item 1. Business – Regulated Operations – Electric Sales / Customers) and Silver Bay Power accounted for 29 percent of our 2022 consolidated operating revenue (32 percent in 2021 and 29 percent in 2020) and 36 percent of Regulated Operations operating revenue (37 percent in 2021 and 34 percent in 2020). Minnesota Power’s taconite customers, which are currently owned by only two entities at the end of 2022, accounted for approximately 26 percent of consolidated operating revenue and 32 percent of Regulated Operations operating revenue in 2022. These customers are involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. The North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations or idled facilities in recent years and have pursued or are pursuing product changes in response to declining demand. Additionally, the taconite industry could be impacted by changing technology in the steel industry such as the adoption of electric arc furnaces for steelmaking, which could result in declining demand for taconite and the electricity used during its production.

Minnesota Power also serves two pipeline customers that accounted for 2 percent of our 2022 consolidated operating revenue (2 percent in 2021 and in 2020) and 2 percent of Regulated Operations revenue in 2022 (2 percent in 2021 and 3 percent in 2020). These customers are involved in an industry that is seeing increased environmental pressure for construction of new or expanded pipeline infrastructure for the transportation of fossil fuels. Changes in regulatory rulings or permit proceedings could result in changes to operations of the pipeline network in our service territory.

Accordingly, if our industrial customers experience an economic downturn, incur a work stoppage (including strikes, lock-outs or other events), fail to compete effectively, experience decreased demand, fail to economically obtain raw materials, fail to renew or obtain necessary permits, or experience a decline in demand or prices for their product, there could be adverse effects on their operations and, consequently, this could have a negative impact on our results of operations as we are unable to remarket at similar prices the energy that would otherwise have been sold to such customers.

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

ALLETE, Inc. 2022 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our businesses, investments and customers are subject to an extensive legal and regulatory framework under federal and state laws as well as regulations imposed by other organizations that may have a negative impact on our business and results of operations.

Our businesses, investments and customers are subject to an extensive legal and regulatory framework imposed under federal and state law including regulations administered by the FERC, MPUC, MPCA, PSCW, NDPSC and EPA as well as regulations administered by other organizations including the NERC. These laws and regulations relate to allowed rates of return, capital structure, financings, rate and cost structure, acquisition and disposal of assets and facilities, construction and operation of generation, transmission and distribution facilities (including the ongoing maintenance and reliable operation of such facilities), recovery of purchased power costs and capital investments, approval of integrated resource plans and present or prospective wholesale and retail competition, renewable portfolio standards that require utilities to obtain specified percentages of electric supply from eligible renewable generation sources, among other things. Energy policy initiatives at the state or federal level could increase or accelerate renewable and carbon-free energy standards or incentives for distributed generation, municipal utility ownership, or local initiatives could introduce generation or distribution requirements that could change the current integrated utility model. (See Item 1. Business – Regulated Operations – Minnesota Legislation.) Our transmission systems and electric generation facilities are subject to the NERC mandatory reliability standards, including cybersecurity standards. Compliance with these standards may lead to increased operating costs and capital expenditures which are subject to regulatory approval for recovery. If it was determined that we were not in compliance with these mandatory reliability standards or other statutes, rules and orders, we could incur substantial monetary penalties and other sanctions, which could adversely affect our results of operations.

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

ALLETE, Inc. 2022 Form 10-K

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

There is significant uncertainty regarding if and when new laws, regulations or administrative policies will be adopted to reduce or limit GHG and the impact any such laws or regulations would have on us. In 2022, our operating coal-fired generating facilities consisted of the 352 MW Boswell Unit 3 and the 468 MW Boswell Unit 4. (See Outlook – EnergyForward.) Any future limits on GHG emissions at the federal or state level, or action taken by regulators, before these facilities are retired or become coal-free may require us to incur significant capital expenditures and increases in operating costs, or could result in early closure of coal-fired generating facilities, stranded assets, an impairment of assets, denial of full recovery of decommissioning costs in excess of amounts previously collected, or otherwise adversely affect our results of operations, particularly if resulting expenditures and costs are not fully recoverable from customers.

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

The operation and maintenance of our regulated electric generation, transmission and distribution facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The operation of generating facilities involves many risks, including start-up operational risks, breakdown or failure of facilities, the dependence on a specific fuel source, inadequate fuel supply, availability of fuel transportation, and the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A significant portion of our facilities contain older generating equipment, which, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. Generation, transmission and distribution facilities and equipment are also likely to require periodic upgrades and improvements due to changing environmental standards and technological advances. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failure caused by breakdown, forced outage or limited availability of fuel or fuel transportation, as well as the repair of damage to facilities due to breakdown, storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events. This could also lead to requiring additional purchased power to meet requirements of serving our retail load, which for Minnesota Power is subject to recovery under the fuel adjustment clause. Should these costs be denied or are otherwise unable to be recovered, our financial position, results of operations and cash flows could be adversely impacted.

Our ability to successfully and timely complete capital repairs or improvements to existing regulated facilities or other capital projects is contingent upon many variables.

We expect to incur significant capital expenditures in making capital repairs or improvements to our existing electric generation and transmission facilities and in the development and construction of new electric generation and transmission facilities. Should any such efforts be unsuccessful, not completed in a timely manner or if there are increases in the costs for or limited availability of key materials, supplies, labor and services, we could be subject to additional costs or impairments, and projects may be delayed or canceled which could have an adverse impact on our financial position, results of operation and cash flows.

ALLETE, Inc. 2022 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Our regulated electric operations may not have access to adequate and reliable transmission and distribution facilities necessary to deliver electricity to our customers.

We depend on our own transmission and distribution facilities, as well as facilities owned by other utilities, to deliver the electricity sold to our customers, and to other energy suppliers. If transmission capacity is inadequate or transmission and distribution facilities we rely on are damaged, our ability to sell and deliver electricity may be limited. We may have to forgo sales or may have to buy more expensive wholesale electricity that is available in a capacity-constrained area. The ability to restore adequate capacity or repair damaged infrastructure may be impacted by the availability of key materials, supplies, labor and services, which if unavailable may prolong the impact of capacity constraints or damaged facilities. In addition, any infrastructure failure or damage that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers, which could have an adverse impact on our business and results of operations.

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

Wholesale prices for electricity have also declined in recent years primarily due to the extension of renewable tax credits and additional renewable generation commencing operations. If there are reductions in demand from current customers, we lose retail customers, or we lose municipal customers that do not renew existing contracts, we will market any available power to Other Power Suppliers in an effort to mitigate any earnings impact. Sales to Other Power Suppliers are sold at market-based prices into the MISO market on a daily basis or through bilateral agreements of various durations. Due to wholesale prices for electricity being below our rates for retail and municipal customers, we do not expect that our power marketing efforts would fully offset the reduction in earnings resulting from the lower demand from existing customers or the loss of customers. (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

ALLETE, Inc. 2022 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

Demand for energy may decrease.

Our results of operations are impacted by the demand for energy in our service territories, our municipal customers and other power suppliers. There could be lower demand for energy due to a loss of customers as a result of economic conditions, customers constructing or installing their own generation facilities, higher costs and rates charged to customers, eligible municipal and other power suppliers choosing an alternative energy provider, or loss of service territory or franchises. Further, energy conservation and technological advances that increased energy efficiency may temporarily or permanently reduce the demand for energy products. In addition, we are impacted by state and federal regulations requiring mandatory conservation measures, which reduce the demand for energy products. Continuing technology improvements and regulatory developments may make customer and third party-owned generation technologies such as rooftop solar systems, WTGs, microturbines and battery storage systems more cost effective and feasible for certain customers. If customers utilize their own generation, demand for energy from us would decline. There may not be future economic growth opportunities that would enable us to replace the lost energy demand from these customers. Therefore, a decrease in demand for energy could adversely impact our financial position, results of operations and cash flows.

ALLETE Clean Energy / Corporate and Other Risks

The inability to successfully manage and grow our businesses could adversely affect our results of operations.

The Company's strategy includes adding customers, new geographies, and growth through acquisitions or project development with long-term PSAs in place for the output or to be sold upon completion. This strategy depends, in part, on the Company’s ability to successfully identify and evaluate acquisition or development opportunities and consummate acquisitions on acceptable terms. The Company may compete with other companies for these acquisition and development opportunities, which may increase the Company’s cost of making acquisitions and the Company may be unsuccessful in pursuing these acquisition opportunities. Other companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. New laws and regulations promoting renewable energy generation may result in increased competition. Our ALLETE Clean Energy business is experiencing return pressures from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind energy generation opportunities. In addition, current and potential new project developments at our businesses can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. Additionally, tax law changes may adversely impact the economic characteristics of potential acquisitions or investments. If the Company is unable to execute its strategy of growth through acquisitions, project development for others, or the addition of new customers and geographies, it may impede our long-term objectives and business strategy.

Acquisitions are subject to uncertainties. If we are unable to successfully integrate and manage the acquisition of New Energy, or future acquisitions and strategic investments, this could have an adverse impact on our results of operations. Our actual results may also differ from our expectations due to factors such as the ability to obtain timely regulatory or governmental approvals, integration and operational issues and the ability to retain management and other key personnel.

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

ALLETE, Inc. 2022 Form 10-K

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

Unusual, adverse weather conditions or other natural events and different settlement prices between hub and node can cause volatility in market prices for electricity and adversely affect our financial position, results of operations and cash flows. ALLETE Clean Energy’s power sales agreements with C&I customers at its Diamond Spring and Caddo wind energy facilities are contracts for differences where power is delivered to the market, a fixed price is paid by the customers to ALLETE Clean Energy, and differences between the market price and the fixed price are paid to or received from the customers. Certain contracts also settle with the market at the hub price whereas ALLETE Clean Energy settles with the customer at the node price which can vary significantly based on multiple factors. These settlement provisions can result in an adverse impact on our financial position, results of operations and cash flows when market prices are volatile.

ALLETE, Inc. 2022 Form 10-K

Item 1A. Risk Factors (Continued)
ALLETE Clean Energy / Corporate and Other Risks (Continued)

As contracts with counterparties expire, we may not be able to replace them with agreements on similar terms or divest the related assets at a profit.

ALLETE Clean Energy is party to PSAs that expire in various years between 2024 and 2039. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, sell energy in the wholesale market resulting in similar revenue, or enter into a contract to sell the facility at a profit, our financial position, results of operations and cash flows could be adversely affected, which includes potential impairment of property, plant and equipment.

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

ALLETE has a significant amount of goodwill. A determination that goodwill has been impaired could result in a significant non-cash charge to earnings.

We had approximately $155 million of goodwill recorded on our Consolidated Balance Sheet as of December 31, 2022 related to New Energy. If we change our business strategy, fail to deliver on our projected results or if market or other conditions adversely affect the operations of New Energy, we may be required to record an impairment charge. Declines in projected operating cash flows at New Energy could also result in an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

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

Entity-wide Risks

We could be materially adversely affected by health epidemics, pandemics and other outbreaks.

Health epidemics, pandemics and other outbreaks, as well as the related federal and state government responses, can have widespread impacts on the economy and on our employees, customers, contractors and suppliers, such as those experienced from the ongoing COVID-19 pandemic. There may be uncertainty regarding the length of time an epidemic, pandemic or other outbreak will last, how they will evolve, or the extent and duration of any measures attempted to try and contain them.

ALLETE, Inc. 2022 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

A disruption of economic activity or an extended disruption of economic activity may lead to adverse impacts on our taconite, paper, pulp and secondary wood products, and pipeline customers’ operations including reduced production or the temporary idling or indefinite shutdown of facilities, which would result in lower sales and revenue from these customers. A disruption in capital markets could lead to increased borrowing costs or adversely impact our ability to access capital markets or other financing sources, which would adversely affect our ability to maintain our businesses or to implement our business plans. An epidemic, pandemic or other outbreak may also result in a disruption to our supply chains which could adversely impact our operations and capital projects resulting in project and operational delays, project cancellations, lower returns on projects and cost increases.

Despite any efforts made to mitigate the impacts on the Company of an epidemic, pandemic or other outbreak, their ultimate impact also depends on factors beyond our control, including their duration and severity as well as governmental and third-party actions taken to contain their spread and mitigate their public health effects. As a result, we cannot predict the ultimate impact of an epidemic, pandemic or other outbreak, such as the ongoing COVID-19 pandemic and whether it will have a material impact on our liquidity, financial position, results of operations and cash flows.

We rely on access to financing sources and capital markets. If we do not have access to capital on acceptable terms or are unable to obtain capital when needed, our ability to execute our business plans, make capital expenditures or pursue other strategic actions that we may otherwise rely on for future growth would be adversely affected.

We rely on access to financing sources and the capital markets, on acceptable terms and at reasonable costs, as sources of liquidity for capital requirements not satisfied by our cash flows from operations. Rising interest rates, inflation and market disruptions or a downgrade of our credit ratings may increase the cost of borrowing or adversely affect our ability to access and finance in the capital markets or to access other financing sources such as tax equity financing. Such disruptions or causes of a downgrade could include but are not limited to: weakening of the Company’s cash flow metrics; a loss of, or a reduction in sales to, our taconite, paper and pipeline customers if we are unable to offset the related lost margins; weaker operating performance; adverse regulatory outcomes; disproportionate increase in the contribution to net income from ALLETE Clean Energy and our Corporate and Other businesses as compared to that from our Regulated Operations; deteriorating economic or capital market conditions; or volatility in commodity prices.

If we are not able to access capital on acceptable terms in sufficient amounts and when needed, or at all, the ability to maintain our businesses or to implement our business plans would be adversely affected. This would include our ability to make the significant capital expenditures planned in order to achieve Minnesota Power’s clean-energy transition plans. (See Item 7. Capital Requirements.)

A deterioration in general economic conditions, an inflationary environment or supply chain disruptions may have adverse impacts on our financial position, results of operations and cash flows.

If economic conditions deteriorate, we experience an inflationary environment or supply chains are disrupted on a national, regional or global level, it may have a negative impact on our customers and the Company’s financial position, results of operations and cash flows. This impact may include volatility and unpredictability in the demand for the products and services offered by our businesses, the loss of existing customers, tempered growth strategies, customer production cutbacks, customer bankruptcies and increases in costs for or limited availability of key materials, supplies, labor and services for our operations and capital projects. An uncertain economy could also adversely affect expenses including pension costs, interest costs, and uncollectible accounts, or lead to reductions in the value of certain real estate and other investments.

Our utility infrastructure and generating facilities, ongoing and future capital and development projects, and other operations require components, supplies, materials, labor and services sourced from suppliers or providers who, in turn, may source components from their suppliers. A shortage of key components, supplies, materials, labor or services in which an alternative supplier or provider is not identified could significantly impact project plans or our operations. Such impacts could include project delays, including potential for project cancellation, lower project returns, increased costs or the inability to provide service to customers, which could adversely impact our results of operations, financial condition or cash flows.

ALLETE, Inc. 2022 Form 10-K

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

The success of our business heavily depends on the leadership of our executive officers and key employees to implement our business strategy. The inability to maintain a qualified workforce, including, but not limited to, executive officers, key employees and employees with specialized skills, may negatively affect our ability to service our existing or new customers, or successfully manage our business or achieve our business objectives. Personnel costs may increase due to competitive pressures, inflation or terms of collective bargaining agreements with union employees.

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

The Company could suffer negative impacts to its reputation as a result of operational incidents, violations of corporate compliance policies, regulatory violations, operations that produce or enable the production of GHG emissions or other events which may result in negative customer perception, increased regulatory oversight, and negative consequences to our credit ratings and ability to access capital, each of which could have an adverse effect on our financial position, results of operations and cash flows.

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

ALLETE, Inc. 2022 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

The scientific community generally accepts that emissions of GHG are linked to global climate change. Physical risks of climate change, such as more frequent, longer duration or more extreme weather events, changes in temperature and precipitation patterns, increased risk of wildfires, changes to ground and surface water availability, and other related phenomena, could affect some, or all, of our operations. Severe weather or other natural disasters could be destructive, which could result in increased costs or limit the availability of key materials, supplies, labor and services used in our operations or to respond to damaged facilities. An extreme weather event can also directly affect our capital assets, causing disruption in service to customers due to facility outages, downed wires and poles or damage to other operating equipment.

Climate-related risks that could adversely affect our financial position and results of operations include effects of environmental- or economic-based laws, regulations, incentives or initiatives designed to reduce the quantity or impact of GHG emissions, the ability of our regulated businesses to obtain rate adjustments to recover costs and investments to implement clean-energy transition plans, or disruptions to the economy or energy markets caused by climate change. This includes the risk of laws or regulations that create mandates that do not allow for a transition that protects the safety, reliability or affordability of energy for our customers, are implemented before cost-effective technology is developed and regulatory policy is established, or require the electric sector to decarbonize faster than other sectors and ahead of our current goal to deliver 100 percent carbon-free energy to customers by 2050. Additionally, restrictions on land use, wildlife impacts, and other environmental regulations could affect the siting, construction and operation of new or existing generation and transmission facilities needed to transition to lower-carbon generation sources.

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

ALLETE, Inc. 2022 Form 10-K

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

ALLETE, Inc. 2022 Form 10-K

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.6775 per share on our common stock is payable on March 1, 2023, to the shareholders of record on February 15, 2023. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors. As of February 1, 2023, there were approximately 20,000 common stock shareholders of record.

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

The calculations assume a $100 investment on December 31, 2017, and reinvestment of dividends.

Total Shareholder Return for the Five Years Ending December 31, 2022
$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
ALLETE
S&P 500 Index
Philadelphia Utility Index

	2017	2018	2019	2020	2021	2022
ALLETE	$100	$106	$116	$92	$102	$104
S&P 500 Index	$100	$96	$126	$149	$192	$157
Philadelphia Utility Index	$100	$104	$131	$135	$159	$160

ALLETE, Inc. 2022 Form 10-K

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

Overview

Basis of Presentation. We present two reportable segments: Regulated Operations and ALLETE Clean Energy. Our segments were determined in accordance with the guidance on segment reporting. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,200 MW of nameplate capacity wind energy generation with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. ALLETE Clean Energy currently has approximately 100 MW of wind energy facilities under contract to be sold to others.

Corporate and Other is comprised of New Energy, a renewable development company; our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; BNI Energy, our coal mining operations in North Dakota; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; land holdings in Minnesota; and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2022, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. 2022 Form 10-K

2022 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2022 to the year ended December 31, 2021.

Net income attributable to ALLETE in 2022 was $189.3 million, or $3.38 per diluted share, compared to $169.2 million, or $3.23 per diluted share, in 2021. Net income in 2022 included higher earnings at Minnesota Power resulting from the implementation of interim rates on January 1, 2022, net of interim rate reserves, and also included net income of $7.8 million from New Energy, which was acquired in April 2022. These increases were partially offset by lower earnings from ALLETE Clean Energy reflecting challenges under the Caddo and Diamond Spring wind energy facilities’ power sales agreements and additional losses related to the sale of the Northern Wind project. Net income in 2021 included South Shore Energy’s sale of a portion of its interest in NTEC to Basin Electric Cooperative and the resulting recognition of an approximately $8.5 million after-tax gain, or $0.16 per share, related to prior development costs and risks incurred. Net income in 2021 also included an approximately $5 million after-tax, or $0.10 per share, negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021. Earnings per share dilution in 2022 was $0.23 due to additional shares of common stock outstanding as of December 31, 2022.

Regulated Operations net income attributable to ALLETE was $149.9 million in 2022, compared to $129.1 million in 2021. Net income at Minnesota Power was higher than 2021 primarily due to the implementation of interim rates on January 1, 2022, net of interim rate reserves. This increase was partially offset by higher costs under a PPA with Manitoba Hydro, higher operating and maintenance expense, and lower kWh sales to industrial customers. Our after-tax equity earnings in ATC were lower than 2021 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints. (See Note 6. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $16.3 million in 2022 compared to $26.3 million in 2021. Net income in 2022 reflected challenges under the Caddo and Diamond Spring wind energy facilities’ power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool. Net income in 2022 also included additional losses related to the sale of the Northern Wind project. Net income in 2021 included an approximately $5 million after-tax negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility due to an extreme winter storm event in the southwest United States in February 2021.

Corporate and Other net income attributable to ALLETE was $23.1 million in 2022 compared to $13.8 million in 2021. Net income in 2022 reflects net income from New Energy of $7.8 million, which included a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2022 also reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, higher land sales at ALLETE Properties, earnings from Minnesota solar projects placed into service in 2022 and lower income taxes. These increases were partially offset by transaction costs of $2.7 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021. Net income in 2021 included South Shore Energy’s sale of a portion of its interest in NTEC to Basin which resulted in the recognition of an approximately $8.5 million after-tax gain related to prior development costs and risks incurred.

ALLETE, Inc. 2022 Form 10-K

2022 Compared to 2021

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2022	2021
Millions
Operating Revenue – Utility	$1,259.3	$1,227.9
Fuel, Purchased Power and Gas – Utility	545.5	562.4
Transmission Services – Utility	76.7	75.3
Operating and Maintenance	239.3	216.0
Depreciation and Amortization	171.9	170.7
Taxes Other than Income Taxes	57.4	60.9
Operating Income	168.5	142.6
Interest Expense	(58.1)	(57.3)
Equity Earnings	19.3	21.3
Other Income	9.8	5.9
Income Before Income Taxes	139.5	112.5
Income Tax Benefit	(10.4)	(16.6)
Net Income Attributable to ALLETE	$149.9	$129.1

Operating Revenue – Utility increased $31.4 million from 2021 primarily due to the implementation of interim rates at Minnesota Power on January 1, 2022, as well as increased recoveries under the Minnesota conservation improvement program and higher gas sales. These increases were partially offset by lower revenue from kWh sales and lower fuel adjustment clause recoveries.

Interim retail rate revenue of $85.5 million was collected in 2022, which was partially offset by an interim rate refund reserve of approximately $18 million due to the regulatory outcome of the MPUC’s decision in Minnesota Power’s 2022 general rate case. In addition, Minnesota Power recorded a charge of approximately $8 million pre-tax to write off the deferred portion of residential customer interim rates. Minnesota Power also recorded additional revenue of approximately $9 million pre-tax for an increase in expected recoveries under its cost recovery riders. (See Note 4. Regulatory Matters.)

Conservation improvement program recoveries increased $5.9 million from 2021 primarily due to an increase in related expenditures. (See Operating Expenses - Operating and Maintenance.)

Gas sales at SWL&P increased $4.6 million as a result of colder weather and higher gas prices in 2022 compared to 2021. (See Fuel, Purchased Power and Gas – Utility.)

Lower kWh sales reduced revenue $27.4 million from 2021 reflecting lower sales to industrial customers and other power suppliers, partially offset by higher sales to residential and commercial customers as well as higher pricing on sales to other power suppliers. Sales to residential and commercial customers increased from 2021 primarily due to colder weather in 2022 compared to 2021. Sales to industrial customers decreased primarily due to lower sales to taconite customers resulting from less taconite production in 2022 compared to 2021, reflecting Cliffs’ Northshore mine being temporarily idled in 2022. (See Outlook - Customers - Northshore Mining.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2022 compared to 2021 primarily due to additional kWh sales made in 2021 to mitigate the uncertainty of customers’ energy needs and potential load loss due to the COVID-19 pandemic.

ALLETE, Inc. 2022 Form 10-K

2022 Compared to 2021 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold	2022	2021	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,148	1,135	13	1.1
Commercial	1,359	1,359	—	—
Industrial	6,745	7,196	(451)	(6.3)
Municipal	540	590	(50)	(8.5)
Total Retail and Municipal	9,792	10,280	(488)	(4.7)
Other Power Suppliers	3,149	5,102	(1,953)	(38.3)
Total Regulated Utility Kilowatt-hours Sold	12,941	15,382	(2,441)	(15.9)

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2022 (33 percent in 2021). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2022 (5 percent in 2021). Revenue from electric sales to pipelines and other industrial customers accounted for 10 percent of regulated operating revenue in 2022 (9 percent in 2021).

Fuel adjustment clause revenue decreased $24.1 million primarily due to lower kWh sales, partially offset by higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.) Fuel adjustment clause revenue in 2021 also reflected a $5 million charge recorded in 2021 resulting from the MPUC’s decision to order refunds in Minnesota Power’s fuel adjustment clause filing covering the period July 2018 through December 2019. (See Note 4. Regulatory Matters.)

Operating Expenses increased $5.5 million from 2021.

Operating and Maintenance expense increased $23.3 million, or 11 percent, from 2021 primarily due to higher conservation improvement program expenses, professional services and materials purchased for generation facilities, labor expenses and higher vegetation management expenses. These increases were partially offset by lower pension and other postretirement benefit expenses. In addition, 2022 included rate case-related expenses for Minnesota Power’s rate case. (See Note 4. Regulatory Matters.)

Transmission Services – Utility expense increased $1.4 million, or 2 percent, from 2021 primarily due to higher MISO-related expense.

Depreciation and Amortization expense increased $1.2 million, or 1 percent, from 2021 primarily due to a higher plant in service balance in 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $16.9 million, or 3 percent, from 2021 primarily due to lower energy purchases due to lower kWh sales, partially offset by higher purchased power prices and fuel prices. Fuel and purchased power expense related to our retail and municipal customers is recovered through the fuel adjustment clause.

Taxes Other than Income Taxes decreased $3.5 million, or 6 percent, from 2021 primarily due to lower property tax expense resulting from an updated estimate of taxable market values and rates in 2022.

Equity Earnings decreased $2.0 million from, or 9 percent, 2021 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints. (See Note 6. Equity Investments.)

Other Income increased $3.9 million from 2021 primarily due to lower pension and other postretirement plan non-service credits. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2022 Form 10-K

2022 Compared to 2021 (Continued)
Regulated Operations (Continued)

Income Tax Benefit decreased $6.2 million from 2021 primarily due to higher pre-tax income and lower production tax credits.

ALLETE Clean Energy

Year Ended December 31	2022	2021
Millions
Operating Revenue
Contracts with Customers – Non-utility	$110.7	$75.5
Other – Non-utility (a)	7.6	11.4
Cost of Sales – Non-utility	56.7	3.0
Operating and Maintenance	47.3	41.5
Depreciation and Amortization	58.6	49.2
Taxes Other than Income Taxes	10.7	7.1
Operating Loss	(55.0)	(13.9)
Interest Expense	(2.3)	(1.5)
Other Income	10.8	0.3
Loss Before Income Taxes	(46.5)	(15.1)
Income Tax Benefit	(15.4)	(16.6)
Net Income (Loss)	(31.1)	1.5
Net Loss Attributable to Non-Controlling Interest (b)	(47.4)	(24.8)
Net Income Attributable to ALLETE	$16.3	$26.3
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.
(b)See Note 1. Operations and Significant Accounting Policies.

Operating Revenue increased $31.4 million, or 36 percent, from 2021 primarily due to revenue from the closing of a portion of ALLETE Clean Energy’s Northern Wind project in December 2022. Operating revenue in 2022 was also impacted by lower realized pricing under the Caddo and Diamond Spring wind energy facilities’ power sales agreements resulting from extreme market volatility and transmission congestion in the Southwest Power Pool. Operating revenue in 2021 included the negative impact related to ALLETE Clean Energy’s Diamond Spring wind energy facility resulting from an extreme winter storm event in the southwest United States in February 2021.

	Year Ended December 31,
	2022		2021
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	266.6	$24.3	236.6	$21.4
Midwest (a)	775.9	27.0	882.9	32.2
South	2,047.1	15.4	1,009.8	11.2
West	829.5	18.1	823.2	22.1
Total Wind Energy Facilities	3,919.1	84.8	2,952.5	86.9
Sale of Wind Energy Facility	—	33.5	—	—
Total Production and Operating Revenue	3,919.1	$118.3	2,952.5	$86.9
(a)The Chanarambie and Viking wind energy facilities were decommissioned in the second quarter of 2022 as part of ALLETE Clean Energy’s Northern Wind project.

Cost of Sales - Non-utility increased $53.7 million from 2021 reflecting additional losses in 2022 related to ALLETE Clean Energy’s project to repower and sell its Northern Wind project resulting from inflationary increases and significant cost pressures. In addition, Cost of Sales – Non-utility in 2022 reflected a $10.2 million reserve in the second quarter of 2022 related to the sale of the Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income and Outlook – ALLETE Clean Energy.)

ALLETE, Inc. 2022 Form 10-K

2022 Compared to 2021 (Continued)
ALLETE Clean Energy (Continued)

Operating and Maintenance expense increased $5.8 million, or 14 percent, from 2021 primarily due to operating and maintenance expenses related to the Caddo wind energy facility, which commenced operations in December 2021.

Depreciation and Amortization expense increased $9.4 million, or 19 percent, from 2021 primarily due to additional property, plant and equipment in service related to the Caddo wind energy facility, which commenced operations in December 2021.

Taxes Other Than Income Taxes increased $3.6 million from 2021 primarily due to higher property tax expense related to the Caddo wind energy facility, which commenced operations in December 2021.

Other Income increased $10.5 million from 2021 primarily due to a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Cost of Sales – Non-utility and Outlook – ALLETE Clean Energy.)

Net Loss Attributable to Non-Controlling Interest increased $22.6 million from 2021 reflecting net losses attributable to non-controlling interest for the Caddo wind energy facility as well as higher net losses attributable to non-controlling interests for the Glen Ullin and Diamond Spring wind energy facilities resulting from higher wind resources and a higher PTC value in 2022 compared to 2021.

Corporate and Other

Operating Revenue increased $88.7 million, or 85 percent, from 2021 reflecting revenue from New Energy, which was acquired in April 2022, higher revenue at BNI Energy which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2022 compared to 2021 and higher land sales at ALLETE Properties compared to 2021.

Net Income Attributable to ALLETE was $23.1 million in 2022 compared to $13.8 million in 2021. Net income in 2022 reflects net income from New Energy of $7.8 million, which included a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2022 also reflects higher earnings from our investment in Nobles 2 due to higher wind resources in 2022, higher land sales at ALLETE Properties, earnings from Minnesota solar projects placed into service in 2022 and lower income taxes. These increases were partially offset by transaction costs of $2.7 million after-tax related to the acquisition of New Energy, and higher other expenses compared to 2021. Net income in 2021 included South Shore Energy’s sale of a portion of its interest in NTEC to Basin which resulted in the recognition of an approximately $8.5 million after-tax gain related to prior development costs and risks incurred.

Income Taxes – Consolidated

For the year ended December 31, 2022, the effective tax rate was a benefit of 31.2 percent (benefit of 24.3 percent for the year ended December 31, 2021). The effective tax rate for 2022 was a lower benefit primarily due to lower production tax credits, higher pre-tax income and higher net losses attributable to non-controlling interests in subsidiaries. (See Note 11. Income Tax Expense.)

2021 Compared to 2020
The comparison of the results of operations for the years ended December 31, 2021 and 2020 is included in Management's Discussion in the Annual Report on Form 10-K for the year ended December 31, 2021. We have identified an immaterial prior period error with respect to the recognition of a non-cash impairment expense for our Northern Wind operating assets in 2020, and the prior period results have been revised accordingly for comparability. See Note 1. Operations and Significant Accounting Policies for additional information.

ALLETE, Inc. 2022 Form 10-K

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

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2022, was approximately 46 percent equity securities, 50 percent fixed income and 4 percent real estate. Our postretirement health and life asset allocation as of December 31, 2022, was approximately 66 percent equity securities, and 34 percent fixed income. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2022, we used weighted average expected long-term rates of return of 6.00 percent in our actuarial determination of our pension expense and 5.41 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one-quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $2.2 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2022, we used weighted average discount rates of 3.28 percent and 3.09 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $1.0 million, pre-tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2022, considered a modified PRI-2012 mortality table and MP-2021 mortality projection scale. (See Note 12. Pension and Other Postretirement Benefit Plans.)

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

ALLETE, Inc. 2022 Form 10-K

Critical Accounting Policies (Continued)

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of the net assets of the acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value. The fair value of the New Energy reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 14 percent, cash flow forecasts through 2027, industry average gross margins, and a terminal growth rate of 3.5 percent. Any forecast contains a degree of uncertainty, and changes in the forecasted cash flows and other assumptions could significantly increase or decrease the calculated fair value of New Energy. The results of our annual impairment test are discussed in Note 1. Operations and Significant Accounting Policies and Note 7. Fair Value in this Form 10-K. Goodwill was $154.9 million as of December 31, 2022.

Impairment of Long-Lived Assets. We review our long-lived assets for indicators of impairment in accordance with the accounting standards for property, plant and equipment on a quarterly basis.

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our long-lived assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated and our expectations related to: management’s best estimate of future sales prices; holding period and timing of sales; method of disposition; and future expenditures necessary to maintain the operations.

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

ALLETE, Inc. 2022 Form 10-K

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy, New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 75 percent of total consolidated net income in 2023. ALLETE expects its businesses to generally provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.
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

Minnesota Carbon-Free Legislation. On February 7, 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The law increases the renewable energy standard from 25 percent renewable by 2025 to 55 percent renewable by 2035, and requires investor-owned Minnesota utilities to provide 80 percent carbon-free energy by 2030, 90 percent carbon-free energy by 2035 and 100 percent carbon-free energy by 2040. The law utilizes renewable energy credits as the means to demonstrate compliance with both the carbon-free and renewable standards, includes an off-ramp provision that enables the MPUC to protect reliability and customer costs through modification or delay of either the renewable energy standard, the carbon-free standard, or both, and streamlines development and construction of wind energy projects and transmission in Minnesota. The Company is evaluating the law to identify challenges and opportunities it could present.

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

ALLETE, Inc. 2022 Form 10-K

Outlook (Continued)
Regulatory Matters (Continued)

At a hearing on January 23, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis, subject to final written order and reconsideration. Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. As a result of the MPUC’s determinations made on January 23, 2023, Minnesota Power has recorded a reserve for an interim rate refund of approximately $18 million pre-tax as of December 31, 2022, which is subject to MPUC approval of Minnesota Power’s refund calculation. In addition, Minnesota Power recorded a charge of approximately $8 million pre-tax to write-off the deferred portion of residential customer interim rates. Minnesota Power also recorded additional revenue of approximately $9 million pre-tax for an increase in expected recoveries under its cost recovery riders. Minnesota Power plans to file its next rate case in the fourth quarter of 2023.

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

2022 Wisconsin General Rate Case. In 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 3.6 percent for retail customers. The filing sought an overall return on equity of 10.4 percent and a 55 percent equity ratio. On an annualized basis, the requested final rate increase would have generated an estimated $4.3 million in additional revenue. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.0 percent and 55 percent equity ratio. Final rates went into effect January 1, 2023.

Industrial Customers and Prospective Additional Load

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 52 percent of our regulated utility kWh sales in 2022 (47 percent in 2021 and 47 percent in 2020) were made to our industrial customers. We expect industrial sales of approximately 6.5 million MWh in 2023 (6.7 million MWh in 2022 and 7.2 million in 2021). (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

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

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 78 percent of capacity in 2022 (82 percent in 2021 and 68 percent in 2020). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2023 will increase by approximately 2 percent compared to 2022.

ALLETE, Inc. 2022 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We expect taconite production from our taconite customers of approximately 33 million tons in 2023. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.04, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

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
Cleveland-Cliffs, Inc. (Cliffs). In 2020, Cliffs announced that it had completed the previously announced acquisition of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries. Cliffs had stated that upon closure of the acquisition, Cliffs would be the largest flat-rolled steel producer and the largest iron ore pellet producer in North America. The acquisition included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. Cliffs is Minnesota Power’s largest customer. The acquisition has increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and related Minnesota iron ore production.

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

Silver Bay Power. In 2016, Minnesota Power and Silver Bay Power entered into a PSA through 2031. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power, which had previously been served predominately through self-generation by Silver Bay Power. Starting in 2016, Minnesota Power supplied Silver Bay Power with at least 50 MW of energy and Silver Bay Power had the option to purchase additional energy from Minnesota Power as it transitioned away from self-generation. In 2019, Silver Bay Power ceased self-generation and Minnesota Power began supplying the full energy requirements for Silver Bay Power.

Hibbing Taconite. Hibbing Taconite is a joint venture between subsidiaries of Cliffs (85.3 percent ownership) and USS Corporation (14.7 percent ownership). The joint venture is managed by Cliffs and is also a Large Power Customer of Minnesota Power. Hibbing Taconite has the capability of producing 8 million tons of taconite annually. Hibbing Taconite has proven mineral reserves to support its operations through 2026; and is actively seeking additional mineral reserves to operate beyond its currently stated mine life.

ALLETE, Inc. 2022 Form 10-K

Outlook (Continued)
Industrial Customers and Prospective Additional Load (Continued)

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

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry continues to face declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. The resulting reduction in production capacity outside of Minnesota for certain paper grades has solidified our paper customers’ operations, at least for the near term, and as such we expect operating levels in 2023 at the major paper and pulp mills we serve to be at similar levels as in 2022.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. ST Paper is completing a project at the Duluth Mill to produce tissue. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin Large Power Customer service with a minimum term of six years upon start-up of operations, which is anticipated in 2023. A petition for approval of the electric service agreement was approved by the MPUC in May 2022. Upon start-up of operations, ST Paper will become a Large Power Customer as we expect to serve requirements of at least 10 MW of customer load.

Pipeline and Other Industries.

Cenovus Energy. In 2018, a fire at Cenovus Energy’s refinery in Superior, Wisconsin, which was owned by Husky Energy at that time, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to the refinery in addition to water service. The facility remains at minimal operations, and the refinery is expected to resume normal operations in 2023.

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

2021 Integrated Resource Plan (IRP). On February 1, 2021, Minnesota Power filed its latest IRP, which was approved by the MPUC in an order dated January 9, 2023. The approved IRP, which reflects a joint agreement reached with various stakeholders, outlines Minnesota Power’s clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. Minnesota Power is expected to file its next IRP by March 1, 2025.

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

ALLETE, Inc. 2022 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

Nemadji Trail Energy Center (NTEC). In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a natural gas capacity dedication and other affiliated-interest agreements for NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2025 pursuant to the capacity dedication agreement.

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

Manitoba Hydro. Minnesota Power has two long-term PPAs with Manitoba Hydro. The first PPA provides for Minnesota Power to purchase 250 MW of capacity and energy from Manitoba Hydro through May 2035. The second PPA provides for Minnesota Power to purchase up to 133 MW of energy from Manitoba Hydro through June 2040. (See Note 9. Commitments, Guarantees and Contingencies.)

Solar Energy. Minnesota Power’s solar energy supply consists of Camp Ripley, a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a community solar garden in northeastern Minnesota, which is comprised of a 1 MW solar array owned and operated by a third party with the output purchased by Minnesota Power and a 40 kW solar array that is owned and operated by Minnesota Power. SWL&P also plans to construct a 470 kW solar array in 2023 as part of a community solar garden in Superior, Wisconsin, which was approved by the PSCW in October 2020.

In June 2020, Minnesota Power filed a proposal with the MPUC to accelerate its plans for purchasing solar energy from approximately 20 MW of solar energy projects in Minnesota which was approved in a June 2021 order. These solar energy projects will be constructed and owned through an ALLETE subsidiary with an estimated investment of $40 million. Construction of these solar energy projects commenced in 2022 and will be operational in 2023.

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

ALLETE, Inc. 2022 Form 10-K

Outlook (Continued)
Transmission (Continued)

North Plains Connector Development Agreement. ALLETE and Grid United LLC, an independent transmission company, have signed a memorandum of understanding to explore transmission opportunities, with plans to execute a North Plains Connector development agreement in the first half of 2023. The project is a new, approximately 385-mile high-voltage direct-current (HVDC) transmission line from central North Dakota, to Colstrip, Montana that will be the first transmission connection between three regional U.S. electric energy markets— MISO, the Western Interconnection and the Southwest Power Pool. This new link, open to all sources of electric generation, would create 3,000 MW of transfer capacity between the middle of the country and the West Coast, easing congestion on the transmission system, increasing resiliency and reliability in all three energy markets, and enabling fast sharing of renewable energy across a vast area with diverse weather patterns. The project is expected to cost approximately $2.5 billion. ALLETE expects to pursue at least 35 percent ownership and would oversee the line’s operation. The companies expect project permitting to start in 2023 as they work toward an in-service date of 2029, pending regulatory approvals.

Duluth Loop Reliability Project. On October 21, 2021, Minnesota Power submitted an application for a certificate of need for the Duluth Loop Reliability Project. This transmission project was proposed to enhance reliability in and around Duluth, Minnesota. The project includes the construction of a new 115-kV transmission line; construction of an approximately one-mile extension of an existing 230-kV transmission line; and upgrades to several substations. A certificate of need and route permit are expected in first quarter of 2023. The Duluth Loop Reliability Project is expected to be completed and in service by 2025, subject to MPUC approval, with an estimated cost of $50 million to $70 million.

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

Investment in ATC. ATC’s most recent 10-year transmission assessment, which covers the years 2022 through 2031, identifies a need for between $5.1 billion and $6.2 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

Portions of our ALLETE Clean Energy business are experiencing return pressures that are impacting our earnings per share growth from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. In response to these market pressures, we are actively evaluating additional growth opportunities to deliver more comprehensive clean energy solutions for customers at ALLETE Clean Energy, which may include wind, solar, storage solutions, and related energy infrastructure investments and services. We believe that the renewable energy industry is entering a new phase of growth and that we are well-positioned to serve customers and drive future growth at ALLETE. ALLETE Clean Energy will continue to optimize its existing wind energy facility portfolio, seek development of its remaining safe harbor inventory of tax credit qualified turbines, and explore other renewable energy opportunities to expand its service offerings to further enhance its growth and profitability.

ALLETE, Inc. 2022 Form 10-K

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

Region	Wind Energy Facility	Capacity MW	PSA MW	PSA Expiration
East	Armenia Mountain	101	100%	2024
Midwest	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	Merchant		90%	n/a
	PSA 1		10%	2032
	Other	17	100%	2028
South	Caddo	303
	Merchant		27%	n/a
	PSA 1		66%	2034
	PSA 2		7%	2034
	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	(a)
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035
(a)The PSA for Condon expired in 2022, and Condon is currently selling energy pursuant to a month-to-month agreement while the parties negotiate an agreement on a new PSA.

Non-cash amortization to revenue recognized by ALLETE Clean Energy relates to the amortization of differences between contract prices and estimated market prices on assumed PSAs. As part of wind energy facility acquisitions, ALLETE Clean Energy assumed various PSAs that were above or below estimated market prices at the time of acquisition; the resulting differences between contract prices and estimated market prices are amortized to revenue over the remaining PSA term. Non-cash amortization is expected to be approximately $5 million in 2023, $6 million annually in 2024 through 2027, and decreasing thereafter through 2032.

Corporate and Other.

New Energy. New Energy is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 400 MW in its history, totaling more than $1 billion of capital deployed. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across 26 different states. New Energy adds value through cost effective development and economies of scale on project implementation, bringing national capabilities to regional co-development partners. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 6. Equity Investments.)

ALLETE, Inc. 2022 Form 10-K

Outlook (Continued)
Corporate and Other (Continued)

South Shore Energy. South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2027 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy’s portion is expected to be approximately $150 million. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2022, is approximately $7 million.

BNI Energy. In 2022, BNI Energy sold 3.7 million tons of coal (3.9 million tons in 2021) and anticipates 2023 sales will be higher than 2022. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

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

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2022. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as production tax credits, excess deferred taxes, non-controlling interests in subsidiaries, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be a benefit of approximately 5 percent for 2023 primarily due to federal production tax credits as a result of wind energy generation and non-controlling interests in subsidiaries. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

ALLETE, Inc. 2022 Form 10-K

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2022, we had cash and cash equivalents of $36.4 million, $411.6 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 37 percent.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2022	%	2021	%	2020	%
Millions
ALLETE Equity (a)	$2,691.9	51	$2,404.3	49	$2,285.8	50
Non-Controlling Interest in Subsidiaries	656.4	12	533.2	11	505.6	11
Short-Term and Long-Term Debt (b)	1,929.1	37	1,986.4	40	1,806.4	39
	$5,277.4	100	$4,923.9	100	$4,597.8	100
(a) See Immaterial Revision to Prior Period in Note 1. Operations and Significant Accounting Policies.
(b) Excludes unamortized debt issuance costs.

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2022	2021	2020
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$47.7	$65.2	$92.5
Cash Flows from (used in)
Operating Activities	221.3	263.5	299.8
Investing Activities	(384.0)	(485.2)	(812.8)
Financing Activities	155.2	204.2	485.7
Change in Cash, Cash Equivalents and Restricted Cash	(7.5)	(17.5)	(27.3)
Cash, Cash Equivalents and Restricted Cash at End of Period	$40.2	$47.7	$65.2

Operating Activities. Cash provided by operating activities was lower in 2022 compared to 2021. Cash provided by operating activities in 2022 reflected higher payments for inventories, net of customer deposits received, compared to 2021 primarily related to ALLETE Clean Energy’s Northern Wind and Red Barn projects. This decrease was partially offset by the timing of recovery under the fuel adjustment clause.

Cash provided by operating activities was lower in 2021 compared to 2020. Cash from operating activities in 2021 included lower net income and higher payments for inventories compared to 2020, and was negatively impacted by the timing of recovery under the fuel adjustment clause.

Investing Activities. Cash used in investing activities was lower in 2022 compared to 2021. Cash used for investing activities in 2022 reflected lower additions to property, plant and equipment and lower payments for equity method investments compared to 2021. These decreases were partially offset by cash payments for the acquisition of New Energy.

Cash used in investing activities was lower in 2021 compared to 2020. Cash used for investing activities in 2021 reflected lower additions to property, plant and equipment and lower payments for equity method investments compared to 2020.

Financing Activities. Cash provided by financing activities was lower in 2022 compared to 2021 primarily due to higher repayments of short-term and long-term debt and higher dividends on common stock in 2022. These decreases were partially offset by higher proceeds from the issuance of common stock, higher proceeds from issuance of short-term and long-term debt, and higher proceeds from non-controlling interest in 2022.

Cash provided by financing activities was lower in 2021 compared to 2020 primarily due to lower proceeds from non-controlling interest in subsidiaries and higher repayments of short-term and long-term debt in 2021. These decreases were partially offset by higher proceeds from the issuance of common stock and higher proceeds from the issuance of short-term and long-term debt in 2021.

ALLETE, Inc. 2022 Form 10-K

Liquidity and Capital Resources (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2022, we had consolidated bank lines of credit aggregating $475.7 million ($432.0 million as of December 31, 2021), most of which expire in January 2026. We had $32.8 million outstanding in standby letters of credit and $31.3 million outstanding draws under our lines of credit as of December 31, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021). We also have other credit facility agreements in place that provide the ability to issue up to $252.0 million in standby letters of credit. As of December 31, 2022, we had $245.4 million outstanding in standby letters of credit under these agreements.

In addition, as of December 31, 2022, we had 2.9 million original issue shares of our common stock available for issuance through Invest Direct and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.1 million shares remain available for issuance as of December 31, 2022. For the year ended December 31, 2022, no shares of common stock were issued under this agreement (0.8 million shares for net proceeds of $51.0 million in 2021; none in 2020).

During the year ended December 31, 2022, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $16.2 million (0.3 million shares for net proceeds of $18.9 million in 2021; 0.4 million shares for net proceeds of $18.1 million in 2020). See Note 10. Common Stock and Earnings Per Share for additional detail regarding ALLETE’s equity securities.

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

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2022, we made no contributions to the defined benefit pension plans. On January 17, 2023, we contributed $6.5 million in cash to the defined benefit pension plans. We do not expect to make any further contributions to our defined benefit pension plans in 2023, and we do not expect to make any contributions to our other postretirement benefit plans in 2023. (See Note 10. Common Stock and Earnings Per Share and Note 12. Pension and Other Postretirement Benefit Plans.)

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
ALLETE, Inc. 2022 Form 10-K

Liquidity and Capital Resources (Continued)

Operating Lease Obligations. ALLETE has certain operating lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheet. (See Note 1. Operations and Significant Accounting Policies.)

Easement Obligations. ALLETE has easement obligations for the minimum payments required under our land easement agreements at our wind energy facilities. (See Note 9. Commitments, Guarantees and Contingencies.)

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

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. ALLETE’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 70 percent. In 2022, we paid out 77 percent (78 percent in 2021; 78 percent in 2020) of our per share earnings in dividends. On February 3, 2023, our Board of Directors declared a dividend of $0.6775 per share, which is payable on March 1, 2023, to shareholders of record at the close of business on February 15, 2023.

ALLETE, Inc. 2022 Form 10-K

Capital Requirements

ALLETE’s projected capital expenditures for the years 2023 through 2027 are presented in the following table. Actual capital expenditures may vary from the projections due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies. Projected capital expenditures exclude amounts for projects that will be sold to third parties upon completion.

Capital Expenditures	2023	2024	2025	2026	2027	Total
Millions
Regulated Operations
High kV Transmission Expansion	$40	$55	$135	$190	$270	$690
Solar 300 MW (a)	—	150	200	175	100	625
Wind 150 MW (a)	—	—	105	175	—	280
Storage (a)	—	10	20	—	100	130
Base & Other	190	265	250	235	190	1,130
Regulated Operations	$230	$480	$710	$775	$660	$2,855
ALLETE Clean Energy (b)	10	5	5	5	5	30
Corporate and Other
South Shore Energy (c)	40	55	35	5	—	135
Other	20	10	15	15	20	80
Total Capital Expenditures (d)	$300	$550	$765	$800	$685	$3,100
(a)These capital expenditures are part of Minnesota Power’s clean-energy transition plans, which include its vision to deliver 100 percent carbon-free energy to customers by 2050, as detailed in Minnesota Power’s latest IRP, which was approved by the MPUC in January 2023. These capital expenditures are dependent on successful requests for proposal by Minnesota Power. (See Outlook – EnergyForward.)
(b)Capital expenditures in 2023 do not include costs related to ALLETE Clean Energy’s project to develop and sell the 92 MW Red Barn project as these projects will be sold upon completion. (See Outlook – ALLETE Clean Energy.)
(c)Our portion of estimated capital expenditures for construction of NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy.
(d)These amounts do not include any capital expenditures related to the North Plains Connector Development Agreement. (See Outlook – Transmission.)

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

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2022, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

ALLETE, Inc. 2022 Form 10-K

Market Risk (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2022:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$91.9	$87.3	$216.1	$79.4	$81.7	$1,154.4	$1,710.8	$1,564.4
Average Interest Rate – %	5.9	4.4	3.4	3.4	5.7	4.0	4.1

Variable Rate – Millions	—	$7.5	$170.0	—	$40.8	—	$218.3	$218.3
Average Interest Rate – %	—	7.8	4.8	—	4.2	—	4.8

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2022, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $2.2 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2022.

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

ALLETE, Inc. 2022 Form 10-K

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021 and 2020, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

On April 15, 2022, the Company completed the acquisition of New Energy. As a result, management has excluded New Energy from our assessment of internal control over financial reporting. New Energy is a wholly-owned subsidiary whose total assets and total revenues represent 1 percent and 5 percent, respectively, of the related Consolidated Financial Statement amounts as of and for the year ended December 31, 2022.

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
ALLETE, Inc. 2022 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2023 Annual Meeting of Shareholders (2023 Proxy Statement) under the following headings:

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

Our 2023 Proxy Statement will be filed with the SEC within 120 days after the end of our 2022 fiscal year.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” the “Director Compensation” and the “Pay Versus Performance” sections in our 2023 Proxy Statement.

ALLETE, Inc. 2022 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2023 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)

Equity Compensation Plans Approved by Security Holders	132,253	—	1,023,229
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	132,253	—	1,023,229
(a)    Includes the following as of December 31, 2022: (i) 60,489 securities representing the target number of performance share awards (including accrued dividends) granted under the executive long-term incentive compensation plan that were unvested; and (ii) 71,764 director deferred stock units (including accrued dividends) under the non-employee director compensation deferral plan. With respect to unvested performance share awards, the actual number of shares to be issued will vary from 0 percent to 200 percent of the target level depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the performance shares, including payout calculations, see our 2023 Proxy Statement.
(b)    Earned performance share awards are paid in shares of ALLETE common stock on a one-for-one basis. Accordingly, these awards do not have a weighted-average exercise price.
(c)    Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 664,967 shares available for issuance under the executive long-term incentive compensation plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 294,327 shares available for issuance under the Non-Employee Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 63,935 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the “Corporate Governance” section in our 2023 Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Minneapolis, MN, PCAOB ID: 238.

The information required by this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2023 Proxy Statement.

ALLETE, Inc. 2022 Form 10-K

Part IV
Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	67
	Consolidated Balance Sheet as of December 31, 2022 and 2021	69
	For the Years Ended December 31, 2022, 2021 and 2020
	Consolidated Statement of Income	70
	Consolidated Statement of Comprehensive Income	71
	Consolidated Statement of Cash Flows	72
	Consolidated Statement of Equity	73
	Notes to Consolidated Financial Statements	74
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	126
	All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.
(3)	Exhibits including those incorporated by reference.

Exhibit Number
*3(a)1	—	Articles of Incorporation, amended and restated as of May 8, 2001 (filed as Exhibit 3(b) to the March 31, 2001, Form 10‑Q, File No. 1-3548).
*3(a)2	—	Amendment to Articles of Incorporation, dated as of September 20, 2004 (filed as Exhibit 3 to the September 21, 2004, Form 8-K, File No. 1-3548).
*3(a)3	—	Amendment to Articles of Incorporation, dated as of May 12, 2009 (filed as Exhibit 3 to the June 30, 2009, Form 10-Q, File No. 1-3548).
*3(a)4	—	Amendment to Articles of Incorporation, dated as of May 11, 2010 (filed as Exhibit 3(a) to the May 14, 2010, Form 8-K, File No. 1-3548).
*3(a)5	—	Amendment to Certificate of Assumed Name, filed with the Minnesota Secretary of State on May 8, 2001 (filed as Exhibit 3(a) to the March 31, 2001, Form 10-Q, File No. 1-3548).
*3(b)		Bylaws, as amended effective April 13, 2020 (filed as Exhibit 3 to the April 14, 2020, Form 8-K, File No. 1-3548).
*4(a)1	—	Mortgage and Deed of Trust, dated as of September 1, 1945, between Minnesota Power & Light Company (now ALLETE) and The Bank of New York Mellon (formerly Irving Trust Company) and Janet Lee (successor to Eva Waite and Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).
*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
ALLETE, Inc. 2022 Form 10-K

Exhibit Number
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4
		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)
		Thirty-ninth	April 1, 2018	1-3548 (March 31, 2018, Form 10-Q)	4
		Fortieth	March 1, 2019	1-3548 (March 31, 2019, Form 10-Q)	4(a)
		Forty-first	August 1, 2020	1-3548 (Sept. 30, 2020, Form 10-Q)	4(a)
		Forty-second	September 1, 2021	1-3548 (Sept. 30, 2021, Form 10-Q)	4
		Forty-third	August 1, 2022	1-3548 (Sept. 30, 2022, Form 10-Q)	4
*4(b)1	—	Mortgage and Deed of Trust, dated as of March 1, 1943, between Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank National Association, as Trustee (filed as Exhibit 7(c), File No. 2-8668).
*4(b)2	—	Supplemental Indentures to Superior Water, Light and Power Company’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1951	2-59690	2(d)(1)
		Second	March 1, 1962	2-27794	2(d)1
		Third	July 1, 1976	2-57478	2(e)1
		Fourth	March 1, 1985	2-78641	4(b)
		Fifth	December 1, 1992	1-3548 (1992 Form 10-K)	4(b)1
		Sixth	March 24, 1994	1-3548 (1996 Form 10-K)	4(b)1
		Seventh	November 1, 1994	1-3548 (1996 Form 10-K)	4(b)2
		Eighth	January 1, 1997	1-3548 (1996 Form 10-K)	4(b)3
		Ninth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)3
		Tenth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)4
		Eleventh	December 1, 2008	1-3548 (2008 Form 10-K)	4(c)3
		Twelfth	December 2, 2013	1-3548 (2013 Form 10-K)	4(c)3
		Thirteenth	May 29, 2018	1-3548 (June 30, 2018, Form 10-Q)	4
		Fourteenth	June 14, 2021	1-3548 (June 30, 2021, Form 10-Q)	4(a)
		Fifteenth	June 14, 2021	1-3548 (June 30, 2021, Form 10-Q)	4(b)
*4(c)	—
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

ALLETE, Inc. 2022 Form 10-K

Exhibit Number
*4(e)	—	Note Purchase Agreement, dated September 10, 2020, between ALLETE and the purchasers named therein (filed as Exhibit 4 to the September 30, 2020, Form 10-Q, File No. 1-3548).
*4(f)	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4(h) to the 2019 Form 10-K, File No. 1-3548).
*10(a)	—
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

*10(b)3	—
Second Amendment to Credit Agreement dated November 23, 2021, among ALLETE, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10(b)3 to the 2021 Form 10-K, File No. 1-3548).

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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
*+10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
*+10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2018 (filed as Exhibit 10(a)1 to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Superior Water, Light and Power Effective 2018 (filed as Exhibit 10(a)2 to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2019 (filed as Exhibit 10(e)7 to the 2018 Form 10-K, File No. 1-3548).
*+10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2020 (filed as Exhibit 10(e)8 to the 2019 Form 10-K, File No. 1-3548).
*+10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2021 (filed as Exhibit 10(e)8 to the 2020 Form 10-K, File No. 1-3548).
*+10(e)7	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2022 (filed as Exhibit 10(e)9 to the 2021 Form 10-K, File No. 1-3548).
+10(e)8	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2023.
+10(e)9	—	ALLETE Executive Annual Incentive Plan Form of Award ALLETE Clean Energy Effective 2023.
*+10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
*+10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
*+10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2019 (filed as Exhibit 10(f)4 to the 2018 Form 10-K, File No. 1-3548).

*+10(f)4	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2021 (filed as Exhibit 10(f)5 to the 2021 Form 10-K, File No. 1-3548).

*+10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
*+10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
*+10(h)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2017 (filed as Exhibit 10(i)5 to the 2016 Form 10-K, File No. 1-3548).
*+10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2017 (filed as Exhibit 10(i)6 to the 2016 Form 10-K, File No. 1-3548).
*+10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2018 (filed as Exhibit 10(b) to the March 31, 2018, Form 10-Q, File No. 1-3548).
ALLETE, Inc. 2022 Form 10-K

Exhibit Number
*+10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2018 (filed as Exhibit 10(i)7 to the 2017 Form 10-K, File No. 1-3548).
*+10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2018 (filed as Exhibit 10(i)8 to the 2017 Form 10-K, File No. 1-3548).
*+10(h)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2019 (filed as Exhibit 10(i)10 to the 2018 Form 10-K, File No. 1-3548).
*+10(h)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2019 (filed as Exhibit 10(i)11 to the 2018 Form 10-K, File No. 1-3548).
*+10(h)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2020 (filed as Exhibit 10(i)12 to the 2019 Form 10-K, File No. 1-3548).
*+10(h)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2020 (filed as Exhibit 10(i)13 to the 2019 Form 10-K, File No. 1-3548).
*+10(h)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2021 (filed as Exhibit 10(i)14 to the 2020 Form 10-K, File No. 1-3548).
*+10(h)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2021 (filed as Exhibit 10(i)15 to the 2020 Form 10-K, File No. 1-3548).
*+10(h)14	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2022 (filed as Exhibit 10(i)17 to the 2021 Form 10-K, File No. 1-3548).
*+10(h)15	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2022 (filed as Exhibit 10(i)18 to the 2021 Form 10-K, File No. 1-3548).
+10(h)16	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2023.
+10(h)17	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2023.
*+10(i)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
*+10(i)2	—	ALLETE Non-Employee Director Stock Plan (As Amended and Restated Effective May 10, 2022) (filed as Exhibit 99, File No. 333-265211).
*+10(j)3	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2020 (filed as Exhibit 10(k)3 to the 2020 Form 10-K, File No. 1-3548).
*+10(j)4		ALLETE Non-Employee Director Compensation Summary effective January 1, 2022 (filed as Exhibit 10(k)4 to the 2021 Form 10-K, File No. 1-3548).
*+10(j)5		Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 10, 2022 (filed as Exhibit 99 to Form S-8, File No. 333-265211).
+10(j)6		ALLETE Non-Employee Director Compensation Summary effective January 1, 2023
*+10(k)1	—	Minnesota Power (now ALLETE) Non-Employee Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
*+10(k)2	—	Amendment to the Minnesota Power (now ALLETE) Director Compensation Deferral Plan, effective October 1, 2003 (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
*+10(k)3	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective January 1, 2005 (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
*+10(k)4	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective October 1, 2006 (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
*+10(k)5	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective July 24, 2012 (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
*+10(l)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
*+10(l)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(m)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
ALLETE, Inc. 2022 Form 10-K

Exhibit Number
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
99	—
ALLETE News Release dated February 16, 2023, announcing earnings for the year ended December 31, 2022. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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

ALLETE, Inc. 2022 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 16, 2023	By	/s/ Bethany M. Owen
Bethany M. Owen
Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bethany M. Owen	Chair, President and Chief Executive Officer	February 16, 2023
Bethany M. Owen	(Principal Executive Officer) and Director

/s/ Steven W. Morris	Senior Vice President and Chief Financial Officer	February 16, 2023
Steven W. Morris	(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. 2022 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ George G. Goldfarb	Director	February 16, 2023
George G. Goldfarb

/s/ James J. Hoolihan	Director	February 16, 2023
James J. Hoolihan

/s/ Madeleine W. Ludlow	Director	February 16, 2023
Madeleine W. Ludlow

/s/ Charles R. Matthews	Director	February 16, 2023
Charles R. Matthews

/s/ Susan K. Nestegard	Director	February 16, 2023
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 16, 2023
Douglas C. Neve

/s/ Barbara A. Nick	Director	February 16, 2023
Barbara A. Nick

/s/ Robert P. Powers	Director	February 16, 2023
Robert P. Powers

/s/ Charlene A. Thomas	Director	February 16, 2023
Charlene A. Thomas

ALLETE, Inc. 2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of ALLETE, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded New Energy from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded New Energy from our audit of internal control over financial reporting. New Energy is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
ALLETE, Inc. 2022 Form 10-K

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
Accounting for the Effects of Regulatory Matters
As described in Note 4 to the consolidated financial statements, the Company’s regulated utility operations are subject to accounting standards for the effects of certain types of regulation. As of December 31, 2022, there was $467 million of regulatory assets and $550 million of regulatory liabilities recorded. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Management assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. As disclosed by management, these standards require the Company to reflect the effect of regulatory decisions in its financial statements. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income.
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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 16, 2023
We have served as the Company’s auditor since 1963.
ALLETE, Inc. 2022 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2022	2021
Millions
Assets
Current Assets
Cash and Cash Equivalents	$36.4	$45.1
Accounts Receivable (Less Allowance of $1.6 and $1.8)	137.9	123.7
Inventories – Net	455.9	97.7
Prepayments and Other	87.8	24.8
Total Current Assets	718.0	291.3
Property, Plant and Equipment – Net	5,004.0	5,087.5
Regulatory Assets	441.0	511.8
Equity Investments	322.7	318.0
Goodwill and Intangible Assets – Net	155.6	0.8
Other Non-Current Assets	204.3	212.9
Total Assets	$6,845.6	$6,422.3
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$103.0	$111.0
Accrued Taxes	69.1	65.1
Accrued Interest	20.5	20.1
Long-Term Debt Due Within One Year	272.6	214.2
Other	251.0	133.0
Total Current Liabilities	716.2	543.4
Long-Term Debt	1,648.2	1,763.2
Deferred Income Taxes	158.1	181.8
Regulatory Liabilities	526.1	536.1
Defined Benefit Pension and Other Postretirement Benefit Plans	179.7	179.5
Other Non-Current Liabilities	269.0	280.8
Total Liabilities	3,497.3	3,484.8
Commitments, Guarantees and Contingencies (Note 9)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.2 and 53.2 Shares Issued and Outstanding	1,781.5	1,536.7
Accumulated Other Comprehensive Loss	(24.4)	(23.8)
Retained Earnings	934.8	891.4
Total ALLETE Equity	2,691.9	2,404.3
Non-Controlling Interest in Subsidiaries	656.4	533.2
Total Equity	3,348.3	2,937.5
Total Liabilities and Equity	$6,845.6	$6,422.3

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2022 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2022	2021	2020
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$1,259.3	$1,227.9	$987.3
Contracts with Customers – Non-utility	303.8	179.9	170.5
Other – Non-utility	7.6	11.4	11.3
Total Operating Revenue	1,570.7	1,419.2	1,169.1
Operating Expenses
Fuel, Purchased Power and Gas – Utility	545.5	562.4	358.6
Transmission Services – Utility	76.7	75.3	67.0
Cost of Sales – Non-utility	182.8	68.8	66.7
Operating and Maintenance	318.9	259.2	252.0
Depreciation and Amortization	242.2	231.7	217.8
Taxes Other than Income Taxes	70.4	70.5	56.1
Impairment of Property, Plant and Equipment	—	—	12.7
Total Operating Expenses	1,436.5	1,267.9	1,030.9
Operating Income	134.2	151.3	138.2
Other Income (Expense)
Interest Expense	(75.2)	(69.1)	(65.6)
Equity Earnings	18.7	20.0	22.1
Other	22.4	8.7	14.7
Total Other Expense	(34.1)	(40.4)	(28.8)
Income Before Non-Controlling Interest and Income Taxes	100.1	110.9	109.4
Income Tax Benefit	(31.2)	(26.9)	(43.4)
Net Income	131.3	137.8	152.8
Net Loss Attributable to Non-Controlling Interest	(58.0)	(31.4)	(12.6)
Net Income Attributable to ALLETE	$189.3	$169.2	$165.4
Average Shares of Common Stock
Basic	55.9	52.4	51.9
Diluted	56.0	52.5	51.9
Basic Earnings Per Share of Common Stock	$3.38	$3.23	$3.18
Diluted Earnings Per Share of Common Stock	$3.38	$3.23	$3.18

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2022 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2022	2021	2020
Millions
Net Income	$131.3	$137.8	$152.8
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax (Benefit) Expense of $(0.2), $(0.1) and $0.1	(0.4)	(0.1)	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax (Benefit) Expense of $(0.1), $3.0 and $(3.1)	(0.2)	7.4	(7.6)
Total Other Comprehensive Income (Loss)	(0.6)	7.3	(7.5)
Total Comprehensive Income	130.7	145.1	145.3
Net Loss Attributable to Non-Controlling Interest	(58.0)	(31.4)	(12.6)
Total Comprehensive Income Attributable to ALLETE	$188.7	$176.5	$157.9

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2022 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2022	2021	2020
Millions
Operating Activities
Net Income	$131.3	$137.8	$152.8
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(2.7)	(2.6)	(1.9)
Income from Equity Investments – Net of Dividends	2.4	2.2	(3.2)
(Gain) / Loss on Investments and Property, Plant and Equipment	1.2	(0.8)	(1.3)
Loss on Impairment of Assets	—	—	12.7
Depreciation Expense	242.0	231.6	217.7
Amortization of PSAs	(7.6)	(11.4)	(11.3)
Amortization of Other Intangible Assets and Other Assets	8.3	9.9	10.4
Deferred Income Tax Benefit	(38.5)	(26.9)	(43.4)
Share-Based and ESOP Compensation Expense	4.9	5.9	6.1
Defined Benefit Pension and Other Postretirement Benefit Expense	(3.0)	4.3	0.1
Bad Debt Expense	1.9	1.2	2.7
Payments for Tax Reform Refund	—	—	(0.2)
Fuel Adjustment Clause	15.1	(56.4)	5.0
Provision for Interim Rate Refund	18.4	—	—
Changes in Operating Assets and Liabilities
Accounts Receivable	(14.0)	(13.0)	(18.2)
Inventories	(256.1)	(23.5)	(1.4)
Prepayments and Other	(21.5)	(0.5)	0.9
Accounts Payable	(1.3)	15.0	11.8
Other Current Liabilities	116.2	28.0	11.7
Cash Contributions to Defined Benefit Pension Plans	—	(10.3)	(10.7)
Changes in Regulatory and Other Non-Current Assets	24.1	(12.0)	(31.0)
Changes in Regulatory and Other Non-Current Liabilities	0.2	(15.0)	(9.5)
Cash provided by Operating Activities	221.3	263.5	299.8
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.2	6.4	12.8
Payments for Purchase of Available-for-sale Securities	(2.4)	(3.6)	(8.7)
Acquisitions of Subsidiaries – Net of Cash and Restricted Cash Acquired	(155.0)	—	—
Payments for Equity Investments	(5.9)	(17.6)	(99.1)
Additions to Property, Plant and Equipment	(220.5)	(479.5)	(724.7)
Other Investing Activities	(2.4)	9.1	6.9
Cash used in Investing Activities	(384.0)	(485.2)	(812.8)
Financing Activities
Proceeds from Issuance of Common Stock	248.0	69.9	18.1
Equity Issuance Costs	(8.1)	—	—
Proceeds from Issuance of Short-Term and Long-Term Debt	785.4	733.0	672.4
Repayments of Short-Term and Long-Term Debt	(877.0)	(552.9)	(488.6)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	155.7	90.9	414.5
Dividends on Common Stock	(145.9)	(131.9)	(128.2)
Other Financing Activities	(2.9)	(4.8)	(2.5)
Cash provided by Financing Activities	155.2	204.2	485.7
Change in Cash, Cash Equivalents and Restricted Cash	(7.5)	(17.5)	(27.3)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	47.7	65.2	92.5
Cash, Cash Equivalents and Restricted Cash at End of Period	$40.2	$47.7	$65.2

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2022 Form 10-K

ALLETE Consolidated Statement of Equity

	2022	2021	2020
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,536.7	$1,460.9	$1,436.7
Common Stock Issued	244.8	75.8	24.2
Balance, End of Period	1,781.5	1,536.7	1,460.9

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(23.8)	(31.1)	(23.6)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	(0.4)	(0.1)	0.1
Defined Benefit Pension and Other Postretirement Plans	(0.2)	7.4	(7.6)
Balance, End of Period	(24.4)	(23.8)	(31.1)

Retained Earnings
Balance, Beginning of Period	891.4	856.0	818.8
Net Income Attributable to ALLETE	189.3	169.2	165.4
Common Stock Dividends	(145.9)	(131.9)	(128.2)
Adjustment of Redeemable Non-Controlling Interest	—	(1.9)	—
Balance, End of Period	934.8	891.4	856.0

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	533.2	505.6	103.7
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	182.9	90.9	414.5
Net Loss Attributable to Non-Controlling Interest	(58.0)	(31.4)	(12.6)
Reclassification of Redeemable Non-Controlling Interest to Current Liabilities	—	(28.8)	—
Distributions to Non-Controlling Interest	(1.7)	(3.1)	—
Balance, End of Period	656.4	533.2	505.6

Total Equity	$3,348.3	$2,937.5	$2,791.4

Dividends Per Share of Common Stock	$2.60	$2.52	$2.47

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2022 Form 10-K

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

Variable Interest Entities. The accounting guidance for “Variable Interest Entities” (VIE) is a consolidation model that considers if a company has a variable interest in a VIE. A VIE is a legal entity that possesses any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore are the primary beneficiary of that VIE, as defined by the accounting guidance for “Variable Interest Entities.” In determining whether ALLETE is the primary beneficiary of a VIE, management considers whether ALLETE has the power to direct the most significant activities of the VIE and is obligated to absorb losses or receive the expected residual returns that are significant to the VIE. The accounting guidance for VIEs applies to certain ALLETE Clean Energy wind energy facilities and our investment in Nobles 2. (See Tax Equity Financing.)

Business Segments. We present two reportable segments: Regulated Operations and ALLETE Clean Energy. Our segments were determined in accordance with the guidance on segment reporting. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns and operates, in seven states, more than 1,200 MW of nameplate capacity wind energy generation with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy also engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. ALLETE Clean Energy currently has approximately 100 MW of wind energy facilities under contract to be sold to others.

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Corporate and Other is comprised of New Energy, our investment in Nobles 2, South Shore Energy, BNI Energy, ALLETE Properties, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land holdings in Minnesota, and earnings on cash and investments.

New Energy is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services.

Our investment in Nobles 2 represents a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power.

South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2027 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy’s portion is expected to be approximately $150 million. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2022, is approximately $7 million.

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2022, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 9. Commitments, Guarantees and Contingencies.)

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

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2022, and 2021, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs. The December 31, 2020 amount also includes deposits required under tax equity financing agreements. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash
As of December 31	2022	2021	2020
Millions
Cash and Cash Equivalents	$36.4	$45.1	$44.3
Restricted Cash included in Prepayments and Other	1.5	0.3	0.8
Restricted Cash included in Other Non-Current Assets	2.3	2.3	20.1
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$40.2	$47.7	$65.2

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2022	2021	2020
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$72.8	$66.8	$62.0
Cash Paid (Received) for Income Taxes	$6.0	—	$(2.0)
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(9.6)	$(14.0)	$(67.0)
Reclassification of Property, Plant and Equipment to Inventory (a)	$99.7	—	—
Reclassification of Redeemable Non-Controlling Interest to Current Liabilities (b)	—	$30.6	—
Capitalized Asset Retirement Costs	$11.8	$16.9	$4.1
AFUDC–Equity	$2.7	$2.6	$1.9
(a)The decommissioning of the existing Northern Wind assets resulted in a reclassification from Property, Plant and Equipment – Net to Inventories – Net in the second quarter of 2022 as they were repowered and subsequently sold to a subsidiary of Xcel Energy Inc. In the third quarter of 2022, safe harbor equipment was transferred to the project entity resulting in an additional reclassification from Property, Plant and Equipment – Net to Inventories – Net.
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

Accounts Receivable
As of December 31	2022	2021
Millions
Trade Accounts Receivable
Billed	$107.1	$100.6
Unbilled	29.2	24.7
Less: Allowance for Doubtful Accounts	1.6	1.8
Total Trade Accounts Receivable	134.7	123.5
Income Taxes Receivable	3.2	0.2
Total Accounts Receivable	$137.9	$123.7

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to seven Large Power Customers. Receivables from these customers totaled $11.3 million as of December 31, 2022 ($7.8 million as of December 31, 2021). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. Minnesota Power’s taconite customers, which are currently owned by two entities at the end of 2022, accounted for approximately 32 percent of Regulated Operations operating revenue and approximately 26 percent of consolidated operating revenue in 2022 (32 percent of Regulated Operations operating revenue and 28 percent of consolidated operating revenue in 2021 and 29 percent of Regulated Operations operating revenue and 25 percent of consolidated operating revenue in 2020).

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

ALLETE, Inc. 2022 Form 10-K

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

Inventories – Net
As of December 31	2022	2021
Millions
Fuel (a)	$33.4	$18.7
Materials and Supplies	75.1	56.1
Construction of Wind Energy Facilities (b)	347.4	22.9
Total Inventories – Net	$455.9	$97.7
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b) Project costs related to ALLETE Clean Energy’s Northern Wind project sold in January 2023 and Red Barn wind project which is expected to be sold in the first half 2023. (See Other Current Liabilities.)

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

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. The MPUC order for Minnesota Power’s 2015 IRP directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. Minnesota Power’s latest IRP, which was approved by the MPUC in an order dated January 9, 2023, includes ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Boswell Unit 3 and Unit 4 have a net book value of approximately $235 million and $435 million, respectively, as of December 31, 2022. (See Note 4. Regulatory Matters.) Minnesota Power’s latest IRP also includes the retirement of Taconite Harbor. As of December 31, 2022, Taconite Harbor had a net book value of approximately $25 million. We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

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

ALLETE, Inc. 2022 Form 10-K

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

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A decline in energy prices or lower wind resource expectations could result in a future impairment.

In 2022 and 2021 there were triggering events that indicated an impairment for our property, plant, and equipment at certain ALLETE Clean Energy wind energy facilities with expiring PSAs for which a recoverability test was performed indicating that the undiscounted cash flows adequately supported the property, plant and equipment book values. As a result, no impairment was recorded in 2022 and 2021. In 2020, there were indicators of impairment for ALLETE Clean Energy’s Northern Wind project. See Immaterial Revision to Prior Period.

Immaterial Revision to Prior Period. We have identified an immaterial prior period error with respect to the recognition of a non-cash impairment expense for our Northern Wind operating assets in the fourth quarter of 2020 prior to the execution of the purchase and sales agreement for a repower and sale of the wind energy facility. Specifically, the remaining net book value of the property, plant and equipment used in the recoverability test was calculated incorrectly. If the net book value would have been calculated correctly in the recoverability test, an $8.8 million after-tax impairment expense would have been recognized in the fourth quarter of 2020. We evaluated the effects of this error on our previously-issued consolidated financial statements in accordance with the guidance in Accounting Standards Codification Topic (ASC) 250, Accounting Changes and Error Corrections, ASC 250-10-S99-1, Assessing Materiality, and ASC 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior period is materially misstated. Accordingly, we have revised our consolidated financial statements for the impacted prior periods herein.

A summary of the effect of the revision on the Consolidated Statements of Income and Consolidated Statement of Comprehensive Income for the year ended December 31, 2020 is as follows:

Revision Impacts for the Year Ended December 31, 2020	As Reported	Adjustment	As Revised
Millions Except Per Share Amounts
Impairment of Property, Plant and Equipment	—	$12.7	$12.7
Income Tax Benefit	$(39.5)	(3.9)	(43.4)
Net Income Attributable to ALLETE	$174.2	$(8.8)	$165.4

Comprehensive Income Attributable to ALLETE	$166.7	$(8.8)	$157.9

Diluted Earnings Per Share	$3.35	$(0.17)	$3.18

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of the effect of the revision on the Consolidated Balance Sheet as of December 31, 2021 is as follows:

Revision Impacts for the Year Ended December 31, 2021	As Reported	Adjustment	As Revised
Millions
Property, Plant and Equipment - Net	$5,100.2	$(12.7)	$5,087.5
Total Assets	$6,435.0	$(12.7)	$6,422.3

Deferred Income Taxes	$185.7	$(3.9)	$181.8
Total Liabilities	$3,488.7	$(3.9)	$3,484.8

Retained Earnings	$900.2	$(8.8)	$891.4
Total Equity	$2,946.3	$(8.8)	$2,937.5

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

As of the date of our annual goodwill impairment testing in 2022, the Company elected to bypass the qualitative assessment of goodwill for impairment, proceeding directly to the two-step impairment test for the New Energy reporting unit. In performing Step 1 of the impairment test, we compared the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the impairment test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.

For Step 1 of the impairment test, we estimated the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes a growth rate on debt-free cash flows. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. Our annual impairment test in 2022 indicated that the estimated fair value of New Energy exceeded its carrying value, and therefore no impairment existed. The fair value of the reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 14 percent, cash flow forecasts through 2027, industry average gross margins, and a terminal growth rate of 3.5 percent.

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets
As of December 31	2022	2021
Millions
Contract Assets (a)	$21.0	$23.3
Operating Lease Right-of-use Assets	12.7	16.4
ALLETE Properties	19.1	19.4
Restricted Cash	2.3	2.3
Other Postretirement Benefit Plans	58.8	64.8
Other	90.4	86.7
Total Other Non-Current Assets	$204.3	$212.9
(a)    Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities
As of December 31	2022	2021
Millions
Customer Deposits (a)	$150.7	$27.2
PSAs	6.1	12.6
Provision for Interim Rate Refund	18.4	—
Manufactured Gas Plant (b)	14.7	12.8
Fuel Adjustment Clause	—	5.0
Operating Lease Liabilities	3.2	4.8
Redeemable Non-Controlling Interest (c)	—	30.6
Other	57.9	40.0
Total Other Current Liabilities	$251.0	$133.0
(a)    Primarily related to deposits received by ALLETE Clean Energy for the Northern Wind project sold in January 2023 and the Red Barn wind project which is expected to be sold in the first half of 2023. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. (See Note 9. Commitments, Guarantees and Contingencies.)
(c) Amount reclassified from Non-Controlling Interest in Subsidiaries resulting from the exercise of an option to buy out a non-controlling interest, which was paid in the first quarter of 2022.

Other Non-Current Liabilities
As of December 31	2022	2021
Millions
Asset Retirement Obligation (a)	$200.4	$184.5
PSAs	26.9	39.5
Operating Lease Liabilities	9.3	11.6
Other	32.4	45.2
Total Other Non-Current Liabilities	$269.0	$280.8
(a) The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $32.4 million in Other Non-Current Assets on the Consolidated Balance Sheet as of December 31, 2022 ($28.5 million as of December 31, 2021).

ALLETE, Inc. 2022 Form 10-K

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

Additional information on the components of lease cost and presentation of cash flows were as follows:

As December 31	2022	2021
Millions
Operating Lease Cost	$6.3	$6.7

Other Information:
Operating Cash Flows From Operating Leases	$6.3	$6.7

Additional information related to leases was as follows:

As of December 31	2022	2021
Millions
Balance Sheet Information Related to Leases:
Other Non-Current Assets	$12.7	$16.4
Total Operating Lease Right-of-use Assets	$12.7	$16.4

Other Current Liabilities	$3.2	$4.8
Other Non-Current Liabilities	9.3	11.6
Total Operating Lease Liabilities	$12.5	$16.4

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	4	3
Operating Leases - Land and Other	16	27

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	3.9%	3.8%
Operating Leases - Land and Other	3.9%	4.5%
ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Maturities of lease liabilities were as follows:

December 31, 2022
Millions
2023	$3.4
2024	3.1
2025	2.9
2026	2.9
2027	3.8
Thereafter	1.2
Total Lease Payments Due	17.3
Less: Imputed Interest	4.8
Total Lease Obligations	12.5
Less: Current Lease Obligations	3.2
Total Long-term Lease Obligations	$9.3

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

Contracts with Customers – Non-utility includes sales of goods and services to customers from ALLETE Clean Energy and our Corporate and Other businesses.

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

ALLETE, Inc. 2022 Form 10-K

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

Municipal includes sales to 14 non-affiliated municipal customers in Minnesota under long-term wholesale electric contracts. One of these wholesale electric contracts include a termination clause requiring a three-year notice to terminate. These contracts have termination dates ranging through 2037, with a majority of contracts expiring in 2029. Performance obligations with these customers are satisfied at the time energy is delivered to an agreed upon municipal substation or meter.

Industrial includes sales recognized from contracts with customers in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 52 percent of total regulated utility kWh sales for the year ended December 31, 2022. Within industrial revenue, Minnesota Power had seven Large Power Customer contracts, each serving requirements of 10 MW or more of customer load as of December 31, 2022. These contracts automatically renew past the contract term unless a four-year written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2026 through 2029. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $55 million per annum through 2026, $15 million in 2027, and $25 million in total thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

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

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Non-utility

ALLETE Clean Energy

Long-term PSA revenue includes all sales recognized under long-term contracts for production, curtailment, capacity and associated renewable energy credits from ALLETE Clean Energy wind energy facilities. Expiration dates of these PSAs range from 2024 through 2039. Performance obligations for these contracts are satisfied at the time energy is delivered to an agreed upon point, or production is curtailed at the request of the customer, at specified prices. Revenue from the sale of renewable energy credits is recognized at the same time the related energy is delivered to the customer when sold to the same party.

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

Sale of Renewable Development Projects includes revenue recognized from development only and development plus construction type projects that are sold to a customer. For development only projects, revenue is recognized at point in time when all required development responsibilities have been completed and ownership has transferred to the customer. For development plus construction, the transaction price is allocated to two performance obligations based upon the standalone selling price of each obligation. Revenue is recognized on the development performance obligation upon satisfying all required development activities and ownership transferring to the customer. Revenue for the construction performance obligation is recognized over time based on construction costs incurred, beginning at notice to proceed through the commercial operation date.

Other primarily includes revenue from BNI Energy unrelated to coal, revenue from New Energy for asset management services and non-development activities, the sale of real estate from ALLETE Properties, and non‑rate base steam generation that is sold for use during production of paper and pulp. Performance obligations are satisfied when control transfers to the customer.

Payment Terms. Payment terms and conditions vary across our businesses. Aside from taconite-producing Large Power Customers, payment terms generally require payment to be made within 15 to 30 days from the end of the period that the service has been rendered. In the case of its taconite-producing Large Power Customers, as permitted by the MPUC, Minnesota Power requires weekly payments for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customers’ energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite-producing Large Power Customers have generally predictable energy usage on a weekly basis and any differences that occur are trued-up the following month. Due to the timing difference of revenue recognition from the timing of invoicing and payment, the taconite-producing Large Power Customers receive credit for the time value of money; however, we have determined that our contracts do not include a significant financing component as the period between when we transfer the service to the customer and when they pay for such service is minimal.

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Assets Recognized From the Costs to Obtain a Contract with a Customer. We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of December 31, 2022, we have $21.0 million of assets recognized for costs incurred to obtain contracts with our customers ($23.3 million as of December 31, 2021). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. We recognized $2.4 million of non-cash amortization for the year ended December 31, 2022 ($2.7 million for the year end December 31, 2021).

Unamortized Discount and Premium on Debt. Discount and premium on debt are deferred and amortized over the terms of the related debt instruments using a method which approximates the effective interest method.

Tax Equity Financings. Certain subsidiaries of ALLETE have entered into tax equity financings that include forming limited liability companies (LLC) with third-party investors for certain wind projects. Tax equity financings have specific terms that dictate distributions of cash and the allocation of tax attributes among the LLC members, who are divided into two categories: the sponsor and third-party investors. ALLETE subsidiaries are the sponsors in these tax equity financings. The distributions of cash and allocation of tax attributes in these financings generally differ from the underlying ownership percentage interests in the related LLC, with a disproportionate share of tax attributes (including accelerated depreciation and production tax credits) allocated to third-party investors in order to achieve targeted after-tax rates of return, or target yield, from project operations, and a disproportionate share of cash distributions made to the sponsor.

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

Non-Controlling Interest in Subsidiaries. Non-controlling interest in subsidiaries represents the portion of equity ownership, net income (loss), and comprehensive income (loss) in subsidiaries that is not attributable to equity holders of ALLETE. These amounts as of and for the years ended December 31, 2022 and 2021, related to the tax equity financings for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak, 303 MW Diamond Spring and 303 MW Caddo wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility.

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

ALLETE, Inc. 2022 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Income (Expense) - Other
Year Ended December 31	2022	2021	2020
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credit (a)	$9.8	$6.1	$8.6
Interest and Investment Earnings	—	2.3	1.6
AFUDC - Equity	2.7	2.6	1.9
Gain on Land Sales	—	0.1	0.4
PSA Liability (b)	10.2	—	—
Other	(0.3)	(2.4)	2.2
Total Other Income (Expense) - Other	$22.4	$8.7	$14.7
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 12. Pension and Other Postretirement Benefit Plans.)
(b)The gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the legacy wind energy facility assets, which was more than offset by a reserve for an anticipated loss on the sale of the Northern Wind project, was recorded in Cost of Sales - Non-Utility on the Consolidated Statement of Income.

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

Due to the effects of regulation on Minnesota Power and SWL&P, certain adjustments made to deferred income taxes are, in turn, recorded as regulatory assets or liabilities. Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal credits related to public utility property. In accordance with GAAP for uncertainty in income taxes, we are required to recognize in our financial statements the largest tax benefit of a tax position that is “more‑likely‑than‑not” to be sustained on audit, based solely on the technical merits of the position as of the reporting date. The term “more‑likely‑than‑not” means more than 50 percent likely. (See Note 11. Income Tax Expense.)

Excise Taxes. We collect excise taxes from our customers levied by governmental entities. These taxes are stated separately on the billing to the customer and recorded as a liability to be remitted to the governmental entity. We account for the collection and payment of these taxes on a net basis.

ALLETE, Inc. 2022 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2022	2021
Millions
Regulated Operations
Property, Plant and Equipment in Service	$5,198.6	$5,028.7
Construction Work in Progress	74.0	108.7
Accumulated Depreciation	(1,972.3)	(1,834.6)
Regulated Operations – Net	3,300.3	3,302.8
ALLETE Clean Energy
Property, Plant and Equipment in Service	1,619.4	1,704.2
Construction Work in Progress	51.1	79.9
Accumulated Depreciation	(176.8)	(149.0)
ALLETE Clean Energy – Net	1,493.7	1,635.1
Corporate and Other (a)
Property, Plant and Equipment in Service	295.2	267.1
Construction Work in Progress	50.9	19.8
Accumulated Depreciation	(136.1)	(137.3)
Corporate and Other – Net	210.0	149.6
Property, Plant and Equipment – Net	$5,004.0	$5,087.5
(a)Primarily includes BNI Energy and a small amount of non-rate base generation.

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment (Years)
Regulated Operations
Generation	1 to 50	ALLETE Clean Energy	5 to 35
Transmission	50 to 75	Corporate and Other	3 to 50
Distribution	18 to 70

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

ALLETE, Inc. 2022 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Asset Retirement Obligations
Millions
Obligation as of December 31, 2020	$166.6
Accretion	8.8
Liabilities Recognized	4.5
Liabilities Settled	(5.2)
Revisions in Estimated Cash Flows	9.8
Obligation as of December 31, 2021	184.5
Accretion	9.5
Liabilities Recognized	7.8
Liabilities Settled	(4.4)
Revisions in Estimated Cash Flows	3.0
Obligation as of December 31, 2022	$200.4

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

Minnesota Power’s investments in jointly-owned facilities and assets and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2022
Boswell Unit 4	$712.0	$340.1	$3.3	80
Transmission Assets	101.0	21.1	—	9.3 - 14.7
Total	$813.0	$361.2	$3.3
As of December 31, 2021
Boswell Unit 4	$682.7	$311.1	$30.1	80
Transmission Assets	101.0	18.5	—	9.3 - 14.7
Total	$783.7	$329.6	$30.1

ALLETE, Inc. 2022 Form 10-K

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider, Solar Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $38.8 million in 2022 ($38.9 million in 2021; $29.9 million in 2020).

Minnesota Retail Rates. Minnesota Power’s retail rates through 2021 were based on a 2018 MPUC retail rate order that allowed for a 9.25 percent return on common equity and a 53.81 percent equity ratio. The resolution of Minnesota Power’s 2020 general rate case did not change the allowed return on equity or equity ratio. (See 2020 Minnesota General Rate Case.)

2020 Minnesota General Rate Case. In November 2019, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 10.6 percent for retail customers. In December 2019 orders, the MPUC accepted the filing as complete and authorized an annual interim rate increase of $36.1 million beginning January 1, 2020.

In April 2020, Minnesota Power filed a request with the MPUC that proposed a resolution of Minnesota Power’s 2020 general rate case. Key components of our proposal included removing the power marketing margin credit in base rates and reflecting actual power marketing margins in the fuel adjustment clause effective May 1, 2020; refunding to customers interim rates collected through April 2020; increasing customer rates 4.1 percent compared to the 5.8 percent increase reflected in interim rates; and a provision that Minnesota Power would not file another rate case until at least November 1, 2021, unless certain events occur. In a June 2020 order, the MPUC approved Minnesota Power’s petition and proposal to resolve and withdraw the general rate case. Effective May 1, 2020, customer rates were set at an increase of 4.1 percent with the removal of the power marketing margin credit from base rates. Actual power marketing margins are now reflected in the fuel adjustment clause. Reserves for interim rates of $11.7 million were recorded in the second quarter of 2020 and refunded in the third and fourth quarters of 2020.

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

At a hearing on January 23, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis, subject to final written order and reconsideration. Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. As a result of the MPUC’s determinations made on January 23, 2023, Minnesota Power has recorded a reserve for an interim rate refund of approximately $18 million pre-tax as of December 31, 2022, which is subject to MPUC approval of Minnesota Power’s refund calculation. In addition, Minnesota Power recorded a charge of approximately $8 million pre-tax to write-off the deferred portion of residential customer interim rates. Minnesota Power also recorded additional revenue of approximately $9 million pre-tax for an increase in expected recoveries under its cost recovery riders. Impacts of regulatory outcomes that are determined subsequent to the balance sheet date, and prior to issuance of the financial statements, are recognized in the financial statements as of the balance sheet date.

FERC-Approved Wholesale Rates. Minnesota Power has wholesale contracts with 14 non-affiliated municipal customers in Minnesota and SWL&P. Two of the wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through December 31, 2037. The wholesale electric service contract with SWL&P is effective through February 28, 2026. Under the agreement with SWL&P, no termination notice has been given. The rates included in these two contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

ALLETE, Inc. 2022 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Minnesota Power’s wholesale electric contracts with 13 other municipal customers were extended in January 2022 and are effective through 2029. These contracts are based on fixed prices for capacity and energy. The base energy charge for each year is adjusted annually for updated fuel and purchased power costs.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for certain transmission investments and expenditures, including a return on the capital invested. Current customer billing rates are based on an MPUC order dated December 27, 2022, which provisionally approved Minnesota Power’s latest transmission factor filing submitted on October 31, 2022.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in a 2020 order. On February 2, 2022, Minnesota Power submitted its latest renewable factor filing, which included a request to recover a regulatory asset of $3.8 million related to the recognition of production tax credits due to a metering error at Bison. The filing was approved in an order dated January 24, 2023 authorizing Minnesota Power to include updated billing rates on customer bills for recovery of the regulatory asset.

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates for the solar cost recovery rider were approved by the MPUC in an order dated August 31, 2022.

Electric Vehicle Charging Infrastructure Petition. In April 2021, Minnesota Power filed a petition seeking approval to install and own DC fast charger stations for electric vehicles across its service territory, implement accompanying rates for those stations, and track and recover investments and expenses for the project. In an October 2021 order, the MPUC approved Minnesota Power’s petition.

Fuel Adjustment Clause. In 2020, Minnesota Power filed its fuel adjustment forecast for 2021, which was approved by the MPUC in a December 2020 order, subject to the annual prudence review and true-up filing in 2022. During 2021, Minnesota Power incurred higher fuel and purchased power costs than those forecasted in its May 2020 filing, which resulted in the recognition of an approximately $56 million regulatory asset through December 31, 2021. Minnesota Power submitted its annual true-up filing and a significant events filing in March 2022 requesting recovery of these under-collected fuel adjustment clause recoveries. The MPUC approved recovery of the regulatory asset in an order dated July 5, 2022; recovery of the regulatory asset will continue through mid-2023.

Minnesota Power also incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $13 million regulatory asset as of December 31, 2022. Minnesota Power filed a significant events filing in June 2022 requesting to increase rates from August 2022 through December 2022 in order to recover the under-collected fuel adjustment clause recoveries that were expected for 2022. No parties objected to the request and higher rates were implemented in August 2022. Minnesota Power will request recovery of the remaining regulatory asset as part of its annual true-up filing expected to be submitted to the MPUC in March 2023.

In 2020, Minnesota Power filed its FAC report covering the period July 2018 through December 2019. In a 2020 order, the MPUC referred the review of Minnesota Power’s forced outage costs during the period of the report, which totaled approximately $8 million, to an administrative law judge (ALJ) for a contested case hearing to recommend to the MPUC if any of those costs should be returned to customers. On August 11, 2021, the ALJ recommended that Minnesota Power refund approximately $5 million to ratepayers. Minnesota Power submitted exceptions to the ALJ’s report to the MPUC stating that it disagreed with the ALJ’s recommendation and that no refund should be made as the Company operated its facilities in accordance with good utility practice. At a hearing on January 13, 2022, the MPUC agreed with the ALJ’s recommendation and ordered the refund of approximately $5 million to ratepayers, which was recorded as a reserve as of December 31, 2021, and refunded to customers in 2022.

Wisconsin Retail Rates. SWL&P’s retail rates through 2022 were based on a December 2018 order by the PSCW that allowed for a return on equity of 10.4 percent and a 55.0 percent equity ratio.

ALLETE, Inc. 2022 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

2022 Wisconsin General Rate Case. In 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 3.6 percent for retail customers. The filing sought an overall return on equity of 10.4 percent and a 55 percent equity ratio. On an annualized basis, the requested final rate increase would have generated an estimated $4.3 million in additional revenue. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.0 percent and 55 percent equity ratio. Final rates went into effect January 1, 2023.

Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP, which was approved by the MPUC in an order dated January 9, 2023. The approved IRP, which reflects a joint agreement reached with various stakeholders, outlines Minnesota Power’s clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. Minnesota Power is expected to file its next IRP by March 1, 2025.

Conservation Improvement Program. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on energy CIPs each year.

On April 1, 2022, Minnesota Power submitted its 2021 consolidated filing detailing Minnesota Power’s CIP program results and proposed CIP financial incentive, which was approved by the MPUC in an order dated July 5, 2022. As a result, Minnesota Power recognized revenue of $1.9 million in 2022 for the approved CIP financial incentive ($2.4 million in 2021 and $2.4 million in 2020). CIP financial incentives are recognized in the period in which the MPUC approves the filing.

In 2020, Minnesota Power submitted its CIP triennial filing for 2021 through 2023 to the MPUC and Minnesota Department of Commerce, which outlines Minnesota Power’s CIP spending and energy-saving goals for those years. Minnesota Power’s CIP investment goal is $10.9 million for 2023.

MISO Return on Equity Complaint. MISO transmission owners, including ALLETE and ATC, have an authorized return on equity of 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to the FERC. We cannot predict the return on equity the FERC will ultimately authorize in the remanded proceeding. (See Note 6. Equity Investments.)

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

In June 2020, Minnesota Power filed proposal with the MPUC to accelerate its plans for purchasing solar energy from approximately 20 MW of solar energy projects in Minnesota which was approved in a June 2021 order. These solar energy projects will be constructed and owned through an ALLETE subsidiary with an estimated investment of $40 million. Construction of these solar energy projects commenced in 2022 with a portion of these projects placed into service in the fourth quarter of 2022; the remaining project is expected to be placed into service in 2023.

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

ALLETE, Inc. 2022 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2022	2021
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause (b)	$25.6	—
Total Current Regulatory Assets	$25.6	—
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (c)	$225.9	$226.4
Income Taxes (d)	97.6	104.7
Cost Recovery Riders (e)	41.2	63.2
Asset Retirement Obligations (f)	35.6	33.1
Manufactured Gas Plant (g)	15.1	17.0
Fuel Adjustment Clause (b)	14.5	56.4
PPACA Income Tax Deferral	4.1	4.3
Other	7.0	6.7
Total Non-Current Regulatory Assets	$441.0	$511.8
Current Regulatory Liabilities (h)
Provision for Interim Rate Refund	$18.4	—
Fuel Adjustment Clause (b)	—	$5.0
Transmission Formula Rates	4.9	3.1
Other	0.1	0.5
Total Current Regulatory Liabilities	$23.4	$8.6
Non-Current Regulatory Liabilities
Income Taxes (d)	$332.5	$353.4
Wholesale and Retail Contra AFUDC (j)	80.7	83.7
Plant Removal Obligations (k)	60.0	52.6
Defined Benefit Pension and Other Postretirement Benefit Plans (c)	17.6	28.1
North Dakota Investment Tax Credits (l)	16.9	12.2
Boswell Units 1 and 2 Net Plant and Equipment (i)	6.7	0.4
Non-Jurisdictional Land Sales (m)	7.5	—
Other	4.2	5.7
Total Non-Current Regulatory Liabilities	$526.1	$536.1
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Fuel adjustment clause regulatory asset and liability represent the amount expected to be recovered from or refunded to customers for the under- or over-collection of fuel adjustment clause recoveries. (See Fuel Adjustment Clause.)
(c)Defined benefit pension and other postretirement items included in our Regulated Operations, which are otherwise required to be recognized in accumulated other comprehensive income, are recognized as regulatory assets or regulatory liabilities on the Consolidated Balance Sheet. The asset or liability will decrease as the deferred items are amortized and recognized as components of net periodic benefit cost. (See Note 12. Pension and Other Postretirement Benefit Plans.)
(d)These costs represent the difference between deferred income taxes recognized for financial reporting purposes and amounts previously billed to our customers. The balances will primarily decrease over the remaining life of the related temporary differences.
(e)The cost recovery rider regulatory assets and liabilities are revenue not yet collected from our customers and cash collections from our customers in excess of the revenue recognized, respectively, primarily due to capital expenditures related to Bison and the GNTL as well as differences between production tax credits recognized and those assumed in Minnesota Power’s base rates. The cost recovery rider regulatory assets as of December 31, 2022, will be recovered within the next two years.
(f)Asset retirement obligations will accrete and be amortized over the lives of the related property with asset retirement obligations.
(g)This regulatory asset represents costs of remediation for a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We expect recovery of these remediation costs to be allowed by the PSCW in rates over time.
(h)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
(i)In 2018, Minnesota Power retired Boswell Units 1 and 2 and reclassified the remaining net book value from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet. The remaining net book value is currently included in Minnesota Power’s rate base and Minnesota Power is earning a return on the outstanding balance.
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
(m)This regulatory liability represents the net proceeds from the sale of certain land by Minnesota Power that is expected to be refunded to ratepayers through a future rate case or through its renewable resources rider.
ALLETE, Inc. 2022 Form 10-K

NOTE 5. ACQUISITIONS

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

The acquisition was accounted for as a business combination and the purchase price was allocated based on the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition. The allocation of the purchase price, which was finalized in the fourth quarter of 2022, is shown in the following table. Fair value measurements were valued primarily using the discounted cash flow method and replacement cost basis. The goodwill recorded is primarily attributable to the highly skilled workforce of New Energy and synergies expected to arise as a result of the acquisition.

Since the acquisition in April 2022, aggregate revenue was $80.2 million. The Company has not presented separate results of operations since closing or combined pro forma financial information of the Company and New Energy since the beginning of 2021, as the results of operations for New Energy are not material to the Company's consolidated financials.

Millions
Assets Acquired
Cash and Cash Equivalents	$3.9
Accounts Receivable	1.4
Inventory (a)	25.3
Other Current Assets	12.8
Property, Plant and Equipment - Net	16.4
Goodwill (b)	154.9
Other Non-Current Assets	2.1
Total Assets Acquired	$216.8
Liabilities Assumed
Current Liabilities	$23.6
Long-Term Debt Due Within One Year	28.3
Long-Term Debt	5.9
Other Non-Current Liabilities	0.2
Total Liabilities Assumed	$58.0
Net Identifiable Assets Acquired	$158.8
(a)Includes $11.6 million of purchase price accounting for certain projects under development at the time of acquisition.
(b)For tax purpose, the purchase price allocation resulted in $154.9 million of deductible goodwill.

Acquisition-related costs were $2.7 million after-tax, expensed as incurred during 2022 and recorded in Operating and Maintenance on the Consolidated Statement of Income.

ALLETE, Inc. 2022 Form 10-K

NOTE 6. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. On January 31, 2023, we invested an additional $0.8 million in ATC. In total, we expect to invest approximately $8.2 million in 2023.

ALLETE’s Investment in ATC
Year Ended December 31	2022	2021
Millions
Equity Investment Beginning Balance	$154.5	$149.0
Cash Investments	5.9	—
Equity in ATC Earnings	19.3	21.3
Distributed ATC Earnings	(15.5)	(17.2)
Amortization of the Remeasurement of Deferred Income Taxes	1.2	1.4
Equity Investment Ending Balance	$165.4	$154.5

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2022	2021
Millions
Current Assets	$89.6	$89.8
Non-Current Assets	5,997.8	5,628.1
Total Assets	$6,087.4	$5,717.9
Current Liabilities	$511.9	$436.9
Long-Term Debt	2,613.0	2,513.0
Other Non-Current Liabilities	485.8	422.0
Members’ Equity	2,476.7	2,346.0
Total Liabilities and Members’ Equity	$6,087.4	$5,717.9

Income Statement Data
Year Ended December 31	2022	2021	2020
Millions
Revenue	$751.2	$754.8	$758.1
Operating Expense	381.5	376.2	372.4
Other Expense	122.9	113.9	110.9
Net Income	$246.8	$264.7	$274.8
ALLETE’s Equity in Net Income	$19.3	$21.3	$22.3

ATC’s authorized return on equity is 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to FERC. As a result of this decision, ATC recorded a reserve in the third quarter of 2022 for anticipated refunds to its customers for approximately $31 million of which our share was approximately $2.4 million pre-tax. We cannot predict the return on equity FERC will ultimately authorize in the remanded proceeding.

In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 proposing to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

ALLETE, Inc. 2022 Form 10-K

NOTE 6. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2021	$163.5
Equity in Nobles 2 Earnings (a)	(0.6)
Distributed Nobles 2 Earnings	(5.6)
Equity Investment Balance as of December 31, 2022	$157.3
(a)The Company also recorded net loss attributable to non-controlling interest of $10.6 million related to its investment in Nobles 2.

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

ALLETE, Inc. 2022 Form 10-K

NOTE 7. FAIR VALUE (Continued)

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022, and December 31, 2021. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.7	—	—	$7.7
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.7	—	5.7
Cash Equivalents	4.2	—	—	4.2
Total Fair Value of Assets	$11.9	$5.7	—	$17.6

Liabilities:
Deferred Compensation (c)	—	$15.0	—	$15.0
Total Fair Value of Liabilities	—	$15.0	—	$15.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of December 31, 2022, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $0.7 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.9 million and in five or more years was $0.4 million.
(c)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.9	—	—	$8.9
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.2	—	6.2
Cash Equivalents	2.5	—	—	2.5
Total Fair Value of Assets	$11.4	$6.2	—	$17.6

Liabilities: (b)
Deferred Compensation	—	$18.0	—	$18.0
Total Fair Value of Liabilities	—	$18.0	—	$18.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Company’s policy is to recognize transfers in and transfers out of levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2022 and 2021, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).
ALLETE, Inc. 2022 Form 10-K

NOTE 7. FAIR VALUE (Continued)

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
December 31, 2022	$1,929.1	$1,782.7
December 31, 2021	$1,986.4	$2,192.6
(a) Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investments. The aggregate carrying amount of our equity investments was $322.7 million as of December 31, 2022 ($318.0 million as of December 31, 2021). The Company assesses our equity investments in ATC and Nobles 2 for impairment whenever events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. For the years ended December 31, 2022 and 2021, there were no indicators of impairment. (See Note 6. Equity Investments.)

Goodwill. The Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company’s goodwill is a result of the New Energy acquisition in 2022. (See Note 1. Operations and Significant Accounting Policies and Note 5. Acquisitions.) The aggregate carrying amount of goodwill was $154.9 million as of December 31, 2022.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. (See Note 1. Operations and Significant Accounting Policies.) For the years ended December 31, 2022, and 2021, there was no impairment of property, plant, and equipment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. The MPUC order for Minnesota Power’s 2015 IRP directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. Minnesota Power’s latest IRP, which was approved by the MPUC in an order dated January 9, 2023, includes ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Boswell Unit 3 and Unit 4 have a net book value of approximately $235 million and $435 million, respectively, as of December 31, 2022. (See Note 4. Regulatory Matters.) Minnesota Power’s latest IRP also includes the retirement of Taconite Harbor. As of December 31, 2022, Taconite Harbor had a net book value of approximately $25 million. We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2022, total short-term debt outstanding was $272.6 million ($214.2 million as of December 31, 2021), and consisted of long-term debt due within one year and included $0.1 million of unamortized debt issuance costs.

As of December 31, 2022, we had consolidated bank lines of credit aggregating $475.7 million ($432.0 million as of December 31, 2021), most of which expire in January 2026. We had $32.8 million outstanding in standby letters of credit and $31.3 million outstanding draws under our lines of credit as of December 31, 2022 ($31.5 million in standby letters of credit and $159.7 million outstanding draws as of December 31, 2021).

ALLETE, Inc. 2022 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)

Long-Term Debt. As of December 31, 2022, total long-term debt outstanding was $1,648.2 million ($1,763.2 million as of December 31, 2021) and included $8.2 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2023 is $91.9 million; $94.8 million in 2024; $386.1 million in 2025; $79.4 million in 2026; $122.5 million in 2027; and $1,154.4 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

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

On August 9, 2022, ALLETE issued $75 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which bear interest at 4.54 percent, will mature in August 2032 and pay interest semi-annually in February and August of each year, commencing on February 9, 2023. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Bonds were used to refinance existing indebtedness and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

ALLETE, Inc. 2022 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Long-Term Debt
As of December 31	2022	2021
Millions
First Mortgage Bonds
3.40% Series Due 2022	—	$75.0
6.02% Series Due 2023	$75.0	75.0
3.69% Series Due 2024	60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
4.08% Series Due 2029	70.0	70.0
3.74% Series Due 2029	50.0	50.0
2.50% Series Due 2030	46.0	46.0
3.86% Series Due 2030	60.0	60.0
2.79% Series Due 2031	100.0	100.0
4.54% Series Due 2032	75.0	—
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
4.07% Series Due 2048	60.0	60.0
4.47% Series Due 2049	30.0	30.0
3.30% Series Due 2050	94.0	94.0
Armenia Mountain Senior Secured Notes 3.26% Due 2024	19.3	29.1
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Revolving Credit Facility Variable Rate Due 2026	13.0	145.0
Senior Unsecured Notes 2.65% Due 2025	150.0	150.0
Senior Unsecured Notes 3.11% Due 2027	80.0	80.0
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
SWL&P First Mortgage Bonds 4.14% Series Due 2048	12.0	12.0
Unsecured Term Loan Variable Rate Due 2022	—	110.0
Unsecured Term Loan Variable Rate Due 2023	170.0	—
Other Long-Term Debt, 2022 Weighted Average Rate 4.94% Due 2024 – 2051	82.0	57.5
Unamortized Debt Issuance Costs	(8.3)	(9.0)
Total Long-Term Debt	1,920.8	1,977.4
Less: Due Within One Year	272.6	214.2
Net Long-Term Debt	$1,648.2	$1,763.2
ALLETE, Inc. 2022 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2022, our ratio was approximately 0.40 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of December 31, 2022, ALLETE was in compliance with its financial covenants.

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES
The following table details the estimated minimum payments for certain long-term commitments as of December 31, 2022:

	2023	2024	2025	2026	2027	Thereafter
Millions
Capital Purchase Obligations	$26.6	$10.6	$1.3	$2.7	—	$0.6
Easements (a)	$7.8	$7.9	$8.0	$8.1	$8.2	$206.9
PPAs (b)	$151.3	$145.8	$137.0	$136.9	$123.6	$1,010.3
Other Purchase Obligations (c)	$49.9	$10.2	$6.5	—	—	—
(a)Easement obligations represent the minimum payments for our land easement agreements at our wind energy facilities.
(b)Does not include the Oliver Wind I, Oliver Wind II or Nobles 2 PPAs, as Minnesota Power only pays for energy as it is delivered. (See Power Purchase Agreements.)
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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal‑fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2022, Square Butte had total debt outstanding of $210.2 million. Annual debt service for Square Butte is expected to be approximately $47.2 million in 2023, $32.2 million in 2024, $28.4 million in 2025, and $28.6 million in 2026 of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.
ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during 2022 was $82.7 million ($82.4 million in 2021; $79.5 million in 2020). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $5.1 million in 2022 ($5.8 million in 2021; $7.1 million in 2020). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnesota Power has also entered into the following long-term PPAs for the purchase of capacity and energy as of December 31, 2022:

Counterparty	Quantity	Product	Commencement	Expiration	Pricing
PPAs
Calpine Corporation	25 MW	Capacity	June 2019	May 2026	Fixed
Manitoba Hydro
PPA 1	250 MW	Capacity / Energy	June 2020	May 2035	(a)
PPA 2	133 MW	Energy	June 2020	June 2040	Forward Market Prices
Nobles 2	250 MW	Capacity / Energy	December 2020	December 2040	Fixed
Oliver Wind I	(b)	Energy	December 2006	December 2040	Fixed
Oliver Wind II	(b)	Energy	December 2007	December 2040	Fixed
(a)The capacity price was adjusted annually until 2020 by the change in a governmental inflationary index. The energy price is based on a formula that includes an annual fixed component adjusted for the change in a governmental inflationary index and a natural gas index, as well as market prices.
(b)The PPAs provide for the purchase of all output from the 50 MW Oliver Wind I and 48 MW Oliver Wind II wind energy facilities.

Minnesota Power has also entered into the following long-term PSAs for the sale of capacity and energy as of December 31, 2022:

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
(b)Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 32 percent in 2022 (28 percent in 2021 and in 2020). (See Square Butte PPA.)
(c)Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power.
(d)The energy pricing escalates at a fixed rate annually and is adjusted for changes in a natural gas index.

ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2023. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2024. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

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

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it will reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS. On January 6, 2023 the EPA announced a proposed rule to revise the primary annual particulate matter NAAQS from its current level while retaining the other primary and secondary particulate matter NAAQS. A final rule is expected by the end of 2023. The EPA also announced in October 2021 that it was reconsidering the 2020 Ozone NAAQS rule finalized in December 2020, and issued a policy assessment on April 28, 2022, recommending retention of the current standard. A proposed Ozone NAAQS rule is expected in the first half of 2023. Anticipated compliance costs related to the proposed and expected NAAQS revisions cannot yet be estimated; however, costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

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

Minnesota Power reviewed the proposed rule, assessed its potential impacts and submitted public comments to the EPA on June 21, 2022. Concerns noted by Minnesota Power and other entities included the technical accuracy of the EPA’s assumptions and methods used to identify Minnesota as a significant contributor state, as well as the proposed rule’s intended timeline. Anticipated compliance costs related to the Good Neighbor Plan cannot yet be estimated; however, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding. The EPA intends to issue a final rule in early 2023, following a final action to approve or disapprove the ozone transport State Implementation Plans (SIPs). On January 31, 2023, the EPA announced its final action to partially disapprove SIPs for the states of Minnesota and Wisconsin, and to disapprove 19 other SIP submissions. The Company is currently reviewing this SIP final action and any associated costs cannot yet be anticipated until the issuance of the EPA’s final Good Neighbor Plan, which is expected in March 2023.

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters (Industrial Boiler MACT) Rule. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2013 with compliance required at major existing sources in 2016. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. Compliance with the Industrial Boiler MACT Rule consisted largely of adjustments to fuels and operating practices and compliance costs were not material. Subsequent to this initial rulemaking, litigation from 2016 through 2018 resulted in court orders directing that the EPA reconsider certain aspects of the regulation including the basis for and numerical value of several different emission limits. On October 6, 2022, the EPA published a final rule in the Federal Register incorporating these changes. The rule became effective on December 5, 2022, imposing a 3-year compliance deadline of October 6, 2025. Minnesota Power’s initial review of this new rule indicates that the revisions should not significantly impact the Company’s affected units. As such, compliance costs associated with the new Industrial Boiler MACT Rule are not currently expected to be material; however Minnesota Power would seek recovery of additional costs through a rate proceeding.

Climate Change. The scientific community generally accepts that emissions of GHGs are linked to global climate change which creates physical and financial risks. Physical risks could include, but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased or other changes in temperatures; increased risk of wildfires; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

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

ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA Regulation of GHG Emissions. In 2019, the EPA finalized several separate rulemakings regarding regulating carbon emissions from electric utility generating units. These rulemakings included repealing the Clean Power Plan (CPP) and adopting the Affordable Clean Energy Rule under Section 111(d) of the Clean Air Act (CAA) to regulate CO2 emissions at existing coal-fired power plants. The CPP was first announced as a proposed rule under Section 111(d) of the CAA for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”. The Affordable Clean Energy Rule established emissions guidelines for states to use when developing plans to limit CO2 from coal-fired power plants. The EPA also published regulations for the state implementation of the Affordable Clean Energy Rule and other Section 111(d) rules. Affected facilities for Minnesota Power included Boswell Units 3 and 4, Hibbard Units 3 and 4, and Taconite Harbor Units 1 and 2; Taconite Harbor Units 1 and 2 are currently economically idled.

In January 2021, the D.C. Circuit issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal. Four petitions for review of the D.C. Circuit’s opinion were subsequently granted by the U.S. Supreme Court in October 2021, consolidated under West Virginia v. EPA et al. On June 30, 2022, the U.S. Supreme Court released its opinion in favor of West Virginia and aligned parties. The Supreme Court found the EPA’s CPP structure of generation shifting to be disallowed under Section 111(d) of the CCA on grounds of the major questions doctrine. The court did not opine upon the regulatory approach the EPA proposed in the Affordable Clean Energy Rule. The petitions were remanded to the D.C. Circuit. The EPA has indicated that it intends to issue a proposed rule in early 2023 with a new set of emission guidelines for states to follow in submitting state plans to establish and implement standards of performance for GHG emissions from existing fossil fuel-fired electric generating units. Minnesota Power will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

In April 2021, the Biden Administration announced a goal to reach 100 percent carbon pollution-free electricity by 2035 as part of the Nationally Determined Contributions pledge, which is part of an international effort to limit global warming. At this time, no specific regulatory pathway to achieve these reductions has been proposed. Minnesota Power will continue to monitor these developments.

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

Additionally in January 2021, the EPA issued a rulemaking to apply CO2 emission New Source Performance Standards (NSPS) to new, modified and reconstructed fossil fuel-fired electric generating units under Section 111(b) of the CAA. Currently, the EPA is a performing a comprehensive review of the Section 111(b) GHG NSPS for electric generating units, with a notice of proposed rulemaking expected in early 2023. Minnesota Power is monitoring the NSPS final rule and any further Section 111(b) developments including their potential impact to the Company. The proposed combined-cycle natural gas-fired generating facility, NTEC, is expected to meet these NSPS requirements.

ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed BACT for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In 2017, the EPA announced a two-year postponement of the ELG compliance date of November 1, 2018, to November 1, 2020, while the agency reconsidered the bottom ash transport water (BATW) and FGD wastewater provisions. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded back to the EPA portions of the ELG that allowed for continued discharge of legacy wastewater and leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule sets technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2025, or December 31, 2028, in some specific cases. The rule also established new subcategories for retiring high-flow and low-utilization units, and established a voluntary incentives program for FGD wastewater. In accordance with the January 2021 Executive Order 13990, the EPA was mandated to conduct a review of actions and polices taken during the prior administration, including the 2020 ELG Rule. On September 14, 2021, the EPA published a notice of availability for its preliminary effluent guidelines program plan. In the plan, the EPA confirmed the agency is initiating a rulemaking process to strengthen wastewater pollution limitations from FGD and bottom ash transport water discharges while the 2020 ELG Rule remains in effect. The EPA is expected to publish a proposed rule in 2023.

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

The EPA’s additional reconsideration of legacy wastewater and leachate discharge requirements has the potential to impact leachate discharges associated with the closed impoundment at the Laskin and Taconite Harbor Energy Centers Dry Ash Landfill. In its spring 2022 Unified Agenda, the EPA announced it intends to consolidate consideration of legacy wastewater and leachate with the ELG/FGD and BATW proposed rulemaking currently expected in 2023. It is unknown at this time if the rule revisions will include new requirements for these waste streams.

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
ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

In April 2021, the MPCA’s proposed list of impaired waters submitted pursuant to the Clean Water Act was partially rejected by the EPA due to the absence of wild rice waters listed for sulfate impairment. The EPA transmitted a final list of 32 EPA-added wild rice waters to the MPCA in November 2021. This list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time we are unable to determine the specific impacts these developments may have on Minnesota Power operations, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule (2015 Rule) regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to be incurred primarily over the next 15 years and be between approximately $65 million and $120 million. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Part A Rule, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. Minnesota Power sought EPA approval under the Part A Rule to extend the closure date for two active Boswell impoundments in November 2020. Upon completion of dry ash conversion activities, Boswell ceased disposal in both impoundments on September 17, 2022 and formally withdrew the CCR Part A Application. The EPA acknowledged the Part A variance application withdrawal on September 20, 2022, and indicated that no further EPA review of Boswell’s Part A variance application will occur. Both impoundments are now inactive and have initiated closure.

Additionally, the EPA released a proposed Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations, and other CCR regulatory revisions. Portions of the Part B Rule addressing alternative liner equivalency standards were finalized in November 2020. According to the EPA’s updated fall 2022 regulatory agenda, finalization of the remainder of the proposed Part B Rule is expected in late 2023. Two additional rulemakings are also expected in mid-2023, the proposed Legacy Impoundment Rule and the Final Federal Permit Rule. The Legacy Impoundment Rule will include a revised definition for legacy CCR Impoundments which could regulate impoundments that had closed prior to the effective date of the 2015 Rule. The Final Federal Permit Rule will finalize procedures for implementing a CCR Federal Permit Program. Expected compliance costs at Boswell due to the 2018 court decision and subsequent rule revisions are reflected in our estimate of compliance costs for the CCR rule noted previously.

ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of December 31, 2022, we have recorded a liability of $14.9 million for remediation costs at this site. SWL&P has recorded the site as an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. The majority of remediation costs are expected to be incurred through 2023.

Other Matters

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of December 31, 2022, we had $290.3 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of December 31, 2022, we had $28.2 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security for MISO and state agency agreements as well as energy facilities under development.

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2024 and 2039. As of December 31, 2022, ALLETE Clean Energy has $222.3 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development.

Corporate and Other.

BNI Energy. As of December 31, 2022, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of December 31, 2022, ALLETE South Wind has $11.7 million outstanding in standby letters of credit, related to our portion of the security requirements relative to our ownership in Nobles 2.

New Energy. As of December 31, 2022, New Energy had $4.2 million outstanding in standby letters of credit pledged as security in connection with the acquisition of solar equipment for projects under development. New Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of December 31, 2022, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

ALLETE Properties. As of December 31, 2022, ALLETE Properties had surety bonds outstanding and letters of credit to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds or letters of credit will be drawn upon.

ALLETE, Inc. 2022 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

As of December 31, 2022, we owned 42 percent of the assessable land in the Town Center District (30 percent as of December 31, 2021). As of December 31, 2022, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $1.3 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2019	51,679	$1,436.7
Employee Stock Purchase Plan	13	0.7
Invest Direct	309	18.3
Share-Based Compensation	84	5.2
Balance as of December 31, 2020	52,085	1,460.9
Employee Stock Purchase Plan	17	0.8
Invest Direct	263	17.5
Share-Based Compensation	73	6.5
Equity Issuance Program	782	51.0
Balance as of December 31, 2021	53,220	1,536.7
Employee Stock Purchase Plan	11	0.9
Invest Direct	244	14.9
Share-Based Compensation	82	5.3
Equity Issuance	3,680	223.7
Balance as of December 31, 2022	57,237	$1,781.5

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.1 million shares remain available for issuance as of December 31, 2022. For the year ended December 31, 2022, no shares of common stock were issued under this agreement (0.8 million shares for net proceeds of $51.0 million in 2021; none in 2020) .

On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

ALLETE, Inc. 2022 Form 10-K

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE (Continued)

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2022
Net Income Attributable to ALLETE	$189.3		$189.3
Average Common Shares	55.9	0.1	56.0
Earnings Per Share	$3.38		$3.38
2021
Net Income Attributable to ALLETE	$169.2		$169.2
Average Common Shares	52.4	0.1	52.5
Earnings Per Share	$3.23		$3.23
2020
Net Income Attributable to ALLETE	$165.4		$165.4
Average Common Shares	51.9	—	51.9
Earnings Per Share	$3.18		$3.18

NOTE 11. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2022	2021	2020
Millions
Current Income Tax Expense (a)
Federal	$1.2	—	—
State	6.1	—	—
Total Current Income Tax Expense	$7.3	—	—
Deferred Income Tax Expense (Benefit)
Federal (b)	$(32.8)	$(37.2)	$(51.5)
State (c)	(5.2)	10.8	8.6
Investment Tax Credit Amortization	(0.5)	(0.5)	(0.5)
Total Deferred Income Tax Expense (Benefit)	$(38.5)	$(26.9)	$(43.4)
Total Income Tax Expense (Benefit)	$(31.2)	$(26.9)	$(43.4)
(a)For the years ended December 31, 2021 and 2020, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. Federal and state NOLs are being carried forward to offset current and future taxable income. For the year ended December 31, 2022, federal NOLs were fully utilized and production tax credits were used to partially offset federal taxable income.
(b)For the years ended December 31, 2022, 2021 and 2020, the federal tax benefit is primarily due to production tax credits.
(c)For the year ended December 31, 2022, the state impact includes the benefit of deferred repricing as a result of the New Energy acquisition.
ALLETE, Inc. 2022 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued)

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2022	2021	2020
Millions
Income Before Non-Controlling Interest and Income Taxes	$100.1	$110.9	$109.4
Statutory Federal Income Tax Rate	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$21.0	$23.3	$23.0
Increase (Decrease) in Tax Due to:
State Income Taxes	8.6	8.6	6.5
Deferred Income Tax Revaluation	(7.9)	—	—
Production Tax Credits	(50.7)	(53.5)	(62.7)
Investment Tax Credits	(4.1)	—	—
Regulatory Differences – Excess Deferred Tax Benefit (a)	(9.1)	(9.5)	(9.9)
Non-Controlling Interest	11.2	6.3	2.7
AFUDC - Equity	(1.1)	(1.0)	(0.8)
Other	0.9	(1.1)	(2.2)
Total Income Tax Benefit	$(31.2)	$(26.9)	$(43.4)
(a)Excess deferred income taxes are being returned to customers under both the Average Rate Assumption Method and amortization periods as approved by regulators. (See Note 4. Regulatory Matters.)

The effective tax rate was a benefit of 31.2 percent for 2022 (benefit of 24.3 percent for 2021; benefit of 39.7 percent for 2020). The 2022 and 2021 effective tax rates were primarily impacted by production tax credits and non-controlling interests in subsidiaries. The 2020 effective tax rate was primarily impacted by production tax credits.

Deferred Income Tax Assets and Liabilities
As of December 31	2022	2021
Millions
Deferred Income Tax Assets
Employee Benefits and Compensation	$46.4	$44.5
Property-Related	61.9	54.8
NOL Carryforwards	16.7	67.5
Capital Loss Carryforwards	13.1	—
Tax Credit Carryforwards	548.7	509.1
Power Sales Agreements	13.7	16.5
Regulatory Liabilities	95.5	101.5
Other	28.1	18.0
Gross Deferred Income Tax Assets	824.1	811.9
Deferred Income Tax Asset Valuation Allowance	(60.2)	(69.0)
Total Deferred Income Tax Assets	$763.9	$742.9
Deferred Income Tax Liabilities
Deferred Gain	$7.9	$7.9
Property-Related	661.7	680.8
Regulatory Asset for Benefit Obligations	57.7	54.9
Unamortized Investment Tax Credits	30.0	30.5
Partnership Basis Differences	126.0	106.3
Fuel Adjustment Clause	10.7	14.3
Regulatory Assets	28.0	30.0
Total Deferred Income Tax Liabilities	$922.0	$924.7
Net Deferred Income Taxes (a)	$158.1	$181.8
(a)Recorded as a net Deferred Income Tax liability on the Consolidated Balance Sheet.
ALLETE, Inc. 2022 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued)

NOL and Tax Credit Carryforwards
As of December 31	2022	2021
Millions
Federal NOL Carryforwards (a)	—	$177.3
Federal Tax Credit Carryforwards	$464.5	$416.4
Federal Capital Loss (a)	$35.1	—
State NOL Carryforwards (a)	$323.0	$506.9
State Tax Credit Carryforwards (b)	$24.5	$24.2
State Capital Loss (a)	$83.2	—
(a)Pre-tax amounts.
(b)Net of a $59.6 million valuation allowance as of December 31, 2022 ($68.6 million as of December 31, 2021).

The federal NOL, capital loss and tax credit carryforward periods expire between 2026 and 2043. We expect to fully utilize the federal NOL, capital loss and tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2022. The pre-apportioned state NOL, capital loss and tax credit carryforward periods expire between 2023 and 2046. We have established a valuation allowance against certain state NOL, capital loss and tax credits that we do not expect to utilize before their expiration.

Gross Unrecognized Income Tax Benefits	2022	2021	2020
Millions
Balance at January 1	$1.3	$1.4	$1.4
Additions for Tax Positions Related to the Current Year	—	—	0.1
Reductions for Tax Positions Related to Prior Years	—	(0.1)	(0.1)
Balance as of December 31	$1.3	$1.3	$1.4

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2022, included $0.6 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2022, we had immaterial accrued interest (none as of December 31, 2021, and 2020) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2022, 2021 and 2020. There were no penalties recognized in 2022, 2021 or 2020. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the state of Wisconsin for the tax years 2018 through 2020. ALLETE has no open federal audits, and is no longer subject to federal examination for years before 2019 or state examination for years before 2018. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 2016. The plans provide defined benefits based on years of service and final average pay. We made no contributions to the plan trusts in 2022 ($10.3 million in 2021; $10.7 million in 2020). We also have a defined contribution RSOP covering substantially all employees. The 2022 plan year employer contributions totaled $12.0 million ($11.5 million for the 2021 plan year; $11.2 million for the 2020 plan year). (See Note 10. Common Stock and Earnings Per Share and Note 13. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan was frozen in 2018, and does not allow further crediting of service or earnings to the plan. Further, it is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants, and the SWL&P union defined benefit pension plan was closed to new participants effective February 1, 2022.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, the postretirement health care plan was closed to employees hired after January 2011, and the eligibility requirements were amended. In 2014, the postretirement life plan was amended to close the plan to non-union employees retiring after December 2015, and in 2018, the postretirement life plan was amended to limit the benefit level for union employees retiring after December 2018. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2022, no contributions were made to the VEBAs (none in 2021; none in 2020) and no contributions were made to the grantor trusts (none in 2021; none in 2020).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 17, 2023, we contributed $6.5 million in cash to the defined benefit pension plans. We do not expect to make any further contributions to the defined benefit pension plans in 2023, and we do not expect to make any contributions to the defined benefit postretirement health and life plans in 2023.

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

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Pension Obligation and Funded Status
As of December 31	2022	2021
Millions
Accumulated Benefit Obligation	$724.5	$875.5
Change in Benefit Obligation
Obligation, Beginning of Year	$911.7	$965.7
Service Cost	9.3	11.0
Interest Cost	27.2	24.6
Plan Amendments	0.8	—
Plan Curtailments	—	(1.4)
Actuarial Gain (a)	(160.6)	(39.0)
Benefits Paid	(58.9)	(56.5)
Participant Contributions	10.2	7.3
Obligation, End of Year	$739.7	$911.7
Change in Plan Assets
Fair Value, Beginning of Year	$745.7	$759.4
Actual Return on Plan Assets	(130.5)	23.1
Employer Contribution (b)	12.3	19.7
Benefits Paid	(58.9)	(56.5)
Fair Value, End of Year	$568.6	$745.7
Funded Status, End of Year	$(171.1)	$(166.0)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(2.1)	$(2.1)
Non-Current Liabilities (c)	$(169.0)	$(163.9)
(a)    Actuarial gain was primarily the result of increases in discount rates in 2022 and 2021.
(b)    Includes Participant Contributions noted above, any contributions made by the Company to pension plan trusts and any direct benefit payments made under certain plans.
(c)    Presented here net of amounts related to prepaid pension for SWL&P that are reclassified to Regulatory Assets on the Consolidated Balance Sheet.

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $260.2 million and prior service credit of $0.1 million as of December 31, 2022 (net loss of $260.2 million and prior service credit of $1.0 million as of December 31, 2021).

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2022	2021
Millions
Net Loss	$(260.2)	$(260.2)
Prior Service Credit	0.1	1.0
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	89.0	93.2
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(171.1)	$(166.0)

Components of Net Periodic Pension Cost
Year Ended December 31	2022	2021	2020
Millions
Service Cost	$9.3	$11.0	$10.7
Non-Service Cost Components (a)
Interest Cost	27.2	24.6	27.9
Expected Return on Plan Assets	(41.5)	(43.4)	(42.7)
Amortization of Loss	11.4	18.8	12.8
Amortization of Prior Service Credit	(0.1)	(0.2)	(0.2)
Net Pension Cost	$6.3	$10.8	$8.5
(a)These components of net periodic pension cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2022	2021
Millions
Net (Gain) Loss	$11.4	$(20.1)
Amortization of Prior Service Credit	0.1	0.2
Prior Service Credit Arising During the Period	0.8	—
Amortization of Loss	(11.4)	(18.8)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$0.9	$(38.7)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2022	2021
Millions
Projected Benefit Obligation	$739.7	$911.7
Accumulated Benefit Obligation	$724.5	$875.5
Fair Value of Plan Assets	$568.6	$745.7
ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2022	2021
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$148.2	$167.6
Service Cost	3.0	3.6
Interest Cost	4.4	4.4
Actuarial Gain (a)	(38.7)	(19.7)
Benefits Paid	(9.2)	(10.6)
Participant Contributions	2.7	2.9
Obligation, End of Year	$110.4	$148.2
Change in Plan Assets
Fair Value, Beginning of Year	$201.8	$186.0
Actual Return on Plan Assets	(33.0)	22.8
Employer Contribution	0.3	0.7
Participant Contributions	2.7	2.9
Benefits Paid	(9.2)	(10.6)
Fair Value, End of Year	$162.6	$201.8
Funded Status, End of Year	$52.2	$53.6

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$58.8	$64.8
Current Liabilities	$(0.2)	$(1.4)
Non-Current Liabilities	$(6.4)	$(9.8)
(a)Actuarial gain was primarily the result of increases in discount rates in 2022 and 2021.

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $11.8 million in irrevocable grantor trusts included in Other Non-Current Assets on the Consolidated Balance Sheet as of December 31, 2022 ($13.2 million as of December 31, 2021).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2022	2021
Millions
Net Gain	$(9.2)	$(12.7)
Prior Service Credit	(13.2)	(20.7)
Total Unrecognized Postretirement Health and Life Cost	$(22.4)	$(33.4)

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2022	2021
Millions
Net Gain (a)	$9.2	$12.7
Prior Service Credit	13.2	20.7
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	29.8	20.2
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$52.2	$53.6
(a)Excludes gains, losses and contributions associated with irrevocable grantor trusts.

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2022	2021	2020
Millions
Service Cost	$3.0	$3.6	$3.3
Non-Service Cost Components (a)
Interest Cost	4.4	4.4	5.0
Expected Return on Plan Assets	(9.6)	(9.9)	(9.7)
Amortization of Loss	0.4	3.0	1.0
Amortization of Prior Service Credit	(7.5)	(7.6)	(8.0)
Effect of Plan Curtailment	—	—	(0.3)
Net Postretirement Health and Life Credit	$(9.3)	$(6.5)	$(8.7)
(a)These components of net periodic postretirement health and life cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2022	2021
Millions
Net (Gain) Loss	$3.9	$(32.7)
Amortization of Prior Service Credit	7.5	7.6
Amortization of Loss	(0.4)	(3.0)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$11.0	$(28.1)

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2023	$58.0	$7.2
2024	$58.4	$7.5
2025	$58.0	$7.5
2026	$57.3	$7.7
2027	$57.0	$8.0
Years 2028 – 2032	$274.9	$42.4

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Weighted Average Assumptions Used to Determine Benefit Obligation
As of December 31	2022	2021
Discount Rate
Pension	5.70%	3.05%
Postretirement Health and Life	5.68%	3.09%
Rate of Compensation Increase	3.58%	3.58%
Health Care Trend Rates
Trend Rate	6.50%	5.66%
Ultimate Trend Rate	5.00%	4.50%
Year Ultimate Trend Rate Effective	2038	2038

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2022	2021	2020
Discount Rate
Pension	3.28%	2.87%	3.52%
Postretirement Health and Life	3.09%	2.70%	3.45%
Expected Long-Term Return on Plan Assets
Pension	6.00%	6.50%	6.75%
Postretirement Health and Life	5.41%	5.85%	6.08%
Rate of Compensation Increase	3.58%	3.62%	4.06%

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2022, considered a modified PRI-2012 mortality table and MP-2021 mortality projection scale.

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2022	2021	2022	2021
Equity Securities	46%	49%	66%	70%
Fixed Income Securities	50%	48%	34%	29%
Private Equity	—	—	—	1%
Real Estate	4%	3%	—	—
	100%	100%	100%	100%
(a)Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2022 (no shares as of December 31, 2021).

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

Following are the current targeted allocations as of December 31, 2022:

Plan Asset Target Allocations	Pension	Postretirement Health and Life (a)
Equity Securities	49%	65%
Fixed Income Securities	50%	35%
Real Estate	1%	—
	100%	100%
(a)Includes VEBAs and irrevocable grantor trusts.

Fair Value

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). (See Note 7. Fair Value.)

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Pension Fair Value

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$61.2	—	$61.2
U.S. Mid-cap Growth (a)	—	40.0	—	40.0
U.S. Small-cap (a)	—	35.4	—	35.4
International	$127.0	—	—	127.0
Fixed Income Securities (a)	—	275.3	—	275.3
Cash and Cash Equivalents	7.3	—	—	7.3
Real Estate	—	—	$22.4	22.4
Total Fair Value of Assets	$134.3	$411.9	$22.4	$568.6
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

Recurring Fair Value Measures
Activity in Level 3	Real Estate
Millions
Balance as of December 31, 2021	$21.6
Actual Return on Plan Assets	1.0
Purchases, Sales, and Settlements – Net	(0.2)
Balance as of December 31, 2022	$22.4

	Fair Value as of December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$113.8	—	$113.8
U.S. Mid-cap Growth (a)	—	47.6	—	47.6
U.S. Small-cap (a)	—	46.2	—	46.2
International	—	158.2	—	158.2
Fixed Income Securities (a)	—	346.1	—	346.1
Cash and Cash Equivalents	$12.2	—	—	12.2
Real Estate	—	—	$21.6	21.6
Total Fair Value of Assets	$12.2	$711.9	$21.6	$745.7
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

ALLETE, Inc. 2022 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds	Real Estate
Millions
Balance as of December 31, 2020	$7.0	$18.0
Actual Return on Plan Assets	(3.5)	3.6
Purchases, Sales, and Settlements – Net	(3.5)	—
Balance as of December 31, 2021	—	$21.6

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$26.7	—	—	$26.7
U.S. Mid-cap Growth	25.5	—	—	25.5
U.S. Small-cap	12.7	—	—	12.7
International	41.5	—	—	41.5
Fixed Income Securities:
Mutual Funds	55.5	—	—	55.5
Cash and Cash Equivalents	0.7	—	—	0.7
Total Fair Value of Assets	$162.6	—	—	$162.6
(a)The underlying investments consist of mutual funds (Level 1).

Recurring Fair Value Measures
Activity in Level 3	Private Equity Funds
Millions
Balance as of December 31, 2021	$2.0
Actual Return on Plan Assets	(1.5)
Purchases, Sales, and Settlements – Net	(0.5)
Balance as of December 31, 2022	—

ALLETE, Inc. 2022 Form 10-K

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

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP employer allocations are funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. We record compensation expense equal to the cash or current market price of stock contributed. ESOP compensation expense was $12.0 million in 2022 ($11.5 million in 2021; $11.2 million in 2020).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. All ESOP shares have been allocated to participants as of December 31, 2022, 2021 and 2020.

Stock-Based Compensation.

Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 0.8 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.6 million of these shares remain available for issuance as of December 31, 2022.
ALLETE, Inc. 2022 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

The following types of share-based awards were outstanding in 2022, 2021 or 2020:

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2022	2021	2020
Millions
Performance Shares	$0.7	$2.0	$2.2
Restricted Stock Units	0.9	1.0	0.9
Total Share-Based Compensation Expense	$1.6	$3.0	$3.1
Income Tax Benefit	$0.5	$0.9	$0.9

There were no capitalized share-based compensation costs during the years ended December 31, 2022, 2021 or 2020.

As of December 31, 2022, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $1.9 million and $0.8 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years and 1.6 years, respectively.

ALLETE, Inc. 2022 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	80,661	$75.80	85,284	$80.73	99,585	$72.78
Granted (a)	37,731	$67.22	33,304	$73.25	25,763	$83.17
Awarded	—	—	—	—	(25,304)	$62.03
Unearned Grant Award	(50,524)	$77.49	(33,375)	$86.09	(13,625)	$62.03
Forfeited	(7,379)	$71.00	(4,552)	$74.05	(1,135)	$79.81
Non-vested as of December 31	60,489	$69.62	80,661	$75.80	85,284	$80.73
(a)    Shares granted include accrued dividends.

There were approximately 51,000 performance shares granted in February 2023 for the three-year performance period ending in 2025. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $3.4 million. There were no performance shares awarded in February 2023.

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2022		2021		2020
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	28,141	$73.16	37,482	$77.64	39,943	$69.30
Granted (a)	15,477	$63.70	16,251	$64.97	15,169	$83.48
Awarded	(7,396)	$75.55	(23,631)	$74.53	(17,193)	$63.41
Forfeited	(2,658)	$66.44	(1,961)	$74.52	(437)	$77.52
Available as of December 31	33,564	$68.80	28,141	$73.16	37,482	$77.64
(a)    Shares granted include accrued dividends.

There were approximately 14,700 restricted stock units granted in February 2023 for the vesting period ending in 2025. The grant date fair value of the restricted stock units granted was $0.9 million. There were approximately 8,500 restricted stock units awarded in February 2023. The grant date fair value of the shares awarded was $0.7 million.

NOTE 14. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. We also present Corporate and Other which includes three operating segments, New Energy, a renewable energy development company, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land holdings in Minnesota, and earnings on cash and investments.
ALLETE, Inc. 2022 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2022	2021	2020
Millions
Operating Revenue
Residential	$175.9	$160.8	$140.7
Commercial	187.2	168.6	139.5
Municipal	40.2	52.0	41.2
Industrial	589.0	565.5	432.8
Other Power Suppliers	165.8	168.7	138.8
Other	101.2	112.3	94.3
Total Regulated Operations	1,259.3	1,227.9	987.3

ALLETE Clean Energy
Long-term PSA	77.2	75.5	68.3
Sale of Wind Energy Facility	33.5	—	—
Other	7.6	11.4	11.3
Total ALLETE Clean Energy	118.3	86.9	79.6

Corporate and Other
Long-term Contract	89.2	84.4	86.0
Sale of Renewable Development Projects	73.9	—	—
Other	30.0	20.0	16.2
Total Corporate and Other	193.1	104.4	102.2
Total Operating Revenue	$1,570.7	$1,419.2	$1,169.1
Net Income Attributable to ALLETE (a)
Regulated Operations	$149.9	$129.1	$136.3
ALLETE Clean Energy	16.3	26.3	21.1
Corporate and Other (b)(c)	23.1	13.8	8.0
Total Net Income Attributable to ALLETE	$189.3	$169.2	$165.4
(a)    Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.
(b)    Net Income in 2022 includes a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition and $2.7 million after-tax of transaction costs related to the acquisition of New Energy.
(c)    In 2021, South Shore Energy sold a portion of its undivided ownership interest in NTEC to Basin. The closing of the transaction resulted in the recognition of an approximately $8.5 million after-tax gain which is reflected in Corporate and Other. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2022 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2022	2021	2020
Millions
Depreciation and Amortization
Regulated Operations	$171.9	$170.7	$166.9
ALLETE Clean Energy	58.6	49.2	37.9
Corporate and Other	11.7	11.8	13.0
Total Depreciation and Amortization	$242.2	$231.7	$217.8
Impairment of Property, Plant and Equipment
ALLETE Clean Energy	—	—	$12.7
Interest Expense (a)
Regulated Operations	$58.1	$57.3	$58.5
ALLETE Clean Energy	2.3	1.5	2.2
Corporate and Other	19.6	13.2	13.2
Eliminations	(4.8)	(2.9)	(8.3)
Total Interest Expense	$75.2	$69.1	$65.6
Equity Earnings
Regulated Operations	$19.3	$21.3	$22.3
Corporate and Other	(0.6)	(1.3)	(0.2)
Total Equity Earnings	$18.7	$20.0	$22.1
Income Tax Expense (Benefit)
Regulated Operations	$(10.4)	$(16.6)	$(19.4)
ALLETE Clean Energy	(15.4)	(16.6)	(23.0)
Corporate and Other	(5.4)	6.3	(1.0)
Total Income Tax Benefit	$(31.2)	$(26.9)	$(43.4)
(a)    Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

As of December 31	2022	2021
Millions
Assets
Regulated Operations	$4,291.4	$4,289.4
ALLETE Clean Energy	1,873.3	1,706.7
Corporate and Other	680.9	426.2
Total Assets	$6,845.6	$6,422.3
Capital Expenditures
Regulated Operations	$158.3	$166.8
ALLETE Clean Energy	2.2	269.9
Corporate and Other	47.6	39.7
Total Capital Expenditures	$208.1	$476.4

ALLETE, Inc. 2022 Form 10-K

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2022
Operating Revenue	$383.5	$373.1	$388.3	$425.8
Operating Income	$53.4	$13.7	$33.4	$33.7
Net Income Attributable to ALLETE	$66.3	$37.6	$33.7	$51.7
Earnings Per Share of Common Stock
Basic	$1.24	$0.67	$0.59	$0.90
Diluted	$1.24	$0.67	$0.59	$0.90
2021
Operating Revenue	$339.2	$335.6	$345.4	$399.0
Operating Income	$42.0	$28.2	$31.1	$50.0
Net Income Attributable to ALLETE	$51.8	$27.9	$27.6	$61.9
Earnings Per Share of Common Stock
Basic	$0.99	$0.53	$0.53	$1.18
Diluted	$0.99	$0.53	$0.53	$1.18
2020 (a)
Operating Revenue	$311.6	$243.2	$293.9	$320.4
Operating Income	$60.2	$12.7	$41.6	$23.7
Net Income Attributable to ALLETE	$66.3	$20.1	$40.7	$38.3
Earnings Per Share of Common Stock
Basic	$1.28	$0.39	$0.78	$0.74
Diluted	$1.28	$0.39	$0.78	$0.73
(a)    See Immaterial Revision to Prior Period in Note 1. Operations and Significant Accounting Policies.

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2020 Trade Accounts Receivable	$0.9	$2.7	—	$1.1	$2.5
Finance Receivables – Long-Term	—	—	—	—	—
2021 Trade Accounts Receivable	$2.5	$1.2	—	$1.9	$1.8
Finance Receivables – Long-Term	—	—	—	—	—
2022 Trade Accounts Receivable	$1.8	$1.9	—	$2.1	$1.6
Finance Receivables – Long-Term	—	—	—	—	—
Deferred Asset Valuation Allowance
2020 Deferred Tax Assets	$70.0	$(0.1)	—	—	$69.9
2021 Deferred Tax Assets	$69.9	$(0.9)	—	—	$69.0
2022 Deferred Tax Assets	$69.0	$(8.8)	—	—	$60.2
(a)    Includes uncollectible accounts written-off.
ALLETE, Inc. 2022 Form 10-K