Form 10-Q
period 2023-03-31
ALLETE INC
filed 2023-05-03
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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

Common Stock, without par value,
57,316,155 shares outstanding
as of March 31, 2023

ALLETE, Inc. First Quarter 2023 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
ALLETE, Inc. First Quarter 2023 Form 10-Q

Abbreviation or Acronym	Term
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. First Quarter 2023 Form 10-Q

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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2022 Form 10-K and Part II, Item 1A. Risk Factors of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. First Quarter 2023 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2023	December 31, 2022
Millions
Assets
Current Assets
Cash and Cash Equivalents	$29.9	$36.4
Accounts Receivable (Less Allowance of $1.7 and $1.6)	120.3	137.9
Inventories – Net	346.9	455.9
Prepayments and Other	72.6	87.8
Total Current Assets	569.7	718.0
Property, Plant and Equipment – Net	4,979.3	5,004.0
Regulatory Assets	469.1	441.0
Equity Investments	323.9	322.7
Goodwill and Intangible Assets – Net	155.5	155.6
Other Non-Current Assets	207.0	204.3
Total Assets	$6,704.5	$6,845.6
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$84.9	$103.0
Accrued Taxes	81.4	69.1
Accrued Interest	14.9	20.5
Long-Term Debt Due Within One Year	176.4	272.6
Other	106.8	251.0
Total Current Liabilities	464.4	716.2
Long-Term Debt	1,755.5	1,648.2
Deferred Income Taxes	156.3	158.1
Regulatory Liabilities	526.4	526.1
Defined Benefit Pension and Other Postretirement Benefit Plans	173.8	179.7
Other Non-Current Liabilities	270.4	269.0
Total Liabilities	3,346.8	3,497.3
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.3 and 57.2 Shares Issued and Outstanding	1,785.6	1,781.5
Accumulated Other Comprehensive Loss	(24.3)	(24.4)
Retained Earnings	954.2	934.8
Total ALLETE Equity	2,715.5	2,691.9
Non-Controlling Interest in Subsidiaries	642.2	656.4
Total Equity	3,357.7	3,348.3
Total Liabilities and Equity	$6,704.5	$6,845.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31
	2023	2022
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$312.6	$329.0
Contracts with Customers – Non-utility	251.0	51.7
Other – Non-utility	1.3	2.8
Total Operating Revenue	564.9	383.5
Operating Expenses
Fuel, Purchased Power and Gas – Utility	118.6	137.4
Transmission Services – Utility	20.1	19.9
Cost of Sales – Non-utility	210.5	17.0
Operating and Maintenance	85.7	75.3
Depreciation and Amortization	62.3	61.7
Taxes Other than Income Taxes	19.4	18.8
Total Operating Expenses	516.6	330.1
Operating Income	48.3	53.4
Other Income (Expense)
Interest Expense	(19.3)	(18.3)
Equity Earnings	6.0	5.5
Other	4.1	2.0
Total Other Expense	(9.2)	(10.8)
Income Before Income Taxes	39.1	42.6
Income Tax Expense (Benefit)	1.5	(3.9)
Net Income	37.6	46.5
Net Loss Attributable to Non-Controlling Interest	(20.6)	(19.8)
Net Income Attributable to ALLETE	$58.2	$66.3
Average Shares of Common Stock
Basic	57.3	53.3
Diluted	57.3	53.3
Basic Earnings Per Share of Common Stock	$1.02	$1.24
Diluted Earnings Per Share of Common Stock	$1.02	$1.24
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2023	2022
Millions
Net Income	$37.6	$46.5
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $0.1 and $–	0.1	(0.3)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $– and $0.1	—	0.1
Total Other Comprehensive Income (Loss)	0.1	(0.2)
Total Comprehensive Income	37.7	46.3
Net Loss Attributable to Non-Controlling Interest	(20.6)	(19.8)
Total Comprehensive Income Attributable to ALLETE	$58.3	$66.1
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31
	2023	2022
Millions
Operating Activities
Net Income	$37.6	$46.5
Adjustments to Reconcile Net Income to Cash provided by (used in) Operating Activities:
AFUDC – Equity	(0.5)	(0.9)
Income from Equity Investments – Net of Dividends	—	0.4
Loss on Investments and Property, Plant and Equipment	0.4	0.1
Depreciation Expense	62.3	61.7
Amortization of PSAs	(1.3)	(2.8)
Amortization of Other Intangible Assets and Other Assets	1.9	2.1
Deferred Income Tax Benefit	(6.3)	(4.0)
Share-Based and ESOP Compensation Expense	0.8	1.3
Defined Benefit Pension and Postretirement Benefit	(0.8)	(0.4)
Fuel Adjustment Clause	15.3	(1.9)
Bad Debt Expense	0.3	0.4
Provision for Interim Rate Refund	5.1	—
Changes in Operating Assets and Liabilities
Accounts Receivable	17.3	4.9
Inventories	109.0	(98.9)
Prepayments and Other	11.0	(7.4)
Accounts Payable	(10.7)	(10.6)
Other Current Liabilities	(142.2)	(1.0)
Cash Contributions to Defined Benefit Pension Plans	(6.5)	—
Changes in Regulatory and Other Non-Current Assets	(0.7)	3.9
Changes in Regulatory and Other Non-Current Liabilities	0.4	1.8
Cash provided by (used in) Operating Activities	92.4	(4.8)
Investing Activities
Proceeds from Sale of Available-for-sale Securities	—	0.5
Payments for Purchase of Available-for-sale Securities	—	(0.4)
Payments for Equity Method Investments	(0.8)	(2.7)
Additions to Property, Plant and Equipment	(70.0)	(57.7)
Other Investing Activities	(3.9)	0.2
Cash used in Investing Activities	(74.7)	(60.1)
Financing Activities
Proceeds from Issuance of Common Stock	3.3	3.3
Proceeds from Issuance of Short-Term and Long-Term Debt	238.5	228.9
Repayments of Short-Term and Long-Term Debt	(227.8)	(259.2)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	6.7	154.1
Dividends on Common Stock	(38.8)	(34.5)
Other Financing Activities	(0.2)	(0.4)
Cash provided by (used in) Financing Activities	(18.3)	92.2
Change in Cash, Cash Equivalents and Restricted Cash	(0.6)	27.3
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40.2	47.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$39.6	$75.0
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Three Months Ended
	March 31
	2023	2022
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,781.5	$1,536.7
Common Stock Issued	4.1	4.6
Balance, End of Period	1,785.6	1,541.3

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(24.4)	(23.8)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.1	(0.3)
Defined Benefit Pension and Other Postretirement Plans	—	0.1
Balance, End of Period	(24.3)	(24.0)

Retained Earnings
Balance, Beginning of Period	934.8	900.2
Net Income Attributable to ALLETE	58.2	66.3
Common Stock Dividends	(38.8)	(34.5)
Balance, End of Period	954.2	932.0

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	656.4	533.2
Proceeds from Non-Controlling Interest in Subsidiaries – Net	6.7	181.2
Net Loss Attributable to Non-Controlling Interest	(20.6)	(19.8)
Distributions to Non-Controlling Interest	(0.3)	(0.4)
Balance, End of Period	642.2	694.2

Total Equity	$3,357.7	$3,143.5

Dividends Per Share of Common Stock	$0.6775	$0.65
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2022, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2023, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the Consolidated Financial Statements and notes included in our 2022 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2023, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2021
Millions
Cash and Cash Equivalents	$29.9	$36.4	$60.1	$45.1
Restricted Cash included in Prepayments and Other	7.4	1.5	7.1	0.3
Restricted Cash included in Other Non-Current Assets	2.3	2.3	7.8	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$39.6	$40.2	$75.0	$47.7

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2023	December 31, 2022
Millions
Fuel (a)	$39.6	$33.4
Materials and Supplies	119.2	75.1
Renewable Energy Facilities Under Development (b)	188.1	347.4
Total Inventories – Net	$346.9	$455.9
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development consists primarily of project costs related to ALLETE Clean Energy’s Northern Wind project sold in the first quarter of 2023 and Red Barn wind project sold in April 2023. (See Other Current Liabilities.)
Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of March 31, 2023 ($154.9 million as of December 31, 2022). There have been no changes to goodwill by reportable segment for the three months ended March 31, 2023.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	March 31, 2023	December 31, 2022
Millions
Contract Assets (a)	$20.3	$21.0
Operating Lease Right-of-use Assets	11.8	12.7
ALLETE Properties	19.5	19.1
Restricted Cash	2.3	2.3
Other Postretirement Benefit Plans	59.6	58.8
Other	93.5	90.4
Total Other Non-Current Assets	$207.0	$204.3
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	March 31, 2023	December 31, 2022
Millions
Customer Deposits (a)	$10.3	$150.7
PSAs	6.1	6.1
Provision for Interim Rate Refund	23.5	18.4
Manufactured Gas Plant (b)	14.5	14.7
Operating Lease Liabilities	3.0	3.2
Other	49.4	57.9
Total Other Current Liabilities	$106.8	$251.0
(a) Primarily related to deposits received by ALLETE Clean Energy for the Northern Wind and Red Barn wind projects sold in the first quarter of 2023 and April 2023, respectively. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.

Other Non-Current Liabilities	March 31, 2023	December 31, 2022
Millions
Asset Retirement Obligation (a)	$204.4	$200.4
PSAs	25.4	26.9
Operating Lease Liabilities	8.8	9.3
Other	31.8	32.4
Total Other Non-Current Liabilities	$270.4	$269.0
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $32.4 million in Other Non-Current Assets on the Consolidated Balance Sheet as of March 31, 2023, ($32.4 million as of December 31, 2022).

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended
	March 31
Other Income	2023	2022
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$2.0	$2.6
Interest and Investment Income	1.1	0.1
AFUDC - Equity	0.5	0.9
Other	0.5	(1.6)
Total Other Income	$4.1	$2.0
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

Supplemental Statement of Cash Flows Information.

Three Months Ended March 31,	2023	2022
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$24.6	$22.4
Cash Paid for Income Taxes	—	$0.3
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(7.1)	$(24.5)
Capitalized Asset Retirement Costs	$2.4	$3.0
AFUDC–Equity	$0.5	$0.9
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

On April 5, 2023, ALLETE Clean Energy closed on the sale of the Red Barn wind project and received cash proceeds of approximately $160 million.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2022 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $16.4 million for the three months ended March 31, 2023 ($6.5 million for the three months ended March 31, 2022).

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

In an order dated February 28, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis, subject to final written order and reconsideration. On March 20, 2023, Minnesota Power filed a petition for reconsideration with the MPUC requesting reconsideration and clarification of certain decisions in the MPUC’s order. Minnesota Power’s petition included requesting reconsideration of the ratemaking treatment of the Taconite Harbor Energy Center and the Company’s prepaid pension asset as well as clarification on interim rate treatment for sales to certain customers that did not operate during 2022. The MPUC denied the requests for reconsideration at a hearing on April 27, 2023, and provided clarification in support of Minnesota Power’s treatment of certain customers that did not operate during 2022. Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. Minnesota Power has recorded a reserve for an interim rate refund of $23.5 million pre-tax as of March 31, 2023 ($18.4 million as of December 31, 2022), which is subject to MPUC approval of Minnesota Power’s refund calculation.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated January 24, 2023. On March 29, 2023, Minnesota Power submitted its latest renewable factor filing. If the filing is approved, Minnesota Power would be authorized to include updated billing rates on customer bills.

Fuel Adjustment Clause. Minnesota Power incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $13 million regulatory asset as of March 31, 2023, and December 31, 2022. Minnesota Power requested recovery of the regulatory asset as part of its annual true-up filing submitted to the MPUC on March 1, 2023.

Conservation Improvement Program. On April 3, 2023, Minnesota Power submitted its 2022 consolidated filing detailing Minnesota Power’s CIP program results and requesting a CIP financial incentive of $2.2 million based upon MPUC procedures, which will be recognized upon approval by the MPUC. In 2022, a CIP financial incentive of $1.9 million was recognized in the second quarter upon approval by the MPUC of Minnesota Power’s 2021 CIP consolidated filing. CIP financial incentives are recognized in the period in which the MPUC approves the filing.

ALLETE, Inc. First Quarter 2023 Form 10-Q

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

Regulatory Assets and Liabilities	March 31, 2023	December 31, 2022
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$15.3	$25.6
Total Current Regulatory Assets	$15.3	$25.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Plans	$225.2	$225.9
Income Taxes	95.3	97.6
Cost Recovery Riders	42.2	41.2
Asset Retirement Obligations	36.1	35.6
Taconite Harbor Energy Center (b)	29.7	—
Fuel Adjustment Clause	15.5	14.5
Manufactured Gas Plant	14.5	15.1
PPACA Income Tax Deferral	4.1	4.1
Other	6.5	7.0
Total Non-Current Regulatory Assets	$469.1	$441.0

Current Regulatory Liabilities (c)
Provision for Interim Rate Refund (d)	$23.5	$18.4
Transmission Formula Rates Refund	$3.7	4.9
Other	3.1	0.1
Total Current Regulatory Liabilities	$30.3	$23.4
Non-Current Regulatory Liabilities
Income Taxes	$326.2	$332.5
Wholesale and Retail Contra AFUDC	80.0	80.7
Plant Removal Obligations	61.6	60.0
North Dakota Investment Tax Credits	16.8	16.9
Defined Benefit Pension and Other Postretirement Benefit Plans	15.7	17.6
Fuel Adjustment Clause	5.3	—
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Non-Jurisdictional Land Sales	9.2	7.5
Other	4.9	4.2
Total Non-Current Regulatory Liabilities	$526.4	$526.1
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)In the first quarter of 2023, Minnesota Power retired Taconite Harbor Units 1 and 2. The remaining net book value was reclassified from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet when the units were retired. Minnesota Power expects to receive recovery of the remaining net book value from customers.
(c)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
(d)See 2022 Minnesota General Rate Case.
ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2022	$165.4
Cash Investments	0.8
Equity in ATC Earnings	6.0
Distributed ATC Earnings	(4.8)
Amortization of the Remeasurement of Deferred Income Taxes	0.4
Equity Investment Balance as of March 31, 2023	$167.8

ATC’s authorized return on equity was 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to FERC. We cannot predict the return on equity the FERC will ultimately authorize in the remanded proceeding.

In addition, the FERC issued a Notice of Proposed Rulemaking in 2021 proposing to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2022	$157.3
Equity in Nobles 2 Earnings (a)	—
Distributed Nobles 2 Earnings	(1.2)
Equity Investment Balance as of March 31, 2023	$156.1
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $3.3 million related to its investment in Nobles 2.

NOTE 4. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 7. Fair Value to the Consolidated Financial Statements in our 2022 Form 10-K.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023, and December 31, 2022. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of March 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.3	—	—	$8.3
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.7	—	5.7
Cash Equivalents	4.5	—	—	4.5
Total Fair Value of Assets	$12.8	$5.7	—	$18.5

Liabilities
Deferred Compensation (c)	—	$15.0	—	$15.0
Total Fair Value of Liabilities	—	$15.0	—	$15.0

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.7	—	—	$7.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$5.7	—	5.7
Cash Equivalents	4.2	—	—	4.2
Total Fair Value of Assets	$11.9	$5.7	—	$17.6

Liabilities
Deferred Compensation (c)	—	$15.0	—	$15.0
Total Fair Value of Liabilities	—	$15.0	—	$15.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of March 31, 2023, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.2 million, in one year to less than three years was $2.4 million, in three years to less than five years was $1.7 million and in five or more years was $0.4 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
March 31, 2023	$1,939.9	$1,835.9
December 31, 2022	$1,929.1	$1,782.7
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2023, and the year ended December 31, 2022, there were no indicators of impairment for these non-financial assets.
ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations or for facilities without long-term contracts for their entire output. A continued decline in energy prices or lower wind resource expectations could result in a future impairment.

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2023, and December 31, 2022:

March 31, 2023	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$176.5	$(0.1)	$176.4
Long-Term Debt	1,763.4	(7.9)	1,755.5
Total Debt	$1,939.9	$(8.0)	$1,931.9

December 31, 2022	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$272.7	$(0.1)	$272.6
Long-Term Debt	1,656.4	(8.2)	1,648.2
Total Debt	$1,929.1	$(8.3)	$1,920.8

We had $25.3 million outstanding in standby letters of credit and $211.2 million outstanding draws under our lines of credit as of March 31, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

On April 27, 2023, ALLETE issued $125 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which bear interest at 4.98 percent, will mature in April 2033 and pay interest semi-annually in May and November of each year, commencing on November 1, 2023. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Bonds were used to refinance existing indebtedness and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2023, our ratio was approximately 0.38 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of March 31, 2023, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. First Quarter 2023 Form 10-Q

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

Our PPAs are summarized in Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2022 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2023, Square Butte had total debt outstanding of $187.0 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2023, was $22.1 million ($20.3 million for the same period in 2022). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $1.3 million ($1.0 million for the same period in 2022). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, Minnesota Power sold to Minnkota Power approximately 37 percent in 2023 and 32 percent in 2022.

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

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. The EPA’s CSAPR Update Rule issued in March 2021 revising the 2016 CSAPR Update does not apply to the state of Minnesota and is therefore not currently projected to affect Minnesota Power’s CSAPR compliance. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation, including the EPA’s new Good Neighbor Rule finalized on March 15, 2023, to modify certain aspects of the CSAPR’s program scope and extent.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it would reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS. On January 6, 2023, the EPA announced a proposed rule to revise the primary annual particulate matter NAAQS from its current level while retaining the other primary and secondary particulate matter NAAQS. A final rule is expected by the end of 2023. The EPA also announced in October 2021 that it was reconsidering the 2020 Ozone NAAQS rule finalized in December 2020, and issued an initial draft policy assessment on April 28, 2022, recommending retention of the current standard. A second version of the draft policy assessment was then published for public comment, and a proposed ozone NAAQS rule is expected in the first half of 2023. Anticipated compliance costs related to the proposed and expected NAAQS revisions cannot yet be estimated; however, costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

EPA Good Neighbor Plan for 2015 Ozone NAAQS. On March 15, 2023, the EPA published a final rule, the Good Neighbor Plan, to address regional ozone transport for the 2015 Ozone NAAQS by reducing NOx emissions during the period of May 1 through September 30 (ozone season). This rule addresses certain good neighbor or interstate transport provisions of the Clean Air Act relative to the 2015 Ozone NAAQS. In the justification for the final rule, the EPA asserts that 23 states, including Minnesota, are modeled as significant contributors to downwind states’ challenges in attaining or maintaining ozone NAAQS compliance within their state borders. The Good Neighbor Plan is designed to resolve this interstate transport issue by implementing a variety of NOx reduction strategies, including federal implementation plan requirements, NOx emission limitations, and ozone season allowance program requirements, beginning during the 2023 ozone season and sixty days after the final rule is published in the Federal Register. The final rule imposes restrictions on fossil-fuel fired power plants in 22 states and on certain industrial sources in 20 states. Implementation of the rule will occur in part through changes to the existing CSAPR program for power plants.

Minnesota Power previously submitted public comments to the EPA on the April 2022 proposed Good Neighbor Rule. Concerns noted by Minnesota Power and other entities included the technical accuracy of the EPA’s assumptions and methods used to identify Minnesota as a significant contributor state, as well as the proposed rule’s intended timeline. The Company is now reviewing the EPA’s final rule in light of previously expressed concerns with the draft rule, while preparing to comply when the rule becomes effective during the 2023 ozone season. Anticipated compliance costs related to the final Good Neighbor Rule cannot yet be estimated due to uncertainties about allowance costs and facility emissions during the ozone season; however, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding. On February 13, 2023, the EPA also published its final rule to partially disapprove the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, and to disapprove 19 other SIP submissions. The SIP final action subjects Minnesota to the final Good Neighbor Plan and associated compliance costs will be known when the final SIP rule evaluation and implementation has been completed. On April 14, 2023, Minnesota Power and a coalition of other Minnesota utilities and industry (“the parties”) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA and a petition for judicial review to the United States Court of Appeals for the Eighth Circuit. The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP, including the rulemaking process, air modeling practices and other emissions inventory aspects.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters (Industrial Boiler MACT) Rule. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2013 with compliance required at major existing sources in 2016. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. Compliance with the Industrial Boiler MACT Rule consisted largely of adjustments to fuels and operating practices and compliance costs were not material. Subsequent to this initial rulemaking, litigation from 2016 through 2018 resulted in court orders directing that the EPA reconsider certain aspects of the regulation including the basis for and numerical value of several different emission limits. On October 6, 2022, the EPA published a final rule in the Federal Register incorporating these changes. The rule became effective on December 5, 2022, imposing a 3-year compliance deadline of October 6, 2025. Minnesota Power’s initial review of this new rule indicates that the revisions should not significantly impact the Company’s affected units. As such, compliance costs associated with the new Industrial Boiler MACT Rule are not currently expected to be material; however, Minnesota Power would seek recovery of additional costs through a rate proceeding.

EPA Mercury and Air Toxics Standards (MATS) Rule. On April 5, 2023, the EPA released a proposed revision to the existing MATS Rule as part of its mandatory 2020 MATS review. In this proposed rule, the EPA is proposing to alter certain compliance and operational requirements, and to lower several emission limits including filterable particulate matter as well as mercury for lignite units. Compliance would be due in the 2026 to 2027 timeframe. The MATS regulation applies at Minnesota Power’s Boswell Energy Center, which is currently well-controlled for these emissions and is in full compliance with existing requirements. The Company is currently reviewing the proposed rule. Compliance costs cannot yet be estimated; however, recovery of any additional costs would be sought through a rate proceeding.

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

EPA Regulation of GHG Emissions. In 2019, the EPA finalized several separate rulemakings regarding regulating carbon emissions from electric utility generating units. These rulemakings included repealing the Clean Power Plan (CPP) and adopting the Affordable Clean Energy Rule under Section 111(d) of the Clean Air Act (CAA) to regulate CO2 emissions at existing coal-fired power plants. The CPP was first announced as a proposed rule under Section 111(d) of the CAA for existing power plants entitled “Carbon Pollution Emission Guidelines for Existing Stationary Sources: Electric Generating Units”. The Affordable Clean Energy Rule established emissions guidelines for states to use when developing plans to limit CO2 from coal-fired power plants. The EPA also published regulations for the state implementation of the Affordable Clean Energy Rule and other Section 111(d) rules. Affected facilities for Minnesota Power included Boswell Units 3 and 4, Hibbard Units 3 and 4, and Taconite Harbor Units 1 and 2; however, Taconite Harbor Units 1 and 2 are now retired.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

In January 2021, the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued an opinion vacating the Affordable Clean Energy Rule and remanded the Affordable Clean Energy Rule back to the EPA for further consideration, consistent with the D.C. Circuit’s finding that the EPA erred in interpreting the CAA, pending rehearing or appeal. Four petitions for review of the D.C. Circuit’s opinion were subsequently granted by the U.S. Supreme Court in October 2021, consolidated under West Virginia v. EPA et al. On June 30, 2022, the U.S. Supreme Court released its opinion in favor of West Virginia and aligned parties. The Supreme Court found the EPA’s CPP structure of generation shifting to be disallowed under Section 111(d) of the CCA on grounds of the major questions doctrine. The court did not opine upon the regulatory approach the EPA proposed in the Affordable Clean Energy Rule. The petitions were remanded to the D.C. Circuit. The EPA has indicated that it intends to issue a proposed rule in the first half of 2023 with a new set of emission guidelines for states to follow in submitting state plans to establish and implement standards of performance for GHG emissions from existing fossil fuel-fired electric generating units. Minnesota Power will continue to monitor any related guidelines and rulemakings issued by the EPA or state regulatory authorities.

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

Additionally in January 2021, the EPA issued a rulemaking to apply CO2 emission New Source Performance Standards (NSPS) to new, modified and reconstructed fossil fuel-fired electric generating units under Section 111(b) of the CAA. Currently, the EPA is a performing a comprehensive review of the Section 111(b) GHG NSPS for electric generating units. Minnesota Power is monitoring the NSPS final rule and any further Section 111(b) developments including their potential impact to the Company. The proposed combined-cycle natural gas-fired generating facility, NTEC, is expected to meet these NSPS requirements.

On March 15, 2023, the EPA sent a proposed new CAA Section 111 regulation to the United States Office of Management and Budget (OMB) for interagency review, where OMB documentation now indicates this proposal may include proposed regulations for both new, modified and reconstructed sources (Section 111(b) of the CCA) as well as existing (Section 111(d) of the CCA) sources). The EPA’s Fall 2022 unified agenda identified the EPA’s goal of issuing draft regulations in April 2023 and final regulations by June 2024. Minnesota Power will continue to closely track this GHG rulemaking and analyze its potential impacts to our existing and proposed thermal generating facilities.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA (or, when delegated, from individual state pollution control agencies) for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

ALLETE, Inc. First Quarter 2023 Form 10-Q

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

On March 29, 2023, the EPA published a proposed new ELG rule in the Federal Register to update the 2020 ELGs; the public comment period is open until May 30, 2023. In the proposed rule, the EPA is revising ELGs for existing sources, including establishing zero discharge limitations for BATW and FGD wastewater; new limits for combustion residual leachate; and allowing states to set discharge limits for legacy wastewater in surface impoundments based on best professional judgement. The rule proposes to preserve flexibility and maintain exemptions for units permanently ceasing coal combustion by 2028, and adds a new category for units that have already complied with the 2020 ELG rule and which will retire by 2032. Additionally, the EPA is encouraging state permitting authorities to conduct functional equivalency tests for facilities with landfills or CCR surface impoundments to identify groundwater to surface water point source discharges. More stringent limitations would apply where point source discharges occur.

Bottom ash transport and FGD wastewater ELGs are not expected to have a significant impact on Minnesota Power operations. Boswell Energy Center, where these ELGs are applicable, completed conversion to dry bottom ash handling and installed a FGD dewatering system in September 2022. The dry conversion projects eliminated bottom ash transport water and minimized wastewater from the FGD system. Re-use and onsite consumption is planned for the remaining FGD waste stream and for dewatering legacy wastewater from Boswell’s existing impoundments.

The EPA’s reconsideration of legacy wastewater and leachate discharge requirements has the potential to impact dewatering associated with the closed impoundment at Laskin Energy Center and the closed Taconite Harbor Energy Center dry ash landfill.

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

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

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

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, the U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Part A Rule, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. Minnesota Power sought EPA approval under the Part A Rule to extend the closure date for two active Boswell impoundments in November 2020. Upon completion of dry ash conversion activities, Boswell ceased disposal in both impoundments on September 17, 2022 and formally withdrew the CCR Part A Application. The EPA acknowledged the Part A variance application withdrawal on September 20, 2022, and indicated that no further EPA review of Boswell’s Part A variance application will occur. Both impoundments are now inactive and have initiated closure.

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

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Other Environmental Matters.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of March 31, 2023, we have recorded a liability of approximately $15 million for remediation costs at this site. SWL&P has recorded the site as an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2024.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of March 31, 2023, we had $178.3 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of March 31, 2023, we had $28.2 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO, the NDPSC and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have various PSAs in place for some or all of their output that expire in various years between 2024 and 2039. As of March 31, 2023, ALLETE Clean Energy has $110.3 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities under development. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

New Energy. As of March 31, 2023, New Energy had $4.2 million outstanding in standby letters of credit pledged as security in connection with the acquisition of solar equipment for projects under development. New Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

BNI Energy. As of March 31, 2023, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of March 31, 2023, ALLETE South Wind has $11.7 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of March 31, 2023, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

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

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Legal Proceedings (Continued)

In the first quarter of 2023, an ALLETE Clean Energy subsidiary initiated arbitration proceedings seeking damages against a counterparty for non-performance under a contract. Arbitration hearings are expected to be held in the second quarter of 2023 with a decision expected in the third quarter of 2023. We are unable to predict the outcome of the arbitration proceedings.

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2023			2022
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Three Months Ended March 31,
Net Income Attributable to ALLETE	$58.2		$58.2	$66.3		$66.3
Average Common Shares	57.3	—	57.3	53.3	—	53.3
Earnings Per Share	$1.02		$1.02	$1.24		$1.24

NOTE 8. INCOME TAX EXPENSE

	Three Months Ended
	March 31
	2023	2022
Millions
Current Income Tax Expense (a)
Federal	$5.6	—
State	2.2	$0.1
Total Current Income Tax Expense	$7.8	$0.1
Deferred Income Tax Expense (Benefit)
Federal (b)	$(8.3)	$(8.6)
State	2.1	4.8
Investment Tax Credit Amortization	(0.1)	(0.2)
Total Deferred Income Tax Benefit	$(6.3)	$(4.0)
Total Income Tax Expense (Benefit)	$1.5	$(3.9)
(a)For the three months ended March 31, 2022, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. For the three months ended March 31, 2023, the federal current tax expense was partially offset by production tax credits.
(b)For the three months ended March 31, 2023 and 2022, the federal income tax benefit is primarily due to production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 8. INCOME TAX EXPENSE (Continued)

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31
Rate to Total Income Tax Expense	2023	2022
Millions
Income Before Income Taxes	$39.1	$42.6
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$8.2	$8.9
Increase (Decrease) in Income Tax Due to:
State Income Taxes (Credit) – Net of Federal Income Tax Benefit	3.4	3.9
Production Tax Credits (a)	(10.4)	(17.6)
Investment Tax Credits (a)	(2.2)	—
Regulatory Differences – Excess Deferred Tax	(2.8)	(3.8)
Non-Controlling Interest in Subsidiaries	3.8	3.8
Other	1.5	0.9
Total Income Tax Expense (Benefit)	$1.5	$(3.9)
(a)For the three months ended March 31, 2023, the credits are presented net of any estimated discount on the sale of certain credits.

For the three months ended March 31, 2023, the effective tax rate was an expense of 3.8 percent (benefit of 9.2 percent for the three months ended March 31, 2022). The effective tax rate for 2023 and 2022 was primarily impacted by production tax credits.

Uncertain Tax Positions. As of March 31, 2023, we had gross unrecognized tax benefits of $1.1 million ($1.3 million as of December 31, 2022). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. The examination by the state of Wisconsin for the tax years 2018 through 2020 has been closed with no findings. ALLETE has no open federal or state audits, and is no longer subject to federal examination for years before 2019, or state examination for years before 2018. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2023	2022	2023	2022
Millions
Three Months Ended March 31,
Service Cost	$1.6	$2.4	$0.6	$0.8
Non-Service Cost Components (a)
Interest Cost	10.1	6.7	1.5	1.1
Expected Return on Plan Assets	(10.9)	(10.4)	(2.8)	(2.4)
Amortization of Prior Service Credits	—	—	(1.8)	(1.9)
Amortization of Net Loss	1.4	3.2	(0.5)	0.1
Net Periodic Benefit Cost (Credit)	$2.2	$1.9	$(3.0)	$(2.3)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the three months ended March 31, 2023, we contributed $6.5 million in cash to the defined benefit pension plans (none for the three months ended March 31, 2022); we expect to contribute an additional approximately $10 million to our defined benefit pension plans in 2023. For the three months ended March 31, 2023 and 2022, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2023.

NOTE 10. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to consolidated net income by each business segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. We also present Corporate and Other which includes New Energy, a renewable energy development company, BNI Energy, our coal mining operations in North Dakota, ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land holdings in Minnesota, and earnings on cash and investments.

ALLETE, Inc. First Quarter 2023 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31
	2023	2022
Millions
Operating Revenue
Regulated Operations
Residential	$49.4	$56.0
Commercial	47.7	48.3
Municipal	8.9	12.1
Industrial	144.9	147.8
Other Power Suppliers	35.9	41.0
Other	25.8	23.8
Total Regulated Operations	312.6	329.0

ALLETE Clean Energy
Long-term PSA	18.4	25.4
Sale of Wind Energy Facility	181.8	—
Other	1.3	2.8
Total ALLETE Clean Energy	201.5	28.2

Corporate and Other
Long-term Contract	25.5	22.6
Sale of Renewable Development Projects	19.8	—
Other	5.5	3.7
Total Corporate and Other	50.8	26.3
Total Operating Revenue	$564.9	$383.5
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$40.6	$51.5

ALLETE Clean Energy	8.5	16.5

Corporate and Other	9.1	(1.7)
Total Net Income Attributable to ALLETE	$58.2	$66.3

	March 31, 2023	December 31, 2022
Millions
Assets
Regulated Operations	$4,268.8	$4,291.4

ALLETE Clean Energy	1,697.3	1,873.3

Corporate and Other	738.4	680.9
Total Assets	$6,704.5	$6,845.6

ALLETE, Inc. First Quarter 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2022 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q, including Part II, Item 1A Risk Factors, and our 2022 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 24 of our 2022 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2023, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2023, to the three months ended March 31, 2022.

Net income attributable to ALLETE for the three months ended March 31, 2023, was $58.2 million, or $1.02 per diluted share, compared to $66.3 million, or $1.24 per diluted share, for the same period in 2022. Earnings per share dilution in 2023 was $0.08 due to additional shares of common stock outstanding as of March 31, 2023.

Regulated Operations net income attributable to ALLETE was $40.6 million for the three months ended March 31, 2023, compared to $51.5 million for the same period in 2022. Net income at Minnesota Power was lower than 2022 primarily due to lower kWh sales to retail and municipal customers, interim rate refund reserves recognized during 2023 as result of Minnesota Power’s 2022 general rate case, and higher operating and maintenance expense. Net income at SWL&P was lower than 2022 primarily due to higher operating and maintenance expense. Our after-tax equity earnings in ATC were similar to 2022. (See Note 3. Equity Investments.)

ALLETE, Inc. First Quarter 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE Clean Energy net income attributable to ALLETE was $8.5 million for the three months ended March 31, 2023, compared to $16.5 million for the same period in 2022. Net income in 2023 reflected lower wind resources and availability, and higher operating and maintenance expense compared to 2022. Net income in 2022 included earnings from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s project to repower and sell the Northern Wind project.

Corporate and Other net income attributable to ALLETE was $9.1 million for the three months ended March 31, 2023, compared to a net loss of $1.7 million for the same period in 2022. Net income in 2023 reflects net income from New Energy of $4.1 million, which was acquired in April 2022, and lower income taxes compared to 2022. The net loss in 2022 includes transaction costs of $1.4 million after-tax related to the acquisition of New Energy.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2023	2022
Millions
Operating Revenue – Utility	$312.6	$329.0
Fuel, Purchased Power and Gas – Utility	118.6	137.4
Transmission Services – Utility	20.1	19.9
Operating and Maintenance	61.9	58.4
Depreciation and Amortization	44.5	43.4
Taxes Other than Income Taxes	15.9	15.2
Operating Income	51.6	54.7
Interest Expense	(15.5)	(13.9)
Equity Earnings	6.0	5.4
Other Income	2.5	1.8
Income Before Income Taxes	44.6	48.0
Income Tax Expense (Benefit)	4.0	(3.5)
Net Income Attributable to ALLETE	$40.6	$51.5

Operating Revenue – Utility decreased $16.4 million from 2022 primarily due to lower kWh sales, interim rate revenue and fuel adjustment clause recoveries, partially offset by higher cost recovery rider revenue.

Lower kWh sales reduced revenue $19.3 million from 2022 reflecting lower sales to residential, commercial, municipal and industrial customers as well as lower sales to other power suppliers. Sales to residential, commercial and municipal customers decreased from 2022 primarily due to warmer weather in 2023 compared to 2022. Sales to municipal customers also decreased as a result of a new contract entered into with Hibbing Public Utilities in April 2022 with sales under the new contract classified under other power suppliers. Sales to industrial customers decreased primarily due to lower sales to taconite customers reflecting Cliffs’ Northshore mine being idled in 2023. (See Outlook - Customers - Northshore Mining.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2023 compared to 2022 primarily due to fewer market sales and lower market prices in 2023 compared to 2022.

ALLETE, Inc. First Quarter 2023 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Variance
Three Months Ended March 31,	2023	2022	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	321	355	(34)	(9.6)%
Commercial	347	360	(13)	(3.6)%
Industrial	1,658	1,766	(108)	(6.1)%
Municipal	128	158	(30)	(19.0)%
Total Retail and Municipal	2,454	2,639	(185)	(7.0)%
Other Power Suppliers	696	981	(285)	(29.1)%
Total Regulated Utility Kilowatt-hours Sold	3,150	3,620	(470)	(13.0)%

Revenue from electric sales to taconite customers accounted for 30 percent of regulated operating revenue in 2023 (31 percent in 2022). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 4 percent of regulated operating revenue in 2023 (4 percent in 2022). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2023 (9 percent in 2022).

Interim retail rate revenue for Minnesota Power, subject to refund, decreased $6.5 million from 2022 primarily due to interim refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue decreased $4.7 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Cost recovery rider revenue increased $9.8 million primarily due to fewer production tax credits recognized by Minnesota Power. If production tax credits are recognized at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Operating Expenses decreased $13.3 million, or 5 percent, from 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $18.8 million, or 14 percent, from 2022 primarily due to lower kWh sales, purchased power prices and fuel costs.

Operating and Maintenance expense increased $3.5 million, or 6 percent, from 2022 primarily due to higher salaries and wages, vegetation management costs, software maintenance and materials purchased for use in generation facilities.

Depreciation and Amortization expense increased $1.1 million, or 3 percent, from 2022 primarily due to a higher plant in service balance in 2023.

Income Tax Expense increased $7.5 million from 2022 primarily due to lower production tax credits. We expect our annual effective tax rate in 2023 to be an income tax expense compared to a benefit in 2022 primarily due to lower production tax credits.

ALLETE, Inc. First Quarter 2023 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Continued)

ALLETE Clean Energy

Three Months Ended March 31,	2023	2022
Millions
Operating Revenue
Contracts with Customers – Non-utility	$200.2	$25.4
Other – Non-utility (a)	1.3	2.8
Cost of Sales – Non-utility	181.6	—
Operating and Maintenance	14.3	11.4
Depreciation and Amortization	14.4	15.4
Taxes Other than Income Taxes	2.9	3.0
Operating Loss	(11.7)	(1.6)
Interest Expense	(0.3)	(1.1)
Other Income	0.2	0.1
Loss Before Income Taxes	(11.8)	(2.6)
Income Tax Benefit	(3.0)	(2.5)
Net Loss	(8.8)	(0.1)
Net Loss Attributable to Non-Controlling Interest	(17.3)	(16.6)
Net Income Attributable to ALLETE	$8.5	$16.5
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $173.3 million from 2022 primarily due to the sale of ALLETE Clean Energy’s Northern Wind project. This increase was partially offset by lower wind resources and availability at other wind energy facilities in our East, Midwest and West regions. In 2022, operating revenue included revenue from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s Northern Wind project.

	Three Months Ended March 31,
	2023		2022
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	79.4	$7.4	87.3	$8.0
Midwest	155.2	4.9	287.6	9.6
South	618.9	3.4	602.9	4.6
West	197.1	4.0	258.3	6.0
Sale of Wind Energy Facility	—	181.8	—	—
Total Production and Operating Revenue	1,050.6	$201.5	1,236.1	$28.2

Cost of Sales – Non-utility increased $181.6 million from 2022 reflecting the sale of ALLETE Clean Energy’s Northern Wind project in the first quarter of 2023.

Operating and Maintenance expense increased $2.9 million, or 25 percent, from 2022 primarily due to higher contract and professional services.

Depreciation and Amortization expense decreased $1.0 million, or 6 percent, from 2022 reflecting the decommissioning of the legacy Northern Wind facilities in April 2022 as part of ALLETE Clean Energy’s project to repower and sell the Northern Wind project.

ALLETE, Inc. First Quarter 2023 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (Continued)

Corporate and Other

Operating Revenue increased $24.5 million, or 93 percent, from 2022 reflecting revenue from New Energy, which was acquired in April 2022, and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses and more tons sold in 2023 compared to 2022.

Net Income Attributable to ALLETE was $9.1 million in 2023 compared to a net loss of $1.7 million in 2022. Net income in 2023 reflects net income from New Energy of $4.1 million, which was acquired in April 2022, and lower income taxes compared to 2022. The net loss in 2022 includes transaction costs of $1.4 million after-tax related to the acquisition of New Energy.

Income Taxes – Consolidated

For the three months ended March 31, 2023, the effective tax rate was an expense of 3.8 percent (benefit of 9.2 percent for the three months ended March 31, 2022). The effective tax rate for 2023 was an expense primarily due to lower production tax credits.

We expect our annual effective tax rate in 2023 to be an expense primarily due to lower production tax credits and higher estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, goodwill, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Form 10-K.

ALLETE, Inc. First Quarter 2023 Form 10-Q

OUTLOOK

For additional information see our 2022 Form 10-K.

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

In an order dated February 28, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis, subject to final written order and reconsideration. On March 20, 2023, Minnesota Power filed a petition for reconsideration with the MPUC requesting reconsideration and clarification of certain decisions in the MPUC’s order. Minnesota Power’s petition included requesting reconsideration of the ratemaking treatment of the Taconite Harbor Energy Center and the Company’s prepaid pension asset as well as clarification on interim rate treatment for sales to certain customers that did not operate during 2022. The MPUC denied the requests for reconsideration at a hearing on April 27, 2023, and provided clarification in support of Minnesota Power’s treatment of certain customers that did not operate during 2022. Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. Minnesota Power has recorded a reserve for an interim rate refund of $23.5 million pre-tax as of March 31, 2023 ($18.4 million as of December 31, 2022), which is subject to MPUC approval of Minnesota Power’s refund calculation. Minnesota Power plans to file its next rate case in the fourth quarter of 2023.
ALLETE, Inc. First Quarter 2023 Form 10-Q

OUTLOOK (Continued)

Industrial and Municipal Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 53 percent of our regulated utility kWh sales in the three months ended March 31, 2023, were made to our industrial customers (49 percent in the three months ended March 31, 2022).

Taconite.

Northshore Mining. Cliffs idled all production at its Northshore mine in 2022. Northshore Mining resumed partial pellet plant production in April 2023. Cliffs indicated it will continue to utilize Northshore Mining as a swing facility and does not expect it to operate at full production in 2023. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining.

USS Corporation. USS Corporation has announced plans to invest approximately $150 million to construct a system dedicated to producing direct reduced-grade (DR-grade) pellets at its Keetac plant. USS Corporation broke ground on the project in the third quarter of 2022, which is expected to be completed in late 2023. This will enable the existing pelletizing plant to not only create DR-grade pellets for use as a feedstock for a direct reduced iron (DRI) or hot briquetted iron (HBI) process that ultimately supplies electric arc furnace steelmaking but also maintains the optionality to continue producing blast furnace-grade pellets. USS Corporation’s Minntac and Keetac plants are large power industrial customers of Minnesota Power. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

Paper, Pulp and Secondary Wood Products.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. ST Paper completed a project at the Duluth Mill to produce tissue and began production early in 2023. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin Large Power Customer service with a minimum term of six years upon start-up of operations Upon start-up of operations, ST Paper became a Large Power Customer.

Pipeline and Other Industries.

Cenovus Energy. In 2018, a fire at Cenovus Energy’s refinery in Superior, Wisconsin, which was owned by Husky Energy at that time, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to the refinery in addition to water service. The Company announced in April 2023 that it had commenced restart of the facility, and the refinery is expected to resume normal operations in the second quarter of 2023.

Transmission.

Duluth Loop Reliability Project. In October 2021, Minnesota Power submitted an application for a certificate of need for the Duluth Loop Reliability Project. This transmission project was proposed to enhance reliability in and around Duluth, Minnesota. The project includes the construction of a new 115-kV transmission line; construction of an approximately one-mile extension of an existing 230-kV transmission line; and upgrades to several substations. A certificate of need was granted and a route permit was issued by the MPUC on April 3, 2023. The Duluth Loop Reliability Project is expected to be completed and in service by 2025, with an estimated cost of $50 million to $70 million.

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
ALLETE, Inc. First Quarter 2023 Form 10-Q

OUTLOOK (Continued)
ALLETE Clean Energy (Continued)

In 2021, ALLETE Clean Energy announced that it acquired the rights to the approximately 92 MW Red Barn wind development project and the approximately 68 MW Whitetail renewable development project in southwestern Wisconsin. ALLETE Clean Energy also signed an asset sale agreement for the completed Red Barn wind project with Wisconsin Public Service Corporation and Madison Gas and Electric Company. The PSCW approved the sale of the Red Barn wind project, which closed in April 2023 at which time ALLETE Clean Energy received cash proceeds of approximately $160 million. We expect to record a gain on the sale in the second quarter of 2023.

Corporate and Other.

Corporate and Other includes New Energy, a renewable energy development company, BNI Energy, our coal mining operations in North Dakota and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land in Minnesota, and earnings on cash and investments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2023, we had cash and cash equivalents of $29.9 million, $231.6 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 37 percent. In addition, ALLETE Clean Energy received approximately $160 million in proceeds from the sale of its Red Barn project and ALLETE issued $125 million in first mortgage bonds in April 2023. (See Working Capital.)

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2023	%	December 31, 2022	%
Millions
ALLETE Equity	$2,715.5	51	$2,691.9	51
Non-Controlling Interest in Subsidiaries	642.2	12	656.4	12
Short-Term and Long-Term Debt (a)	1,939.9	37	1,929.1	37
	$5,297.6	100	$5,277.4	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31	2023	2022
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$40.2	$47.7
Cash Flows provided by (used in)
Operating Activities	92.4	(4.8)
Investing Activities	(74.7)	(60.1)
Financing Activities	(18.3)	92.2
Change in Cash, Cash Equivalents and Restricted Cash	(0.6)	27.3
Cash, Cash Equivalents and Restricted Cash at End of Period	$39.6	$75.0

Operating Activities. Cash provided by operating activities was higher in 2023 compared to 2022. Cash provided by operating activities in 2023 reflected lower payments for inventories compared to 2022 primarily related to fewer payments for ALLETE Clean Energy’s Northern Wind and Red Barn projects which were sold to third parties in the first quarter of 2023 and April 2023, respectively. Cash provided by operating activities in 2023 also increased due to the timing of recovery under Minnesota Power’s fuel adjustment clause.

Investing Activities. Cash used in investing activities was higher in 2023 compared to 2022. Cash used in investing activities in 2023 reflected higher cash payments for additions to property, plant and equipment compared to 2022.

ALLETE, Inc. First Quarter 2023 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)
Cash Flows (Continued)

Financing Activities. Cash used in financing activities in 2023 was higher compared to 2022. Cash used in financing activities in 2023 reflected lower proceeds from non-controlling interest in subsidiaries compared to 2022.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2023, we had consolidated bank lines of credit aggregating $468.1 million ($475.7 million as of December 31, 2022), the majority of which expire in January 2026. We had $25.3 million outstanding in standby letters of credit and $211.2 million outstanding draws under our lines of credit as of March 31, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). We also have other credit facility agreements in place that provide the ability to issue up to $264.0 million in standby letters of credit. As of March 31, 2023, we had $153.0 million outstanding in standby letters of credit under these agreements.

ALLETE Clean Energy also received approximately $160 million in proceeds from the sale of its Red Barn project in April 2023, which was primarily used to repay a portion of outstanding draws under our consolidated bank lines of credit.

In addition, as of March 31, 2023, we had 2.8 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the three months ended March 31, 2023, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $3.3 million (0.1 million shares were issued for the three months ended March 31, 2022, resulting in net proceeds of $3.3 million).

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2022 Form 10-K, with additional disclosure in Note 6. Commitments, Guarantees and Contingencies.

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

Capital Requirements. For the three months ended March 31, 2023, capital expenditures totaled $58.4 million ($34.2 million for the three months ended March 31, 2022). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. First Quarter 2023 Form 10-Q

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

Employees.

As of March 31, 2023, ALLETE had 1,514 employees, of which 1,482 were full-time.

Minnesota Power and SWL&P have an aggregate of 487 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreement with IBEW Local 31 expires on January 31, 2024, for SWL&P. The labor agreement with IBEW Local 31 expired on April 30, 2023, for Minnesota Power. Minnesota Power and IBEW Local 31 have reached a tentative agreement that is expected to be ratified and expire on April 30, 2026.

BNI Energy has 170 employees, of which 126 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2023, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. First Quarter 2023 Form 10-Q

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2023, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $2.3 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2023, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2022 Form 10-K and Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ALLETE, Inc. First Quarter 2023 Form 10-Q

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2022 Form 10-K.

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
99
ALLETE News Release dated May 3, 2023, announcing 2023 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. First Quarter 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 3, 2023	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. First Quarter 2023 Form 10-Q