Form 10-Q
period 2023-06-30
ALLETE INC
filed 2023-08-08
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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

Common Stock, without par value,
57,398,158 shares outstanding
as of June 30, 2023

ALLETE, Inc. Second Quarter 2023 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
ALLETE, Inc. Second Quarter 2023 Form 10-Q

Abbreviation or Acronym	Term
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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
•weather conditions, natural disasters and pandemic diseases;
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

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2022 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2023	December 31, 2022
Millions
Assets
Current Assets
Cash and Cash Equivalents	$47.9	$36.4
Accounts Receivable (Less Allowance of $1.6 and $1.6)	123.2	137.9
Inventories – Net	194.3	455.9
Prepayments and Other	80.8	87.8
Total Current Assets	446.2	718.0
Property, Plant and Equipment – Net	4,973.9	5,004.0
Regulatory Assets	454.5	441.0
Equity Investments	327.5	322.7
Goodwill and Intangible Assets – Net	155.5	155.6
Other Non-Current Assets	210.3	204.3
Total Assets	$6,567.9	$6,845.6
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$89.3	$103.0
Accrued Taxes	50.4	69.1
Accrued Interest	21.3	20.5
Long-Term Debt Due Within One Year	106.7	272.6
Other	112.6	251.0
Total Current Liabilities	380.3	716.2
Long-Term Debt	1,685.9	1,648.2
Deferred Income Taxes	153.6	158.1
Regulatory Liabilities	538.0	526.1
Defined Benefit Pension and Other Postretirement Benefit Plans	173.6	179.7
Other Non-Current Liabilities	268.0	269.0
Total Liabilities	3,199.4	3,497.3
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.4 and 57.2 Shares Issued and Outstanding	1,791.6	1,781.5
Accumulated Other Comprehensive Loss	(24.4)	(24.4)
Retained Earnings	966.9	934.8
Total ALLETE Equity	2,734.1	2,691.9
Non-Controlling Interest in Subsidiaries	634.4	656.4
Total Equity	3,368.5	3,348.3
Total Liabilities and Equity	$6,567.9	$6,845.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$292.2	$308.7	$604.8	$637.7
Contracts with Customers – Non-utility	239.9	62.1	490.9	113.8
Other – Non-utility	1.3	2.3	2.6	5.1
Total Operating Revenue	533.4	373.1	1,098.3	756.6
Operating Expenses
Fuel, Purchased Power and Gas – Utility	107.3	143.2	225.9	280.6
Transmission Services – Utility	23.5	18.3	43.6	38.2
Cost of Sales – Non-utility	193.2	41.5	403.7	58.5
Operating and Maintenance	84.9	79.6	170.6	154.9
Depreciation and Amortization	62.8	61.0	125.1	122.7
Taxes Other than Income Taxes	8.2	15.8	27.6	34.6
Total Operating Expenses	479.9	359.4	996.5	689.5
Operating Income	53.5	13.7	101.8	67.1
Other Income (Expense)
Interest Expense	(21.1)	(18.6)	(40.4)	(36.9)
Equity Earnings	5.4	5.3	11.4	10.8
Other	2.5	12.1	6.6	14.1
Total Other Expense	(13.2)	(1.2)	(22.4)	(12.0)
Income Before Income Taxes	40.3	12.5	79.4	55.1
Income Tax Expense (Benefit)	(0.4)	(8.3)	1.1	(12.2)
Net Income	40.7	20.8	78.3	67.3
Net Loss Attributable to Non-Controlling Interest	(10.8)	(16.8)	(31.4)	(36.6)
Net Income Attributable to ALLETE	$51.5	$37.6	$109.7	$103.9
Average Shares of Common Stock
Basic	57.3	56.1	57.3	54.9
Diluted	57.4	56.1	57.4	54.9
Basic Earnings Per Share of Common Stock	$0.90	$0.67	$1.91	$1.89
Diluted Earnings Per Share of Common Stock	$0.90	$0.67	$1.91	$1.89
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30		June 30,
	2023	2022	2023	2022
Millions
Net Income	$40.7	$20.8	$78.3	$67.3
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $–, $(0.2), $0.1 and $(0.2)	—	(0.1)	0.1	(0.4)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $(0.1), $–, $(0.1) and $0.1	(0.1)	0.2	(0.1)	0.3
Total Other Comprehensive Income (Loss)	(0.1)	0.1	—	(0.1)
Total Comprehensive Income	40.6	20.9	78.3	67.2
Net Loss Attributable to Non-Controlling Interest	(10.8)	(16.8)	(31.4)	(36.6)
Total Comprehensive Income Attributable to ALLETE	$51.4	$37.7	$109.7	$103.8
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30
	2023	2022
Millions
Operating Activities
Net Income	$78.3	$67.3
Adjustments to Reconcile Net Income to Cash provided by (used in) Operating Activities:
AFUDC – Equity	(1.4)	(1.7)
Income from Equity Investments – Net of Dividends	0.2	0.6
Loss on Investments and Property, Plant and Equipment	0.4	1.4
Depreciation Expense	125.0	122.7
Amortization of PSAs	(2.6)	(5.1)
Amortization of Other Intangible Assets and Other Assets	3.5	4.3
Deferred Income Tax Benefit	(12.9)	(12.3)
Share-Based and ESOP Compensation Expense	2.4	2.7
Defined Benefit Pension and Postretirement Benefit	(1.7)	(1.4)
Fuel Adjustment Clause	38.4	(18.8)
Bad Debt Expense	0.7	0.8
Provision for Interim Rate Refund	13.4	—
Residential Interim Rate Adjustment	—	(3.8)
Changes in Operating Assets and Liabilities
Accounts Receivable	14.0	8.2
Inventories	261.6	(168.2)
Prepayments and Other	(1.2)	(8.7)
Accounts Payable	(13.3)	17.8
Other Current Liabilities	(166.8)	(27.7)
Cash Contributions to Defined Benefit Pension Plans	(6.5)	—
Changes in Regulatory and Other Non-Current Assets	(1.6)	16.9
Changes in Regulatory and Other Non-Current Liabilities	1.7	(2.9)
Cash provided by (used in) Operating Activities	331.6	(7.9)
Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.2	1.2
Payments for Purchase of Available-for-sale Securities	(0.4)	(1.2)
Acquisition of Subsidiaries - Net of Cash & Restricted Cash Acquired	—	(155.0)
Payments for Equity Method Investments	(4.3)	(3.9)
Additions to Property, Plant and Equipment	(120.5)	(90.3)
Other Investing Activities	(6.3)	2.0
Cash used in Investing Activities	(131.3)	(247.2)
Financing Activities
Proceeds from Issuance of Common Stock	7.7	240.4
Equity Issuance Costs	—	(8.1)
Proceeds from Issuance of Short-Term and Long-Term Debt	403.7	465.3
Repayments of Short-Term and Long-Term Debt	(531.5)	(491.6)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	9.9	155.7
Dividends on Common Stock	(77.6)	(71.5)
Other Financing Activities	(1.6)	(1.1)
Cash provided by (used in) Financing Activities	(189.4)	289.1
Change in Cash, Cash Equivalents and Restricted Cash	10.9	34.0
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40.2	47.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$51.1	$81.7
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,785.6	$1,541.3	$1,781.5	$1,536.7
Common Stock Issued	6.0	230.4	10.1	235.0
Balance, End of Period	1,791.6	1,771.7	1,791.6	1,771.7

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(24.3)	(24.0)	(24.4)	(23.8)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	—	(0.1)	0.1	(0.4)
Defined Benefit Pension and Other Postretirement Plans	(0.1)	0.2	(0.1)	0.3
Balance, End of Period	(24.4)	(23.9)	(24.4)	(23.9)

Retained Earnings
Balance, Beginning of Period	954.2	932.0	934.8	900.2
Net Income Attributable to ALLETE	51.5	37.6	109.7	103.9
Common Stock Dividends	(38.8)	(37.0)	(77.6)	(71.5)
Balance, End of Period	966.9	932.6	966.9	932.6

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	642.2	694.2	656.4	533.2
Proceeds from Non-Controlling Interest in Subsidiaries – Net	3.2	1.7	9.9	182.9
Net Loss Attributable to Non-Controlling Interest	(10.8)	(16.8)	(31.4)	(36.6)
Distributions to Non-Controlling Interest	(0.2)	(0.6)	(0.5)	(1.0)
Balance, End of Period	634.4	678.5	634.4	678.5

Total Equity	$3,368.5	$3,358.9	$3,368.5	$3,358.9

Dividends Per Share of Common Stock	$0.6775	$0.65	$1.355	$1.30
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements. Similarly, the December 31, 2022, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the Consolidated Financial Statements and notes included in our 2022 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2023, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2023	December 31, 2022	June 30, 2022	December 31, 2021
Millions
Cash and Cash Equivalents	$47.9	$36.4	$74.6	$45.1
Restricted Cash included in Prepayments and Other	0.8	1.5	0.8	0.3
Restricted Cash included in Other Non-Current Assets	2.4	2.3	6.3	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$51.1	$40.2	$81.7	$47.7

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2023	December 31, 2022
Millions
Fuel (a)	$37.7	$33.4
Materials and Supplies	122.3	75.1
Renewable Energy Facilities Under Development (b)	34.3	347.4
Total Inventories – Net	$194.3	$455.9
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of June 30, 2023 consists primarily of project costs related to renewable energy development projects at New Energy. As of December 31, 2022, it consisted primarily of project costs related to ALLETE Clean Energy’s Northern Wind and Red Barn wind projects sold in the first quarter of 2023 and second quarter of 2023, respectively. (See Other Current Liabilities.)
Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of June 30, 2023 ($154.9 million as of December 31, 2022). There have been no changes to goodwill by reportable segment for the quarter and six months ended June 30, 2023.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2023	December 31, 2022
Millions
Contract Assets (a)	$19.7	$21.0
Operating Lease Right-of-use Assets	11.1	12.7
ALLETE Properties	19.4	19.1
Restricted Cash	2.4	2.3
Other Postretirement Benefit Plans	60.4	58.8
Other	97.3	90.4
Total Other Non-Current Assets	$210.3	$204.3
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2023	December 31, 2022
Millions
Customer Deposits (a)	$9.6	$150.7
PSAs	6.0	6.1
Provision for Interim Rate Refund	31.8	18.4
Manufactured Gas Plant (b)	9.1	14.7
Operating Lease Liabilities	3.0	3.2
Other	53.1	57.9
Total Other Current Liabilities	$112.6	$251.0
(a) Customer Deposits as of December 31, 2022 primarily related to deposits received by ALLETE Clean Energy for the Northern Wind and Red Barn wind projects sold in the first quarter of 2023 and second quarter of 2023, respectively. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.

Other Non-Current Liabilities	June 30, 2023	December 31, 2022
Millions
Asset Retirement Obligation (a)	$203.6	$200.4
PSAs	23.9	26.9
Operating Lease Liabilities	8.1	9.3
Other	32.4	32.4
Total Other Non-Current Liabilities	$268.0	$269.0
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $32.4 million in Other Non-Current Assets on the Consolidated Balance Sheet as of June 30, 2023 ($32.4 million as of December 31, 2022).

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Quarter Ended		Six Months Ended
	June 30		June 30
Other Income	2023	2022	2023	2022
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.7	$2.7	$3.7	$5.3
Interest and Investment Income	1.0	(1.0)	2.1	(0.9)
AFUDC - Equity	0.9	0.8	1.4	1.7
PSA Liability (b)	—	10.2	—	10.2
Other	(1.1)	(0.6)	(0.6)	(2.2)
Total Other Income	$2.5	$12.1	$6.6	$14.1
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)
(b)The gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the legacy wind energy facility assets, which was more than offset by a reserve for an anticipated loss on the sale of the Northern Wind project that was recorded in Cost of Sales - Non-Utility on the Consolidated Statement of Income.

Supplemental Statement of Cash Flows Information.

Six Months Ended June 30,	2023	2022
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$39.1	$35.6
Cash Paid for Income Taxes – Net	$8.1	$1.1
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(5.0)	$3.1
Reclassification of Property, Plant and Equipment to Inventory (a)	—	$78.6
Capitalized Asset Retirement Costs	$2.4	$8.8
AFUDC–Equity	$1.4	$1.7
(a)The decommissioning of the legacy Northern Wind assets resulted in a reclassification from Property, Plant and Equipment – Net to Inventories – Net in the second quarter of 2022 as they were repowered and subsequently sold to a subsidiary of Xcel Energy Inc.

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
ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2022 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $31.5 million for the six months ended June 30, 2023 ($11.9 million for the six months ended June 30, 2022).

2022 Minnesota General Rate Case. On November 1, 2021, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 18 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $108 million in additional revenue.

In an order dated February 28, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis. On March 20, 2023, Minnesota Power filed a petition for reconsideration with the MPUC requesting reconsideration and clarification of certain decisions in the MPUC’s order. Minnesota Power’s petition included requesting reconsideration of the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset as well as clarification on interim rate treatment for sales to certain customers that did not operate during 2022. The MPUC denied the requests for reconsideration in an order dated May 15, 2023, and provided clarification in support of the interim rate refund treatment for sales to certain customers that did not operate during 2022.

Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. Minnesota Power has recorded a reserve for an interim rate refund of $31.8 million pre-tax as of June 30, 2023 ($18.4 million as of December 31, 2022), which is subject to MPUC approval of Minnesota Power’s compliance filing and interim rate refund calculation that was submitted to the MPUC on June 14, 2023.

On June 14, 2023, Minnesota Power filed notice with the Minnesota Court of Appeals (Court) to appeal specific aspects of the MPUC’s rate case orders. Minnesota Power is appealing the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. We are unable to predict the outcome of this proceeding.

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

Fuel Adjustment Clause. Minnesota Power incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $13 million regulatory asset in 2022. Minnesota Power requested recovery of the regulatory asset over 12 months as part of its annual true-up filing submitted to the MPUC on March 1, 2023, which was approved by the MPUC in an order dated July 31, 2023. We expect to begin recovery of the regulatory asset in the third quarter of 2023.

Minnesota Power has incurred lower fuel and purchased power costs in 2023 than those factored in its fuel adjustment forecast filed in May 2022 for 2023, which resulted in the recognition of an $17.8 million regulatory liability as of June 30, 2023.

Energy Conservation and Optimization (ECO) Plan. On April 3, 2023, Minnesota Power submitted its 2022 ECO, formally known as the conservation improvement program, annual filing detailing Minnesota Power’s ECO plan results and proposed financial incentive, which was approved by the MPUC at a hearing on July 20, 2023. As a result, Minnesota Power recognized revenue of $2.2 million for the approved financial inventive in the third quarter of 2023. A financial incentive of $1.9 million was recognized in the second quarter of 2022 upon approval by the MPUC of Minnesota Power’s 2021 ECO annual filing. The financial incentives are recognized in the period in which the MPUC approves the filing.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

On June 30, 2023, Minnesota Power submitted its triennial filing for 2024 through 2026 to the MPUC and Minnesota Department of Commerce, which outlines Minnesota Power’s ECO spending and energy-saving goals for those years. Minnesota Power’s investment goals are $12.5 million for 2024, $12.7 million for 2025 and $12.8 million for 2026, subject to MPUC and Minnesota Department of Commerce approval.

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

Regulatory Assets and Liabilities	June 30, 2023	December 31, 2022
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$15.7	$25.6
Total Current Regulatory Assets	$15.7	$25.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Plans	$223.6	$225.9
Income Taxes	93.3	97.6
Cost Recovery Riders	42.4	41.2
Asset Retirement Obligations	36.6	35.6
Taconite Harbor (b)	27.1	—
Fuel Adjustment Clause	5.4	14.5
Manufactured Gas Plant	14.3	15.1
PPACA Income Tax Deferral	4.0	4.1
Other	7.8	7.0
Total Non-Current Regulatory Assets	$454.5	$441.0

Current Regulatory Liabilities (c)
Provision for Interim Rate Refund (d)	$31.8	$18.4
Transmission Formula Rates Refund	2.5	4.9
Other	2.1	0.1
Total Current Regulatory Liabilities	$36.4	$23.4
Non-Current Regulatory Liabilities
Income Taxes	$320.7	$332.5
Wholesale and Retail Contra AFUDC	79.3	80.7
Plant Removal Obligations	63.7	60.0
Fuel Adjustment Clause	17.8	—
North Dakota Investment Tax Credits	16.6	16.9
Defined Benefit Pension and Other Postretirement Benefit Plans	13.8	17.6
Non-Jurisdictional Land Sales	12.7	7.5
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Other	6.7	4.2
Total Non-Current Regulatory Liabilities	$538.0	$526.1
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
ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2022	$165.4
Cash Investments	4.3
Equity in ATC Earnings	11.6
Distributed ATC Earnings	(9.3)
Amortization of the Remeasurement of Deferred Income Taxes	0.7
Equity Investment Balance as of June 30, 2023	$172.7

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2022	$157.3
Equity in Nobles 2 Earnings (a)	(0.2)
Distributed Nobles 2 Earnings	(2.3)
Equity Investment Balance as of June 30, 2023	$154.8
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $5.9 million related to its investment in Nobles 2.

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

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023, and December 31, 2022. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of June 30, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.4	—	—	$8.4
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.7	—	5.7
Cash Equivalents	5.8	—	—	5.8
Total Fair Value of Assets	$14.2	$5.7	—	$19.9

Liabilities
Deferred Compensation (c)	—	$16.2	—	$16.2
Total Fair Value of Liabilities	—	$16.2	—	$16.2

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.7	—	—	$7.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$5.7	—	5.7
Cash Equivalents	4.2	—	—	4.2
Total Fair Value of Assets	$11.9	$5.7	—	$17.6

Liabilities
Deferred Compensation (c)	—	$15.0	—	$15.0
Total Fair Value of Liabilities	—	$15.0	—	$15.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of June 30, 2023, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.2 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.4 million and in five or more years was $0.4 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
June 30, 2023	$1,801.3	$1,647.9
December 31, 2022	$1,929.1	$1,782.7
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2023, and the year ended December 31, 2022, there were no indicators of impairment for these non-financial assets.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations or for facilities without long-term contracts for their entire output. A continued decline or volatility in energy prices or lower wind resource expectations could result in a future impairment.

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2023, and December 31, 2022:

June 30, 2023	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$106.8	$(0.1)	$106.7
Long-Term Debt	1,694.5	(8.6)	1,685.9
Total Debt	$1,801.3	$(8.7)	$1,792.6

December 31, 2022	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$272.7	$(0.1)	$272.6
Long-Term Debt	1,656.4	(8.2)	1,648.2
Total Debt	$1,929.1	$(8.3)	$1,920.8

We had $17.8 million outstanding in standby letters of credit and $29.4 million outstanding draws under our lines of credit as of June 30, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

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

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2023, our ratio was approximately 0.37 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2023, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

Square Butte PPA. As of June 30, 2023, Square Butte had total debt outstanding of $182.4 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2023, was $44.0 million ($41.0 million for the same period in 2022). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.7 million ($2.6 million for the same period in 2022). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. The EPA’s CSAPR Update Rule issued in March 2021 revising the 2016 CSAPR Update does not apply to the state of Minnesota and is therefore not currently projected to affect Minnesota Power’s CSAPR compliance. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation, including the EPA’s new Good Neighbor Plan published June 5, 2023, to modify certain aspects of the CSAPR’s program scope and extent.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it would reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS. On January 6, 2023, the EPA announced a proposed rule to revise the primary annual particulate matter NAAQS from its current level while retaining the other primary and secondary particulate matter NAAQS. A final rule is expected by the end of 2023. The EPA also announced in October 2021 that it was reconsidering the 2020 Ozone NAAQS rule finalized in December 2020, and issued an initial draft policy assessment on April 28, 2022, recommending retention of the current standard. A second version of the draft policy assessment was then published for public comment on March 1, 2023. The EPA plans to finalize this 2023 policy assessment and to issue a notice of proposed rulemaking for a 2020 ozone NAAQS revision rule during 2024. Anticipated compliance costs related to the proposed and expected NAAQS revisions cannot yet be estimated; however, costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

EPA Good Neighbor Plan for 2015 Ozone NAAQS. On June 5, 2023, the EPA published a final rule in the Federal Register, the Good Neighbor Plan, to address regional ozone transport for the 2015 Ozone NAAQS by reducing NOx emissions during the period of May 1 through September 30 (ozone season). This rule addresses certain good neighbor or interstate transport provisions of the Clean Air Act relative to the 2015 Ozone NAAQS. In the justification for the final rule, the EPA asserts that 23 states, including Minnesota, are modeled as significant contributors to downwind states’ challenges in attaining or maintaining ozone NAAQS compliance within their state borders. The Good Neighbor Plan is designed to resolve this interstate transport issue by implementing a variety of NOx reduction strategies, including federal implementation plan requirements, NOx emission limitations, and ozone season allowance program requirements, beginning during the 2023 ozone season and sixty days after the final rule is published in the Federal Register. The final rule imposes restrictions on fossil-fuel fired power plants in 22 states and on certain industrial sources in 20 states. Implementation of the rule will occur in part through changes to the existing CSAPR program for power plants.

Minnesota Power previously submitted public comments to the EPA on the April 2022 proposed Good Neighbor Plan. Concerns noted by Minnesota Power and other entities included the technical accuracy of the EPA’s assumptions and methods used to identify Minnesota as a significant contributor state, as well as the proposed rule’s intended timeline. On February 13, 2023, the EPA also published its final rule to partially disapprove the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, and to disapprove 19 other SIP submissions. The SIP final action subjects Minnesota to the final Good Neighbor Plan and associated compliance costs will be known when the final SIP rule evaluation and implementation has been completed. On April 14, 2023, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA and a petition for judicial review to the U. S. Court of Appeals for the Eighth Circuit (Eighth Circuit Court). The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP, including the rulemaking process, air modeling practices and other emissions inventory aspects. On May 31, 2023, the parties filed a motion to stay the SIP disapproval with the Eighth Circuit Court, which granted the stay on July 5, 2023, which prevents the Good Neighbor Plan from taking effect in Minnesota while the stay remains in effect. The Company therefore does not currently anticipate that the state of Minnesota will be subject to compliance obligations for the 2023 ozone season, which would have went into effect on August 4, 2023. Future compliance obligations will depend on the eventual resolution of the stay and appeal. Anticipated compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval status, implementation timing, allowance costs and facility emissions during the ozone season; however, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters (Industrial Boiler MACT) Rule. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2013 with compliance required at major existing sources in 2016. Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center are subject to this rule. Compliance with the Industrial Boiler MACT Rule consisted largely of adjustments to fuels and operating practices and compliance costs were not material. Subsequent to this initial rulemaking, litigation from 2016 through 2018 resulted in court orders directing that the EPA reconsider certain aspects of the regulation including the basis for and numerical value of several different emission limits. On October 6, 2022, the EPA published a final rule in the Federal Register incorporating these changes. The rule became effective on December 5, 2022, imposing a compliance deadline of October 6, 2025. Minnesota Power’s review of this new rule indicates that the revisions should not significantly impact its affected units. As such, compliance costs associated with the new Industrial Boiler MACT Rule are not currently expected to be material; however, Minnesota Power would seek recovery of additional costs through a rate proceeding.

EPA Mercury and Air Toxics Standards (MATS) Rule. On April 24, 2023, the EPA published a proposed revision to the existing MATS Rule as part of its mandatory 2020 MATS review. In this proposed rule, the EPA is proposing to alter certain compliance and operational requirements, and to lower several emission limits including filterable particulate matter as well as mercury for lignite units. Compliance would be due in the 2026 to 2027 timeframe. The MATS regulation applies at Minnesota Power’s Boswell facility, which is currently well-controlled for these emissions and is in full compliance with existing requirements. Initial review of this draft regulation indicates that compliance costs should not be material based on the proposed revision. The EPA expects to issue the final rule in March 2024. Compliance costs cannot yet be estimated; however, recovery of any additional costs would be sought through a rate proceeding.

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

EPA Regulation of GHG Emissions. On May 23, 2023, the EPA published in the Federal Register a proposal for five separate regulatory actions under Section 111 of the Clean Air Act (CAA) addressing greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units (EGUs). The EPA is proposing revised new source performance standards (NSPS) for new, modified and reconstructed EGUs (Section 111(b) of the CAA) as well as emission guidelines for certain existing (Section 111(d) of the CAA) EGUs. The EPA is also proposing in this action to officially repeal the predecessor regulation “Affordable Clean Energy Rule”, first issued in 2019 and later vacated in 2021. We are analyzing the proposed new regulations to assess potential impacts of the draft Section 111 rules, which would apply to several Company assets including existing EGUs at the Boswell and Laskin as well as the proposed combined cycle natural gas-fired generating facility, NTEC. The draft rules are open for public comment until August 8, 2023, and the EPA’s Spring 2023 unified agenda identifies the EPA’s goal of issuing final regulations in April 2024. We will continue to monitor this GHG rulemaking and analyze its potential impacts to our existing and proposed thermal generating facilities, and may submit comments on the proposed rules. Minnesota Power continues implementing its EnergyForward strategic plan that provides for significant emissions reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. We are unable to predict compliance costs due to the draft status of the rules and the need for a state implementation plan for Section 111(d) existing units; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

On March 29, 2023, the EPA published a proposed new ELG rule in the Federal Register to update the 2020 ELGs; the public comment period was open until May 30, 2023. In the proposed rule, the EPA is revising ELGs for existing sources, including establishing zero discharge limitations for BATW and FGD wastewater; new limits for combustion residual leachate; and allowing states to set discharge limits for legacy wastewater in surface impoundments based on best professional judgement. The rule proposes to preserve flexibility and maintain exemptions for units permanently ceasing coal combustion by 2028, and adds a new category for units that have already complied with the 2020 ELG rule and which will retire by 2032. Additionally, the EPA is encouraging state permitting authorities to conduct functional equivalency tests for facilities with landfills or CCR surface impoundments to identify groundwater to surface water point source discharges. More stringent limitations would apply where point source discharges occur.

Bottom ash transport and FGD wastewater ELGs are not expected to have a significant impact on Minnesota Power operations. Boswell, where these ELGs are applicable, completed conversion to dry bottom ash handling and installed a FGD dewatering system in September 2022. The dry conversion projects eliminated bottom ash transport water and minimized wastewater from the FGD system. Re-use and onsite consumption is planned for the remaining FGD waste stream and for dewatering legacy wastewater from Boswell’s existing impoundments.

The EPA’s reconsideration of legacy wastewater and leachate discharge requirements has the potential to impact dewatering associated with the closed impoundment at Laskin and the closed Taconite Harbor dry ash landfill.

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

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published the final rule (2015 Rule) regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule includes additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to be incurred primarily over the next 12 years and be between approximately $65 million and $120 million. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing costs through evaluation of beneficial re-use and recycling of CCR and CCR-related waters. In 2017, the EPA announced its intention to formally reconsider the CCR rule under Subtitle D of the RCRA. In March 2018, the EPA published the first phase of the proposed rule revisions in the Federal Register. In 2018, the EPA finalized revisions to elements of the CCR rule, including extending certain deadlines by two years, the establishment of alternative groundwater protection standards for certain constituents and the potential for risk-based management options at facilities based on site characteristics. In 2018, the U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule. The court decision resulted in a change to the status of three existing clay-lined impoundments at Boswell that must now be considered unlined. The EPA proposed additional rule revisions in 2019 to address outstanding issues from litigation and closure timelines for unlined impoundments, respectively. The first of these rules, CCR Part A Rule, was finalized in September 2020. The Part A Rule revision requires unlined impoundments to cease disposal of waste as soon as technically feasible but no later than April 11, 2021. Upon completion of dry ash conversion activities, Boswell ceased disposal in both impoundments in September 2022. Both impoundments are now inactive and have initiated closure.

On May 17, 2023, the EPA released a proposed rule for CCR legacy surface impoundments. The proposal expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units, which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The proposed rule was published in the Federal Register on May 18, 2023, and the 60-day public comment period ended on July 17, 2023. The EPA is proposing to require that all generating facilities evaluate and identify all past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring and implement groundwater corrective actions as necessary. This rule has the potential to impact Boswell and Laskin. Compliance costs for Minnesota Power facilities cannot be estimated at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Additionally, the EPA released a proposed CCR Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations and other CCR regulatory revisions. Portions of the Part B rule addressing alternative liner equivalency standards were finalized in November 2020. According to the EPA’s updated spring 2023 regulatory agenda, finalization of the remainder of the proposed Part B rule has been moved to the agency’s long-term agenda. The final federal permit rule is still expected in late-2023. The final federal permit rule will finalize procedures for implementing a CCR federal permit program.

Other Environmental Matters.

Manufactured Gas Plant Site. SWL&P continues working with the Wisconsin Department of Natural Resources (WDNR) to address and remediate environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. As of June 30, 2023, we have recorded a liability of approximately $9 million for remediation costs at this site. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2025.

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of June 30, 2023, we had $161.9 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of June 30, 2023, we had $22.2 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO, the NDPSC and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have various PSAs in place for some or all of their output that expire in various years between 2024 and 2039. As of June 30, 2023, ALLETE Clean Energy has $105.6 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities developed for others. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

BNI Energy. As of June 30, 2023, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of June 30, 2023, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of June 30, 2023, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

In the first quarter of 2023, an ALLETE Clean Energy subsidiary initiated arbitration proceedings seeking damages against a counterparty for non-performance under a contract. Arbitration hearings were held in June and July 2023 with a decision expected in the third quarter of 2023. We are unable to predict the outcome of the arbitration proceedings.

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2023			2022
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$51.5		$51.5	$37.6		$37.6
Average Common Shares	57.3	0.1	57.4	56.1	—	56.1
Earnings Per Share	$0.90		$0.90	$0.67		$0.67
Six Months Ended June 30,
Net Income Attributable to ALLETE	$109.7		$109.7	$103.9		$103.9
Average Common Shares	57.3	0.1	57.4	54.9	—	54.9
Earnings Per Share	$1.91		$1.91	$1.89		$1.89

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Millions
Current Income Tax Expense (a)
Federal	$3.0	—	$8.6	—
State	3.2	—	5.4	$0.1
Total Current Income Tax Expense	$6.2	—	$14.0	$0.1
Deferred Income Tax Expense (Benefit)
Federal (b)	$(7.8)	$(3.7)	$(16.1)	$(12.3)
State	1.3	(4.5)	3.4	0.3
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.2)	(0.3)
Total Deferred Income Tax Benefit	$(6.6)	$(8.3)	$(12.9)	$(12.3)
Total Income Tax Expense (Benefit)	($0.4)	$(8.3)	$1.1	$(12.2)
(a)For the quarter and six months ended June 30, 2022, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation. For the quarter and six months ended June 30, 2023, the federal current tax expense was partially offset by production tax credits.
(b)For the quarter and six months ended June 30, 2023 and 2022, the federal income tax benefit is primarily due to production tax credits.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30		June 30
Rate to Total Income Tax Expense	2023	2022	2023	2022
Millions
Income Before Income Taxes	$40.3	$12.5	$79.4	$55.1
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$8.5	$2.6	$16.7	$11.6
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	3.6	1.6	7.0	5.5
Deferred Revaluation – Net of Federal Income Tax Benefit	—	(5.2)	—	(5.2)
Production Tax Credits (a)	(10.2)	(7.1)	(20.6)	(24.7)
Investment Tax Credits (a)	(1.4)	—	(3.6)	—
Regulatory Differences – Excess Deferred Tax	(2.4)	(1.4)	(5.2)	(5.2)
Non-Controlling Interest in Subsidiaries	2.1	3.2	5.9	7.0
Other	(0.6)	(2.0)	0.9	(1.2)
Total Income Tax Expense (Benefit)	$(0.4)	$(8.3)	$1.1	$(12.2)
(a)For the quarter and six months ended June 30, 2023, the credits are presented net of any estimated discount on the sale of certain credits.

For the six months ended June 30, 2023, the effective tax rate was an expense of 1.4 percent (benefit of 22.1 percent for the six months ended June 30, 2022). The effective tax rates for 2023 and 2022 were primarily impacted by production tax credits.

Uncertain Tax Positions. As of June 30, 2023, we had gross unrecognized tax benefits of $1.1 million ($1.3 million as of December 31, 2022). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

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

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2023	2022	2023	2022
Millions
Quarter Ended June 30,
Service Cost	$1.6	$2.4	$0.5	$0.7
Non-Service Cost Components (a)
Interest Cost	10.1	6.8	1.5	1.1
Expected Return on Plan Assets	(11.0)	(10.3)	(2.8)	(2.4)
Amortization of Prior Service Credits	—	(0.1)	(1.7)	(1.9)
Amortization of Net Loss	1.5	2.6	(0.6)	0.1
Net Periodic Benefit Cost (Credit)	$2.2	$1.4	$(3.1)	$(2.4)

Six Months Ended June 30,
Service Cost	$3.2	$4.8	$1.1	$1.5
Non-Service Cost Components (a)
Interest Cost	20.2	13.5	3.0	2.2
Expected Return on Plan Assets	(21.9)	(20.7)	(5.6)	(4.8)
Amortization of Prior Service Credits	—	(0.1)	(3.5)	(3.8)
Amortization of Net Loss	2.9	5.8	(1.1)	0.2
Net Periodic Benefit Cost (Credit)	$4.4	$3.3	$(6.1)	$(4.7)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2023, we contributed $6.5 million in cash to the defined benefit pension plans (none for the six months ended June 30, 2022); we expect to contribute an additional approximately $10 million to our defined benefit pension plans in 2023. For the six months ended June 30, 2023 and 2022, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2023.

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

ALLETE, Inc. Second Quarter 2023 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
Millions
Operating Revenue
Regulated Operations
Residential	$36.0	$40.6	$85.4	$96.6
Commercial	44.0	44.4	91.7	92.7
Municipal	7.6	10.0	16.5	22.1
Industrial	140.2	150.6	285.1	298.4
Other Power Suppliers	36.3	36.9	72.2	77.9
Other	28.1	26.2	53.9	50.0
Total Regulated Operations	292.2	308.7	604.8	637.7

ALLETE Clean Energy
Long-term PSA	13.2	18.9	31.6	44.3
Sale of Wind Energy Facilities	166.6	—	348.4	—
Other	1.3	2.3	2.6	5.1
Total ALLETE Clean Energy	181.1	21.2	382.6	49.4

Corporate and Other
Long-term Contract	23.9	21.4	49.4	44.0
Sale of Renewable Development Projects	32.6	14.5	52.4	14.5
Other	3.6	7.3	9.1	11.0
Total Corporate and Other	60.1	43.2	110.9	69.5
Total Operating Revenue	$533.4	$373.1	$1,098.3	$756.6
Net Income Attributable to ALLETE
Regulated Operations	$37.8	$29.6	$78.4	$81.1

ALLETE Clean Energy	3.1	5.8	11.6	22.3

Corporate and Other (a)	10.6	2.2	19.7	0.5
Total Net Income Attributable to ALLETE	$51.5	$37.6	$109.7	$103.9
(a)Net Income in 2022 includes a $4.0 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition and $3.0 million after-tax of transaction costs related to the acquisition of New Energy.

	June 30, 2023	December 31, 2022
Millions
Assets
Regulated Operations	$4,259.8	$4,291.4

ALLETE Clean Energy	1,557.9	1,873.3

Corporate and Other	750.2	680.9
Total Assets	$6,567.9	$6,845.6

ALLETE, Inc. Second Quarter 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2022 Form 10-K, and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q and our 2022 Form 10-K under the headings: “Forward-Looking Statements” located on page 6 and “Risk Factors” located in Part I, Item 1A, beginning on page 24 of our 2022 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2022 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2023, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2023, to the six months ended June 30, 2022.

Net income attributable to ALLETE for the six months ended June 30, 2023, was $109.7 million, or $1.91 per diluted share, compared to $103.9 million, or $1.89 per diluted share, for the same period in 2022. Earnings per share dilution in 2023 was $0.09 due to additional average shares of common stock outstanding in 2023 compared to 2022.

Regulated Operations net income attributable to ALLETE was $78.4 million for the six months ended June 30, 2023, compared to $81.1 million for the same period in 2022. Net income at Minnesota Power was lower than 2022 primarily due to interim rate refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case, and higher operating and maintenance expense. These decreases were partially offset by higher kWh sales to industrial customers and lower property tax expense resulting from the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023. Net income at SWL&P and our after-tax equity earnings in ATC were similar to 2022. (See Note 3. Equity Investments.)

ALLETE, Inc. Second Quarter 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

ALLETE Clean Energy net income attributable to ALLETE was $11.6 million for the six months ended June 30, 2023, compared to $22.3 million for the same period in 2022. Net income in 2023 reflected lower wind resources and availability at its wind energy facilities resulting in lower revenue as well as the impact of net losses attributable to non-controlling interests for tax equity financed wind energy facilities. These decreases were partially offset by the gain on sale of the Red Barn project in 2023 of $4.3 million after-tax. Net income in 2022 included earnings from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s project to repower and sell the Northern Wind project.

Corporate and Other net income attributable to ALLETE was $19.7 million for the six months ended June 30, 2023, compared to $0.5 million for the same period in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects closed during 2023 and the impact of purchase price accounting in 2022. Net income from New Energy in 2023 was $11.5 million. The net loss from New Energy in 2022 was $1.1 million, which included a $4.0 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2023 also reflects earnings from Minnesota solar projects placed into service in the fourth quarter of 2022 and second quarter of 2023. Net income in 2022 included transaction costs of $3.0 million after-tax related to the acquisition of New Energy in April 2022.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2023 AND 2022

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2023	2022
Millions
Operating Revenue – Utility	$292.2	$308.7
Fuel, Purchased Power and Gas – Utility	107.6	143.2
Transmission Services – Utility	23.5	18.3
Operating and Maintenance	61.5	57.1
Depreciation and Amortization	44.6	43.6
Taxes Other than Income Taxes	5.6	11.9
Operating Income	49.4	34.6
Interest Expense	(16.2)	(14.4)
Equity Earnings	5.6	5.3
Other Income	2.6	2.8
Income Before Income Taxes	41.4	28.3
Income Tax Expense (Benefit)	3.6	(1.3)
Net Income Attributable to ALLETE	$37.8	$29.6

Operating Revenue – Utility decreased $16.5 million from 2022 primarily due to lower fuel adjustment clause recoveries and interim rate revenue, net of reserves, as well as timing of financial incentives under Minnesota Power’s energy conservation and optimization plan, partially offset by higher cost recovery rider revenue, transmission revenue, kWh sales and FERC formula-based rates.

Fuel adjustment clause revenue decreased $25.7 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Interim retail rate revenue, net of reserves, for Minnesota Power decreased $6.6 million from 2022 primarily due to interim refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case. (See Note 2. Regulatory Matters.)

Financial incentives under Minnesota Power’s energy conservation and optimization plan were $1.9 million lower than 2022 due to the timing of MPUC approval in 2022. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue increased $9.8 million primarily due to fewer production tax credits generated by Minnesota Power. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Transmission revenue increased $4.5 million primarily due to higher MISO-related revenue.

Higher kWh sales increased revenue by $3.9 million from 2022 reflecting higher sales to industrial customers. Sales to industrial customers increased primarily due to higher sales to taconite customers reflecting Cliffs’ Northshore mine being idled in 2022 and resumed partial pellet plant production in April 2023 (see Outlook – Customers – Northshore Mining) as well as sales to ST Paper, which became a large power customer in 2023 (see Outlook – Customers – ST Paper), and higher sales to pipeline and other customers.

Kilowatt-hours Sold			Variance
Quarter Ended June 30,	2023	2022	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	241	245	(4)	(1.6)%
Commercial	320	314	6	1.9%
Industrial	1,778	1,616	162	10.0%
Municipal	110	131	(21)	(16.0)%
Total Retail and Municipal	2,449	2,306	143	6.2%
Other Power Suppliers	786	794	(8)	(1.0)%
Total Regulated Utility Kilowatt-hours Sold	3,235	3,100	135	4.4%

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2023 (34 percent in 2022). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2023 (5 percent in 2022). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2023 (9 percent in 2022).

Revenue from wholesale customers under FERC formula-based rates increased $2.1 million primarily due to higher rates.

Operating Expenses decreased $31.3 million, or 11 percent, from 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $35.6 million, or 25 percent, from 2022 primarily due to lower purchased power prices and fuel costs.

Transmission Services – Utility expense increased $5.2 million, or 28 percent, from 2022 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $4.4 million, or 8 percent, from 2022 primarily due to higher salaries and wages, vegetation management costs and materials purchased for use in generation facilities.

Taxes Other than Income Taxes decreased $6.3 million, or 53 percent, from 2022 primarily due to lower property tax expense resulting from the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023.

Income Tax Expense increased $4.9 million from 2022 primarily due to higher pre-tax income. We expect our annual effective tax rate in 2023 to be an income tax expense compared to a benefit in 2022 primarily due to lower production tax credits.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2023 AND 2022 (Continued)

ALLETE Clean Energy

Quarter Ended June 30,	2023	2022
Millions
Operating Revenue
Contracts with Customers – Non-utility	$179.8	$18.9
Other – Non-utility (a)	1.3	2.3
Cost of Sales – Non-utility	160.7	10.2
Operating and Maintenance	14.3	12.5
Depreciation and Amortization	14.3	14.5
Taxes Other than Income Taxes	1.9	3.1
Operating Loss	(10.1)	(19.1)
Interest Expense	(0.2)	(0.7)
Other Income	1.0	10.3
Loss Before Income Taxes	(9.3)	(9.5)
Income Tax Benefit	(4.2)	(1.5)
Net Loss	(5.1)	(8.0)
Net Loss Attributable to Non-Controlling Interest	(8.2)	(13.8)
Net Income Attributable to ALLETE	$3.1	$5.8
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $159.9 million compared to 2022 primarily due to the sale of ALLETE Clean Energy’s Red Barn project in 2023. This increase was partially offset by lower wind resources at wind energy facilities in all regions in 2023 compared to 2022. Wind availability was down across the nation in 2023 and consequently ALLETE Clean Energy revenue was negatively impacted during the quarter. In 2022, operating revenue also included revenue from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s Northern Wind project.

	Quarter Ended June 30,
	2023		2022
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	41.8	$4.5	58.0	$5.2
Midwest	148.7	4.6	203.5	7.3
South	377.7	2.5	574.8	3.9
West	156.0	2.9	214.4	4.8
Sale of Wind Energy Facility	—	166.6	—	—
Total Production and Operating Revenue	724.2	$181.1	1,050.7	$21.2

Cost of Sales – Non-utility increased $150.5 million from 2022 reflecting the sale of ALLETE Clean Energy’s Red Barn project in 2023. Cost of Sales – Non-utility in 2022 reflected a $10.2 million reserve in the second quarter related to the sale of the Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income and Outlook – ALLETE Clean Energy.)

Operating and Maintenance expense increased $1.8 million from 2022 primarily due to higher contract and professional services in 2023.

Other Income decreased $9.3 million from 2022 primarily due to a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities in 2022. (See Cost of Sales – Non-utility and Outlook – ALLETE Clean Energy.)

Income Tax Benefit increased $2.7 million from 2022 primarily due to lower income from net losses attributable to non-controlling interests for tax equity financed wind energy facilities.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2023 AND 2022 (Continued)
ALLETE Clean Energy (Continued)

Net Loss Attributable to Non-Controlling Interest decreased $5.6 million from 2022 reflecting lower wind resources at our tax equity financed wind energy facilities. This decrease was partially offset by a higher production tax credit value per MWh, as determined by the Internal Revenue Service, in 2023 compared to 2022.

Corporate and Other

Operating Revenue increased $16.9 million from 2022 reflecting higher revenue from New Energy, which was acquired in April 2022, and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2023 compared to 2022.

Net Income Attributable to ALLETE of $10.6 million in 2023 compared to $2.2 million in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects sold and fewer impacts from purchase price accounting in 2023 compared to 2022. Net income from New Energy in 2023 was $7.4 million. The net loss from New Energy in 2022 was $1.1 million, which included a $4.0 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. This increase was partially offset by higher income taxes in 2023. Net income in 2022 included transaction costs of $1.6 million after-tax related to the acquisition of New Energy in April 2022.

Income Taxes – Consolidated

For the quarter ended June 30, 2023, the effective tax rate was an benefit of 1.0 percent (benefit of 66.4 percent for the quarter ended June 30, 2022). The effective tax rate for 2023 was a lower benefit primarily due to higher pre-tax income and lower production tax credits.

We expect our annual effective tax rate in 2023 to be an expense primarily due to lower production tax credits and higher estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2023	2022
Millions
Operating Revenue – Utility	$604.8	$637.7
Fuel, Purchased Power and Gas – Utility	226.2	280.6
Transmission Services – Utility	43.6	38.2
Operating and Maintenance	123.4	115.5
Depreciation and Amortization	89.1	87.0
Taxes Other than Income Taxes	21.5	27.1
Operating Income	101.0	89.3
Interest Expense	(31.7)	(28.3)
Equity Earnings	11.6	10.7
Other Income	5.1	4.6
Income Before Income Taxes	86.0	76.3
Income Tax Expense (Benefit)	7.6	(4.8)
Net Income Attributable to ALLETE	$78.4	$81.1

Operating Revenue – Utility decreased $32.9 million from 2022 primarily due to lower fuel adjustment clause recoveries, kWh sales and interim rate revenue, net of reserves, as well as timing of financial incentives under Minnesota Power’s energy conservation and optimization plan, partially offset by higher cost recovery rider revenue, transmission revenue and FERC formula-based rates.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Fuel adjustment clause revenue decreased $30.4 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Lower kWh sales reduced revenue by $16.0 million from 2022 reflecting lower sales to residential, commercial and municipal customers as well as lower sales to other power suppliers. Sales to residential, commercial and municipal customers decreased from 2022 primarily due to milder weather in 2023 compared to 2022. Sales to municipal customers also decreased as a result of a new contract entered into with Hibbing Public Utilities in 2022 with sales under the new contract now classified under other power suppliers. Sales to industrial customers increased primarily due to higher sales to most taconite customers, sales to ST Paper, which became a large power customer in 2023 (see Outlook – Customers – ST Paper), and higher sales to pipeline and other customers, partially offset by lower sales to Cliffs’ Northshore mine as it was idled beginning in the second quarter of 2022 until it resumed partial pellet plant production in April 2023. (See Outlook – Customers – Northshore Mining.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2023 compared to 2022 primarily due to fewer market sales and lower market prices in 2023 compared to 2022.

Kilowatt-hours Sold			Variance
Six Months Ended June 30,	2023	2022	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	562	600	(38)	(6.3)%
Commercial	667	674	(7)	(1.0)%
Industrial	3,436	3,382	54	1.6%
Municipal	238	289	(51)	(17.6)%
Total Retail and Municipal	4,903	4,945	(42)	(0.8)%
Other Power Suppliers	1,482	1,775	(293)	(16.5)%
Total Regulated Utility Kilowatt-hours Sold	6,385	6,720	(335)	(5.0)%

Revenue from electric sales to taconite customers accounted for 31 percent of regulated operating revenue in 2023 (33 percent in 2022). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2023 (5 percent in 2022). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2023 (9 percent in 2022).

Interim retail rate revenue, net of reserves, for Minnesota Power decreased $13.2 million from 2022 primarily due to interim refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case. Interim rate refund reserves in 2022 were not recognized until the fourth quarter. (See Note 2. Regulatory Matters.)

Financial incentives under Minnesota Power’s energy conservation and optimization plan were $1.9 million lower than 2022 due to the timing of MPUC approval in 2022. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue increased $19.6 million primarily due to fewer production tax credits generated by Minnesota Power. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Transmission revenue increased $6.1 million primarily due to higher MISO-related revenue.

Revenue from wholesale customers under FERC formula-based rates increased $3.5 million primarily due to higher rates.

Operating Expenses decreased $44.6 million, or 8 percent, from 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $54.4 million, or 19 percent, from 2022 primarily due to lower kWh sales, purchased power prices and fuel costs.

Transmission Services – Utility expense increased $5.4 million, or 14 percent, from 2022 primarily due to higher MISO-related expense.
ALLETE, Inc. Second Quarter 2023 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Operating and Maintenance expense increased $7.9 million, or 7 percent, from 2022 primarily due to higher salaries and wages, vegetation management costs, and materials purchased for use in generation facilities. These increases were partially offset by lower benefit costs.

Depreciation and Amortization expense increased $2.1 million, or 2 percent, from 2022 primarily due to a higher plant in service balance in 2023.

Taxes Other than Income Taxes decreased $5.6 million, or 21 percent, from 2022 primarily due to lower property tax expense resulting from the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023.

Income Tax Expense increased $12.4 million from 2022 primarily due to lower production tax credits. We expect our annual effective tax rate in 2023 to be an income tax expense compared to a benefit in 2022 primarily due to lower production tax credits.

ALLETE Clean Energy

Six Months Ended June 30,	2023	2022
Millions
Operating Revenue
Contracts with Customers – Non-utility	$380.0	$44.3
Other – Non-utility (a)	2.6	5.1
Cost of Sales – Non-utility	342.3	10.2
Operating and Maintenance	28.6	23.9
Depreciation and Amortization	28.7	29.9
Taxes Other than Income Taxes	4.8	6.1
Operating Loss	(21.8)	(20.7)
Interest Expense	(0.5)	(1.8)
Other Income	1.2	10.4
Loss Before Income Taxes	(21.1)	(12.1)
Income Tax Benefit	(7.2)	(4.0)
Net Loss	(13.9)	(8.1)
Net Loss Attributable to Non-Controlling Interest	(25.5)	(30.4)
Net Income Attributable to ALLETE	$11.6	$22.3
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $333.2 million from 2022 primarily due to the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023. This increase was partially offset by lower wind resources and availability at wind energy facilities in all regions in 2023 compared to 2022. Wind availability was down across the nation during the second quarter of 2023 and consequently, ALLETE Clean Energy revenue was negatively impacted in 2023. In 2022, operating revenue also included revenue from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s Northern Wind project.

	Six Months Ended June 30,
	2023		2022
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	121.2	$11.9	145.3	$13.2
Midwest	303.9	9.5	491.1	16.9
South	996.6	5.9	1,177.7	8.5
West	353.1	6.9	472.7	10.8
Sale of Wind Energy Facility	—	348.4	—	—
Total Production and Operating Revenue	1,774.8	$382.6	2,286.8	$49.4

ALLETE, Inc. Second Quarter 2023 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (Continued)
ALLETE Clean Energy (Continued)

Cost of Sales – Non-utility increased $332.1 million from 2022 reflecting the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023. Cost of Sales – Non-utility in 2022 reflected a $10.2 million reserve in the second quarter related to the sale of the Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income and Outlook – ALLETE Clean Energy.)

Operating and Maintenance expense increased $4.7 million, or 20 percent, from 2022 primarily due to higher contract and professional services in 2023.

Other Income decreased $9.2 million from 2022 primarily due to a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities in 2022. (See Cost of Sales – Non-utility and Outlook – ALLETE Clean Energy.)

Income Tax Benefit increased $3.2 million from 2022 primarily due to a higher pre-tax loss in 2023 compared to 2022.

Net Loss Attributable to Non-Controlling Interest decreased $4.9 million from 2022 reflecting lower wind resources at our tax equity financed wind energy facilities. This decrease was partially offset by a higher production tax credit value per MWh, as determined by the Internal Revenue Service, in 2023 compared to 2022.

Corporate and Other

Operating Revenue increased $41.4 million, or 60 percent, from 2022 reflecting higher revenue from New Energy, which was acquired in April 2022, and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2023 compared to 2022.

Net Income Attributable to ALLETE was $19.7 million in 2023 compared to $0.5 million in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects closed during 2023 and the impact of purchase price accounting in 2022. Net income from New Energy in 2023 was $11.5 million. The net loss from New Energy in 2022 was $1.1 million, which included a $4.0 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2023 also reflects earnings from Minnesota solar projects placed into service in the fourth quarter of 2022 and second quarter of 2023. Net income in 2022 included transaction costs of $3.0 million after-tax related to the acquisition of New Energy in April 2022.

Income Taxes – Consolidated

For the six months ended June 30, 2023, the effective tax rate was an expense of 1.4 percent (benefit of 22.1 percent for the six months ended June 30, 2022). The effective tax rate for 2023 was an expense primarily due to higher pre-tax income and lower production tax credits.

We expect our annual effective tax rate in 2023 to be an expense primarily due to lower production tax credits and higher estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. In 2021, Minnesota Power announced its vision of delivering 100 percent carbon-free energy by 2050. We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approvals for transmission, renewable and environmental investments, as well as work with regulators to earn a fair rate of return. Minnesota Power plans to file its next rate case in the fourth quarter of 2023.

2022 Minnesota General Rate Case. On November 1, 2021, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 18 percent for retail customers. The rate filing sought a return on equity of 10.25 percent and a 53.81 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $108 million in additional revenue.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

In an order dated February 28, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. Upon commencement of final rates, we expect additional revenue from base rates of approximately $60 million and an additional $10 million in revenue recognized under cost recovery riders on an annualized basis. On March 20, 2023, Minnesota Power filed a petition for reconsideration with the MPUC requesting reconsideration and clarification of certain decisions in the MPUC’s order. Minnesota Power’s petition included requesting reconsideration of the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset as well as clarification on interim rate treatment for sales to certain customers that did not operate during 2022. The MPUC denied the requests for reconsideration in an order dated May 15, 2023, and provided clarification in support of the interim rate refund treatment for sales to certain customers that did not operate during 2022.

Final rates are expected to commence in the third quarter of 2023; interim rates will be collected through this period with reserves recorded as necessary. Minnesota Power has recorded a reserve for an interim rate refund of $31.8 million pre-tax as of June 30, 2023 ($18.4 million as of December 31, 2022), which is subject to MPUC approval of Minnesota Power’s compliance filing and interim rate refund calculation that was submitted to the MPUC on June 14, 2023.

On June 14, 2023, Minnesota Power filed notice with the Minnesota Court of Appeals (Court) to appeal specific aspects of the MPUC’s rate case orders. Minnesota Power is appealing the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. We are unable to predict the outcome of this proceeding.

Industrial and Municipal Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 54 percent of our regulated utility kWh sales in the six months ended June 30, 2023, were made to our industrial customers (50 percent in the six months ended June 30, 2022).

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

Hibbing Taconite. On May 25, 2023, the Minnesota Executive Council approved state mineral leases near Nashwauk, Minnesota, with Hibbing Taconite providing the mine with more than two decades of additional mineral reserves. Prior to the leases being awarded, Hibbing Taconite had proven mineral reserves to support its operations through 2026. Hibbing Taconite has the capability of producing 8 million tons of taconite annually.

Paper, Pulp and Secondary Wood Products.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. ST Paper completed a project at the Duluth Mill to produce tissue and began production early in 2023. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin large power customer service with a minimum term of six years upon start-up of operations. ST Paper has completed start-up of operations and is now a large power customer.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

OUTLOOK (Continued)
Industrial and Municipal Customers and Prospective Additional Load (Continued)

Pipeline and Other Industries.

Cenovus Energy. In 2018, a fire at Cenovus Energy’s refinery in Superior, Wisconsin, which was owned by Husky Energy at that time, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to the refinery in addition to water service. Cenovus Energy announced in April 2023 that it had commenced restart of the facility, and the refinery is expected to resume normal operations in 2023.

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

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Pending regulatory approvals in Minnesota and North Dakota, construction could begin as early as 2024, with an in-service date expected between 2028 and 2030. The project is estimated to cost between $800 million and $900 million.

Northland Reliability Project. Minnesota Power and Great River Energy announced in July 2022, their intent to build a 150-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC in August 2022. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. Planning for the approximately $970 million transmission line, as initially estimated through the MISO planning process, is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. On August 4, 2023, Minnesota Power and Great River Energy submitted an application for a certificate of need and route permit with the MPUC. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

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

ALLETE Clean Energy signed an asset sale agreement for the Red Barn wind project with Wisconsin Public Service Corporation and Madison Gas and Electric Company in 2021. The sale of the Red Barn wind project closed in the second quarter of 2023 at which time ALLETE Clean Energy received cash proceeds of approximately $160 million and recorded a gain on sale of $4.3 million after-tax.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

OUTLOOK (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2023, we had cash and cash equivalents of $47.9 million, $421.0 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 35 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2023	%	December 31, 2022	%
Millions
ALLETE Equity	$2,734.1	53	$2,691.9	51
Non-Controlling Interest in Subsidiaries	634.4	12	656.4	12
Short-Term and Long-Term Debt (a)	1,801.3	35	1,929.1	37
	$5,169.8	100	$5,277.4	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30	2023	2022
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$40.2	$47.7
Cash Flows provided by (used in)
Operating Activities	331.6	(7.9)
Investing Activities	(131.3)	(247.2)
Financing Activities	(189.4)	289.1
Change in Cash, Cash Equivalents and Restricted Cash	10.9	34.0
Cash, Cash Equivalents and Restricted Cash at End of Period	$51.1	$81.7

Operating Activities. Cash provided by operating activities was higher in 2023 compared to 2022. Cash provided by operating activities in 2023 reflected cash proceeds from the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects which were sold to third parties in 2023, as well as lower payments for inventories compared to 2022 primarily related to the Northern Wind and Red Barn projects. Cash provided by operating activities in 2023 also increased due to the timing of recovery under Minnesota Power’s fuel adjustment clause.

Investing Activities. Cash used in investing activities was lower in 2023 compared to 2022. Cash used in investing activities in 2022 reflected cash payments for the acquisition of New Energy.

Financing Activities. Cash used in financing activities in 2023 reflected lower proceeds from the issuance of common stock and the issuance of long-term debt, and lower proceeds from the issuance of non-controlling interest in subsidiaries compared to 2022.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2023, we had consolidated bank lines of credit aggregating $468.1 million ($475.7 million as of December 31, 2022), the majority of which expire in January 2026. We had $17.8 million outstanding in standby letters of credit and $29.4 million outstanding draws under our lines of credit as of June 30, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). As of June 30, 2023, we also had $144.1 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of June 30, 2023, we had 2.8 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the six months ended June 30, 2023, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $7.7 million (0.2 million shares were issued for the six months ended June 30, 2022, resulting in net proceeds of $8.3 million).

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

Capital Requirements. For the six months ended June 30, 2023, capital expenditures totaled $110.6 million ($94.0 million for the six months ended June 30, 2022). The expenditures were primarily made in the Regulated Operations segment. In addition, we incurred costs of approximately $25 million in 2023 related to ALLETE Clean Energy’s projects to develop and sell wind energy facilities.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

Employees.

As of June 30, 2023, ALLETE had 1,559 employees, of which 1,495 were full-time.

Minnesota Power and SWL&P have an aggregate of 479 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2026, for Minnesota Power and January 31, 2024, for SWL&P.

BNI Energy has 179 employees, of which 129 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2023, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. Second Quarter 2023 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2023, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.4 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2023.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2023, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ALLETE, Inc. Second Quarter 2023 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders. At its meeting on July 28, 2023, our Board of Directors determined to hold future non-binding shareholder advisory votes on executive compensation on an annual basis until the next non-binding advisory vote on the frequency of shareholder votes on executive compensation. Such determination is consistent with the previous recommendation of the Board of Directors and the preference of Company shareholders, as represented by their votes at the annual meeting of shareholders on May 9, 2023.

Trading Plans. During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit Number
4	Forty-Fourth Supplemental Indenture, dated as of April 27, 2023, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Janet Lee, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated August 8, 2023, announcing 2023 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Second Quarter 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 8, 2023	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. Second Quarter 2023 Form 10-Q