Form 10-Q
period 2023-09-30
ALLETE INC
filed 2023-11-02
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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

Common Stock, without par value,
57,477,405 shares outstanding
as of September 30, 2023

ALLETE, Inc. Third Quarter 2023 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ATC	American Transmission Company LLC
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
ALLETE, Inc. Third Quarter 2023 Form 10-Q

Abbreviation or Acronym	Term
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
SO2	Sulfur Dioxide
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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
ALLETE, Inc. Third Quarter 2023 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2023	December 31, 2022
Millions
Assets
Current Assets
Cash and Cash Equivalents	$125.5	$36.4
Accounts Receivable (Less Allowance of $1.5 and $1.6)	119.6	137.9
Inventories – Net	180.3	455.9
Prepayments and Other	77.8	87.8
Total Current Assets	503.2	718.0
Property, Plant and Equipment – Net	4,996.8	5,004.0
Regulatory Assets	443.3	441.0
Equity Investments	329.7	322.7
Goodwill and Intangible Assets – Net	155.5	155.6
Other Non-Current Assets	216.3	204.3
Total Assets	$6,644.8	$6,845.6
Liabilities and Equity
Liabilities
Current Liabilities
Accounts Payable	$112.3	$103.0
Accrued Taxes	63.5	69.1
Accrued Interest	16.2	20.5
Long-Term Debt Due Within One Year	111.0	272.6
Other	110.5	251.0
Total Current Liabilities	413.5	716.2
Long-Term Debt	1,686.1	1,648.2
Deferred Income Taxes	171.2	158.1
Regulatory Liabilities	549.3	526.1
Defined Benefit Pension and Other Postretirement Benefit Plans	164.2	179.7
Other Non-Current Liabilities	263.8	269.0
Total Liabilities	3,248.1	3,497.3
Commitments, Guarantees and Contingencies (Note 6)
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.5 and 57.2 Shares Issued and Outstanding	1,797.2	1,781.5
Accumulated Other Comprehensive Loss	(24.5)	(24.4)
Retained Earnings	1,013.9	934.8
Total ALLETE Equity	2,786.6	2,691.9
Non-Controlling Interest in Subsidiaries	610.1	656.4
Total Equity	3,396.7	3,348.3
Total Liabilities and Equity	$6,644.8	$6,845.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$314.3	$322.6	$919.1	$960.3
Contracts with Customers – Non-utility	63.2	64.5	554.1	178.3
Other – Non-utility	1.3	1.2	3.9	6.3
Total Operating Revenue	378.8	388.3	1,477.1	1,144.9
Operating Expenses
Fuel, Purchased Power and Gas – Utility	124.9	136.8	350.8	417.4
Transmission Services – Utility	22.7	19.3	66.3	57.5
Cost of Sales – Non-utility	33.0	38.4	436.7	96.9
Operating and Maintenance	83.6	83.2	254.2	238.1
Depreciation and Amortization	63.1	58.7	188.2	181.4
Taxes Other than Income Taxes	15.5	18.5	43.1	53.1
Total Operating Expenses	342.8	354.9	1,339.3	1,044.4
Operating Income	36.0	33.4	137.8	100.5
Other Income (Expense)
Interest Expense	(20.5)	(18.4)	(60.9)	(55.3)
Equity Earnings	4.7	2.3	16.1	13.1
Other	68.7	2.3	75.3	16.4
Total Other Income (Expense)	52.9	(13.8)	30.5	(25.8)
Income Before Income Taxes	88.9	19.6	168.3	74.7
Income Tax Expense (Benefit)	19.3	(7.2)	20.4	(19.4)
Net Income	69.6	26.8	147.9	94.1
Net Loss Attributable to Non-Controlling Interest	(16.3)	(6.9)	(47.7)	(43.5)
Net Income Attributable to ALLETE	$85.9	$33.7	$195.6	$137.6
Average Shares of Common Stock
Basic	57.4	57.1	57.3	55.5
Diluted	57.5	57.2	57.4	55.6
Basic Earnings Per Share of Common Stock	$1.50	$0.59	$3.41	$2.48
Diluted Earnings Per Share of Common Stock	$1.49	$0.59	$3.41	$2.48
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Millions
Net Income	$69.6	$26.8	$147.9	$94.1
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $—, $—, $0.1 and $(0.2)	—	—	0.1	(0.4)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense (Benefit) of $—, $0.1, $(0.1) and $0.2	(0.1)	0.1	(0.2)	0.4
Total Other Comprehensive Income (Loss)	(0.1)	0.1	(0.1)	—
Total Comprehensive Income	69.5	26.9	147.8	94.1
Net Loss Attributable to Non-Controlling Interest	(16.3)	(6.9)	(47.7)	(43.5)
Total Comprehensive Income Attributable to ALLETE	$85.8	$33.8	$195.5	$137.6
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2023	2022
Millions
Operating Activities
Net Income	$147.9	$94.1
Adjustments to Reconcile Net Income to Cash provided by (used in) Operating Activities:
AFUDC – Equity	(2.5)	(2.4)
Income from Equity Investments – Net of Dividends	0.6	3.8
Loss on Investments and Property, Plant and Equipment	0.6	2.1
Depreciation Expense	188.2	181.3
Amortization of PSAs	(3.9)	(6.3)
Amortization of Other Intangible Assets and Other Assets	5.3	6.3
Deferred Income Tax Benefit	1.3	(19.7)
Share-Based and ESOP Compensation Expense	4.3	4.2
Defined Benefit Pension and Postretirement Benefit	(2.5)	(2.2)
Fuel Adjustment Clause	53.8	(3.5)
Bad Debt Expense	1.2	1.4
Provision for Interim Rate Refund	21.0	—
Residential Interim Rate Adjustment	—	(5.9)
Changes in Operating Assets and Liabilities
Accounts Receivable	17.2	3.2
Inventories	275.6	(261.4)
Prepayments and Other	0.6	(7.7)
Accounts Payable	(8.0)	8.0
Other Current Liabilities	(167.9)	63.5
Cash Contributions to Defined Benefit Pension Plans	(17.3)	—
Changes in Regulatory and Other Non-Current Assets	4.1	28.0
Changes in Regulatory and Other Non-Current Liabilities	0.4	(5.6)
Cash provided by Operating Activities	520.0	81.2
Investing Activities
Proceeds from Sale of Available-for-sale Securities	0.5	1.7
Payments for Purchase of Available-for-sale Securities	(0.8)	(1.7)
Acquisition of Subsidiaries - Net of Cash & Restricted Cash Acquired	—	(155.0)
Payments for Equity Method Investments	(6.6)	(5.1)
Additions to Property, Plant and Equipment	(184.1)	(153.5)
Other Investing Activities	(9.6)	2.5
Cash used in Investing Activities	(200.6)	(311.1)
Financing Activities
Proceeds from Issuance of Common Stock	11.4	244.4
Equity Issuance Costs	—	(8.1)
Proceeds from Issuance of Short-Term and Long-Term Debt	409.8	710.5
Repayments of Short-Term and Long-Term Debt	(533.4)	(761.0)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	9.9	155.7
Distributions to Non-Controlling Interest	(8.5)	—
Dividends on Common Stock	(116.5)	(108.6)
Other Financing Activities	(1.1)	(2.1)
Cash provided by (used in) Financing Activities	(228.4)	230.8
Change in Cash, Cash Equivalents and Restricted Cash	91.0	0.9
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40.2	47.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$131.2	$48.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2023 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Millions Except Per Share Amounts
Common Stock
Balance, Beginning of Period	$1,791.6	$1,771.7	$1,781.5	$1,536.7
Common Stock Issued	5.6	5.5	15.7	240.5
Balance, End of Period	1,797.2	1,777.2	1,797.2	1,777.2

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(24.4)	(23.9)	(24.4)	(23.8)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	—	—	0.1	(0.4)
Defined Benefit Pension and Other Postretirement Plans	(0.1)	0.1	(0.2)	0.4
Balance, End of Period	(24.5)	(23.8)	(24.5)	(23.8)

Retained Earnings
Balance, Beginning of Period	966.9	932.6	934.8	900.2
Net Income Attributable to ALLETE	85.9	33.7	195.6	137.6
Common Stock Dividends	(38.9)	(37.1)	(116.5)	(108.6)
Balance, End of Period	1,013.9	929.2	1,013.9	929.2

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	634.4	678.5	656.4	533.2
Proceeds from Non-Controlling Interest in Subsidiaries – Net	—	—	9.9	182.9
Net Loss Attributable to Non-Controlling Interest	(16.3)	(6.9)	(47.7)	(43.5)
Distributions to Non-Controlling Interest	(8.0)	(0.3)	(8.5)	(1.3)
Balance, End of Period	610.1	671.3	610.1	671.3

Total Equity	$3,396.7	$3,353.9	$3,396.7	$3,353.9

Dividends Per Share of Common Stock	$0.6775	$0.65	$2.0325	$1.95
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements pursuant to such rules and regulations. Similarly, the December 31, 2022, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2023. For further information, refer to the Consolidated Financial Statements and notes included in our 2022 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2023, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	September 30, 2023	December 31, 2022	September 30, 2022	December 31, 2021
Millions
Cash and Cash Equivalents	$125.5	$36.4	$42.1	$45.1
Restricted Cash included in Prepayments and Other	3.3	1.5	4.2	0.3
Restricted Cash included in Other Non-Current Assets	2.4	2.3	2.3	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$131.2	$40.2	$48.6	$47.7

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	September 30, 2023	December 31, 2022
Millions
Fuel (a)	$33.0	$33.4
Materials and Supplies	115.4	75.1
Renewable Energy Facilities Under Development (b)	31.9	347.4
Total Inventories – Net	$180.3	$455.9
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of September 30, 2023, consists primarily of project costs related to renewable energy development projects at New Energy. As of December 31, 2022, it consisted primarily of project costs related to ALLETE Clean Energy’s Northern Wind and Red Barn wind projects sold in the first quarter of 2023 and second quarter of 2023, respectively. (See Other Current Liabilities.)
Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of September 30, 2023 ($154.9 million as of December 31, 2022). There have been no changes to goodwill by reportable segment for the quarter and nine months ended September 30, 2023.
ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	September 30, 2023	December 31, 2022
Millions
Contract Assets (a)	$19.1	$21.0
Operating Lease Right-of-use Assets	11.6	12.7
Finance Lease Right-of-use Assets	2.1	—
ALLETE Properties	19.4	19.1
Restricted Cash	2.4	2.3
Other Postretirement Benefit Plans	60.2	58.8
Other	101.5	90.4
Total Other Non-Current Assets	$216.3	$204.3
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	September 30, 2023	December 31, 2022
Millions
Customer Deposits (a)	$6.0	$150.7
PSAs	6.0	6.1
Provision for Interim Rate Refund	39.4	18.4
Manufactured Gas Plant (b)	3.4	14.7
Operating Lease Liabilities	3.0	3.2
Finance Lease Liabilities	0.4	—
Other	52.3	57.9
Total Other Current Liabilities	$110.5	$251.0
(a) Customer Deposits as of December 31, 2022, primarily related to deposits received by ALLETE Clean Energy for the Northern Wind and Red Barn wind projects sold in the first quarter of 2023 and second quarter of 2023, respectively. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P.

Other Non-Current Liabilities	September 30, 2023	December 31, 2022
Millions
Asset Retirement Obligation (a)	$200.8	$200.4
PSAs	22.4	26.9
Operating Lease Liabilities	8.5	9.3
Finance Lease Liabilities	1.7	—
Other	30.4	32.4
Total Other Non-Current Liabilities	$263.8	$269.0
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $32.4 million in Other Non-Current Assets on the Consolidated Balance Sheet as of September 30, 2023 ($32.4 million as of December 31, 2022).

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Other Income	2023	2022	2023	2022
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.8	$1.9	$5.5	$7.2
Interest and Investment Income (b)	6.6	(0.4)	8.7	(1.3)
AFUDC - Equity	1.1	0.7	2.5	2.4
PSA Liability (c)	—	—	—	10.2
Gain on Arbitration Award (d)	58.4	—	58.4	—
Other	0.8	0.1	0.2	(2.1)
Total Other Income	$68.7	$2.3	$75.3	$16.4
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)
(b)Interest and Investment Income for the quarter and nine months ended September 30, 2023, reflects $5.1 million of interest income related to interest awarded as part of an arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 6. Commitments, Guarantees, and Contingencies.)
(c)The gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the legacy wind energy facility assets, which was more than offset by a reserve for an anticipated loss on the sale of the Northern Wind project that was recorded in Cost of Sales - Non-Utility on the Consolidated Statement of Income.
(d)This reflects a gain recognized for the favorable outcome of an arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 6. Commitments, Guarantees, and Contingencies.)

Supplemental Statement of Cash Flows Information.

Nine Months Ended September 30,	2023	2022
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$64.8	$60.5
Cash Paid for Income Taxes – Net	$14.1	$1.1
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$11.8	$2.4
Reclassification of Property, Plant and Equipment to Inventory (a)	—	$99.8
Capitalized Asset Retirement Costs	$2.4	$9.0
AFUDC–Equity	$2.5	$2.4
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

In the third quarter of 2023, we recognized a $5.7 million increase in Net Loss Attributable to Non-Controlling Interest on the Consolidated Statement of Income for the correction of an error related to the calculation of non-controlling interest in subsidiaries under the hypothetical liquidation at book value method, of which $3.6 million related to 2022. We have evaluated the effect of this out-of-period adjustment on the quarter and nine months ended September 30, 2023, as well as on the previous interim and annual periods in which they should have been recognized and concluded that this adjustment is not material to any of the periods affected.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2022 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $44.9 million for the nine months ended September 30, 2023 ($19.5 million for the nine months ended September 30, 2022).

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. Once the filing is accepted as complete, an annual interim rate increase of approximately $64 million, net of rider revenue incorporated into base rates and subject to refund, is expected to be implemented within 60 days, subject to MPUC adjustment and authorization. We cannot predict the level of interim or final rates that may be authorized by the MPUC.

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

In an order dated September 29, 2023, the MPUC approved Minnesota Power’s final rates, which were implemented beginning on October 1, 2023. The MPUC order also approved Minnesota Power’s interim rate refund plan. Interim rates were collected through the third quarter with reserves recorded as necessary. Minnesota Power has recorded a reserve for an interim rate refund of $39.4 million pre-tax as of September 30, 2023 ($18.4 million as of December 31, 2022). The reserve will be refunded to customers beginning in the fourth quarter of 2023.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated January 24, 2023. On March 29, 2023, Minnesota Power submitted its latest renewable cost recovery rider factor filing, which the MPUC approved in an order dated October 3, 2023. Updated billing rates were included on customer bills starting in the fourth quarter of 2023.

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates for the solar cost recovery rider were approved by the MPUC in an August 2022 order. On August 23, 2023, Minnesota Power submitted its latest solar cost recovery rider factor filing to the MPUC. Upon approval of the filing, Minnesota Power would be authorized to include updated billing rates on customer bills.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Fuel Adjustment Clause. Minnesota Power incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $13 million regulatory asset in 2022. Minnesota Power requested recovery of the regulatory asset over 12 months as part of its annual true-up filing submitted to the MPUC on March 1, 2023, which was approved by the MPUC in an order dated July 31, 2023. We began recovery of the regulatory asset in the third quarter of 2023.

Minnesota Power has incurred lower fuel and purchased power costs in 2023 than those factored in its fuel adjustment forecast filed in May 2022 for 2023, which resulted in the recognition of a $28.3 million regulatory liability as of September 30, 2023. On August 30, 2023, Minnesota Power submitted a filing with the MPUC requesting to refund a portion of over-collected fuel adjustment clause recoveries for 2023 from October 2023 through December 2023. No parties objected to the request and lower rates were implemented in October 2023 to refund the over-collection of fuel adjustment clause recoveries, subject to final approval by the MPUC which is expected in 2024.

Energy Conservation and Optimization (ECO) Plan. On April 3, 2023, Minnesota Power submitted its 2022 ECO, formerly known as the conservation improvement program, annual filing detailing Minnesota Power’s ECO plan results and proposed financial incentive, which was approved by the MPUC July 21, 2023. As a result, Minnesota Power recognized revenue of $2.2 million for the approved financial inventive in the third quarter of 2023. A financial incentive of $1.9 million was recognized in the second quarter of 2022 upon approval by the MPUC of Minnesota Power’s 2021 ECO annual filing. The financial incentives are recognized in the period in which the MPUC approves the filing.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	September 30, 2023	December 31, 2022
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$12.1	$25.6
Other	1.8	—
Total Current Regulatory Assets	$13.9	$25.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Plans	$223.6	$225.9
Income Taxes	91.4	97.6
Cost Recovery Riders	40.8	41.2
Asset Retirement Obligations	37.1	35.6
Taconite Harbor (b)	24.2	—
Manufactured Gas Plant	14.1	15.1
Fuel Adjustment Clause	4.1	14.5
PPACA Income Tax Deferral	4.0	4.1
Other	4.0	7.0
Total Non-Current Regulatory Assets	$443.3	$441.0

Current Regulatory Liabilities (c)
Provision for Interim Rate Refund (d)	$39.4	$18.4
Transmission Formula Rates Refund	1.2	4.9
Other	1.3	0.1
Total Current Regulatory Liabilities	$41.9	$23.4
Non-Current Regulatory Liabilities
Income Taxes	$315.7	$332.5
Wholesale and Retail Contra AFUDC	78.6	80.7
Plant Removal Obligations	65.9	60.0
Fuel Adjustment Clause	28.3	—
Non-Jurisdictional Land Sales	20.7	7.5
North Dakota Investment Tax Credits	16.4	16.9
Defined Benefit Pension and Other Postretirement Benefit Plans	11.8	17.6
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Other	5.2	4.2
Total Non-Current Regulatory Liabilities	$549.3	$526.1
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
ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2022	$165.4
Cash Investments	6.6
Equity in ATC Earnings	17.3
Distributed ATC Earnings	(13.8)
Amortization of the Remeasurement of Deferred Income Taxes	1.0
Equity Investment Balance as of September 30, 2023	$176.5

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

In addition, the FERC issued a Notice of Proposed Rulemaking in 2021 proposing to limit the 0.50 percent incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns 49 percent of Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2022	$157.3
Equity in Nobles 2 Earnings (a)	(1.2)
Distributed Nobles 2 Earnings	(2.9)
Equity Investment Balance as of September 30, 2023	$153.2
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $7.2 million related to its investment in Nobles 2.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023, and December 31, 2022. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of September 30, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.1	—	—	$8.1
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.8	—	5.8
Cash Equivalents	5.8	—	—	5.8
Total Fair Value of Assets	$13.9	$5.8	—	$19.7

Liabilities
Deferred Compensation (c)	—	$15.9	—	$15.9
Total Fair Value of Liabilities	—	$15.9	—	$15.9

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$7.7	—	—	$7.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$5.7	—	5.7
Cash Equivalents	4.2	—	—	4.2
Total Fair Value of Assets	$11.9	$5.7	—	$17.6

Liabilities
Deferred Compensation (c)	—	$15.0	—	$15.0
Total Fair Value of Liabilities	—	$15.0	—	$15.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of September 30, 2023, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.6 million, in one year to less than three years was $2.9 million, in three years to less than five years was $0.9 million and in five or more years was $0.4 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
September 30, 2023	$1,805.5	$1,582.5
December 31, 2022	$1,929.1	$1,782.7
(a)Excludes unamortized debt issuance costs.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2023, and the year ended December 31, 2022, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations or for facilities without long-term contracts for their entire output. A continued decline or volatility in energy prices or lower wind resource expectations could result in a future impairment.

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2023, and December 31, 2022:

September 30, 2023	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$111.1	$(0.1)	$111.0
Long-Term Debt	1,694.4	(8.3)	1,686.1
Total Debt	$1,805.5	$(8.4)	$1,797.1

December 31, 2022	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$272.7	$(0.1)	$272.6
Long-Term Debt	1,656.4	(8.2)	1,648.2
Total Debt	$1,929.1	$(8.3)	$1,920.8

We had $19.8 million outstanding in standby letters of credit and $33.3 million outstanding draws under our lines of credit as of September 30, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

On October 17, 2023, ALLETE amended its $400 million credit facility (Credit Agreement), which was scheduled to expire in January 2026, to $355 million and extended the expiration date to January 10, 2027. The amended Credit Agreement is unsecured and has a variable interest rate. ALLETE may request a single, one-year extension to the maturity date. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE's commercial paper program and to issue up to $80 million in letters of credit.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2023, our ratio was approximately 0.36 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of September 30, 2023, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of September 30, 2023, Square Butte had total debt outstanding of $176.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2023, was $64.8 million ($63.8 million for the same period in 2022). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $4.1 million ($3.7 million for the same period in 2022). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states, including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget, and can be bought and sold. Minnesota Power continues to monitor ongoing CSAPR rulemakings and compliance implementation, including the EPA’s Good Neighbor Plan published June 5, 2023, modifying certain aspects of the CSAPR’s program scope and extent.

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments and compliance costs for existing standards or proposed NAAQS revisions are not currently expected to be material. The EPA is currently reviewing the secondary NAAQS for NOx and SO2, as well as particulate matter. In June 2021, the EPA announced it would reconsider the December 2020 final rule retaining the 2012 particulate matter NAAQS. On January 6, 2023, the EPA announced a proposed rule to revise the primary annual particulate matter NAAQS from its current level while retaining the other primary and secondary particulate matter NAAQS. The rule was advanced to the White House Office of Management and Budget (OMB) on September 22, 2023 and a final rule is tentatively expected by the end of the year. The EPA also announced in October 2021 that it was reconsidering the 2020 Ozone NAAQS rule finalized in December 2020, and issued an initial draft policy assessment on April 28, 2022, recommending retention of the current standard. A second version of the draft policy assessment was then published for public comment on March 1, 2023. Subsequently on August 21, 2023, the EPA announced it would cease reconsideration of the Ozone NAAQS and initiate a new review instead. This new NAAQS review is expected to take several years, during which time the existing 2020 ozone NAAQS will remain in place. Anticipated timelines and compliance costs related to the proposed and expected NAAQS revisions cannot yet be estimated; however, costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

EPA Good Neighbor Plan for 2015 Ozone NAAQS. On June 5, 2023, the EPA published a final Federal Implementation Plan (FIP) rule in the Federal Register, the Good Neighbor Plan, to address regional ozone transport for the 2015 Ozone NAAQS by reducing NOx emissions during the period of May 1 through September 30 (ozone season). This rule addresses certain good neighbor or interstate transport provisions of the Clean Air Act relative to the 2015 Ozone NAAQS. In the justification for the final rule, the EPA asserts that 23 states, including Minnesota, are modeled as significant contributors to downwind states’ challenges in attaining or maintaining ozone NAAQS compliance within their state borders. The Good Neighbor Plan is designed to resolve this interstate transport issue by implementing a variety of NOx reduction strategies, including federal implementation plan requirements, NOx emission limitations, and ozone season allowance program requirements, beginning with the 2023 ozone season. The final rule imposes restrictions on fossil-fuel fired power plants in 22 states and on certain industrial sources in 20 states. Implementation of the rule will occur in part through changes to the existing CSAPR program for power plants.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Minnesota Power previously submitted public comments to the EPA on the April 2022 proposed Good Neighbor Plan. Concerns noted by Minnesota Power and other entities included the technical accuracy of the EPA’s assumptions and methods used to identify Minnesota as a significant contributor state, as well as the proposed rule’s intended timeline. On February 13, 2023, the EPA also published its final rule to partially disapprove the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, and to disapprove 19 other SIP submissions. The SIP final action subjects Minnesota to the final Good Neighbor Plan and associated compliance costs will be known when the final SIP rule evaluation and implementation has been completed. On April 14, 2023, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA and a petition for judicial review to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit Court). The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP, including the rulemaking process, air modeling practices and other emissions inventory aspects. On May 31, 2023, the parties filed a motion to stay the SIP disapproval with the Eighth Circuit Court, which granted the stay on July 5, 2023, which prevents the Good Neighbor Plan from taking effect in Minnesota while the stay remains in effect.

On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally staying the effectiveness of the final FIP for states with active stays in place. The state of Minnesota was therefore not subject to compliance obligations for the 2023 ozone season, which would have gone into effect on August 4, 2023. Future compliance obligations will depend on the eventual resolution of the stay and appeal. Additionally, challenges have been filed against the final SIP rule by the Minnesota coalition parties and other entities. Anticipated compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval status, implementation timing, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

EPA Regulation of GHG Emissions. On May 23, 2023, the EPA published in the Federal Register a proposal for five separate regulatory actions under Section 111 of the Clean Air Act (CAA) addressing greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units (EGUs). The EPA is proposing revised new source performance standards (NSPS) for new, modified and reconstructed EGUs (Section 111(b) of the CAA) as well as emission guidelines for certain existing (Section 111(d) of the CAA) EGUs. The EPA also proposed in this action to officially repeal the predecessor regulation “Affordable Clean Energy Rule”, first issued in 2019 and later vacated in 2021. The draft rules were open for public comment until August 8, 2023, and the EPA’s Spring 2023 unified agenda identifies the EPA’s goal of issuing final regulations in April 2024. The Company will continue to monitor this GHG rulemaking and analyze potential impacts to our existing and proposed thermal generating facilities from the draft Section 111 rules, which would apply to several Company assets including existing EGUs at the Boswell and Laskin facilities as well as the proposed combined cycle natural gas-fired generating facility, NTEC. Minnesota Power continues implementing its EnergyForward strategic plan that provides for significant emissions reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. We are unable to predict compliance costs due to the draft status of the rules and the need for a state implementation plan for Section 111(d) existing units; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On March 29, 2023, the EPA published a proposed new ELG rule in the Federal Register to update the 2020 ELGs; the public comment period was open until May 30, 2023. In the proposed rule, the EPA is revising ELGs for existing sources, including establishing zero discharge limitations for BATW and FGD wastewater; new limits for combustion residual leachate; and allowing states to set discharge limits for legacy wastewater in surface impoundments based on best professional judgment. The rule proposes to preserve flexibility and maintain exemptions for units permanently ceasing coal combustion by 2028, and adds a new category for units that have already complied with the 2020 ELG rule and which will retire by 2032. Additionally, the EPA is encouraging state permitting authorities to conduct functional equivalency tests for facilities with landfills or CCR surface impoundments to identify groundwater to surface water point source discharges. More stringent limitations would apply where point source discharges occur.

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

In April 2021, the MPCA’s proposed list of impaired waters submitted pursuant to the Clean Water Act was partially rejected by the EPA due to the absence of wild rice waters listed for sulfate impairment. The EPA transmitted a final list of 32 EPA-added wild rice waters to the MPCA in November 2021. This list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time, we are unable to determine the specific impacts these developments may have on Minnesota Power operations, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

Other Environmental Matters.

Manufactured Gas Plant Site. SWL&P continues working with the Wisconsin Department of Natural Resources (WDNR) to address and remediate environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. As of September 30, 2023, we have recorded a liability of approximately $4 million for remediation costs at this site. SWL&P has also recorded an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW. Remediation costs are expected to be incurred through 2025.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

Other Matters.

Letters of Credit and Surety Bonds.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of September 30, 2023, we had $163.6 million of outstanding letters of credit issued, including those issued under our revolving credit facility.

Regulated Operations. As of September 30, 2023, we had $24.2 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO, the NDPSC and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy’s wind energy facilities have various PSAs in place for some or all of their output that expire in various years between 2024 and 2039. As of September 30, 2023, ALLETE Clean Energy has $105.3 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs and PSAs for wind energy facilities developed for others. ALLETE Clean Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Corporate and Other.

BNI Energy. As of September 30, 2023, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of September 30, 2023, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

South Shore Energy. As of September 30, 2023, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC. South Shore Energy does not believe it is likely that any of these outstanding letters of credit will be drawn upon.

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

In the first quarter of 2023, an ALLETE Clean Energy subsidiary initiated arbitration proceedings seeking damages against a counterparty for non-performance under a contract. Arbitration hearings were held in June and July 2023, and a final arbitration ruling was issued in favor of ALLETE Clean Energy’s subsidiary in September 2023. The final arbitration ruling awarded $68.3 million to ALLETE Clean Energy’s subsidiary, which included prejudgment interest of $5.1 million, recovery of $3.6 million of arbitration-related costs, and resulted in the recognition of a $58.4 million pre-tax gain in the third quarter of 2023. The arbitration ruling also resulted in the receipt of approximately $60 million of cash, net of distribution to non-controlling interest, in the third quarter of 2023.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2023			2022
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$85.9		$85.9	$33.7		$33.7
Average Common Shares	57.4	0.1	57.5	57.1	0.1	57.2
Earnings Per Share	$1.50		$1.49	$0.59		$0.59
Nine Months Ended September 30,
Net Income Attributable to ALLETE	$195.6		$195.6	$137.6		$137.6
Average Common Shares	57.3	0.1	57.4	55.5	0.1	55.6
Earnings Per Share	$3.41		$3.41	$2.48		$2.48

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Millions
Current Income Tax Expense (a)
Federal	$4.0	—	$12.6	—
State	1.1	$0.2	6.5	$0.3
Total Current Income Tax Expense	$5.1	$0.2	$19.1	$0.3
Deferred Income Tax Expense (Benefit)
Federal (b)	$5.2	$(8.4)	$(10.9)	$(20.7)
State	9.1	1.1	12.5	1.4
Investment Tax Credit Amortization	(0.1)	(0.1)	(0.3)	(0.4)
Total Deferred Income Tax Expense (Benefit)	$14.2	$(7.4)	$1.3	$(19.7)
Total Income Tax Expense (Benefit)	$19.3	$(7.2)	$20.4	$(19.4)
(a)For the quarter and nine months ended September 30, 2023, the federal current tax expense was partially offset by production tax credits. For the quarter and nine months ended September 30, 2022, the federal and state current tax expense was minimal due to NOLs which resulted from the bonus depreciation provisions of certain tax legislation.
(b)For the quarter ended September 30, 2023, the federal deferred tax expense was due to higher pre-tax income at ALLETE Clean Energy, partially offset by production tax credits. For the nine months ended September 30, 2023 and 2022, and the quarter ended September 30, 2022, the federal deferred income tax benefit is primarily due to production tax credits.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2023	2022	2023	2022
Millions
Income Before Income Taxes	$88.9	$19.6	$168.3	$74.7
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$18.7	$4.1	$35.3	$15.7
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	8.0	1.1	15.0	6.6
Deferred Revaluation – Net of Federal Income Tax Benefit	—	—	—	(5.2)
Production Tax Credits (a)	(7.7)	(9.7)	(28.3)	(34.4)
Investment Tax Credits (a)	(1.6)	(3.2)	(5.2)	(3.2)
Regulatory Differences – Excess Deferred Tax	(2.3)	(1.5)	(7.5)	(6.7)
Non-Controlling Interest in Subsidiaries	3.0	1.4	8.9	8.4
Other	1.2	0.6	2.2	(0.6)
Total Income Tax Expense (Benefit)	$19.3	$(7.2)	$20.4	$(19.4)
(a)For the quarter and nine months ended September 30, 2023, the credits are presented net of any estimated discount on the sale of certain credits.

For the nine months ended September 30, 2023, the effective tax rate was an expense of 12.1 percent (benefit of 26.0 percent for the nine months ended September 30, 2022). The effective tax rates for 2023 and 2022 were primarily impacted by production tax credits.

Uncertain Tax Positions. As of September 30, 2023, we had gross unrecognized tax benefits of $1.1 million ($1.3 million as of December 31, 2022). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

	Pension		Other Postretirement
Components of Net Periodic Benefit Cost (Credit)	2023	2022	2023	2022
Millions
Quarter Ended September 30,
Service Cost	$1.7	$2.1	$0.6	$0.8
Non-Service Cost Components (a)
Interest Cost	10.2	6.9	1.6	1.1
Expected Return on Plan Assets	(10.9)	(10.4)	(2.9)	(2.4)
Amortization of Prior Service Credits	(0.1)	—	(1.8)	(1.8)
Amortization of Net Loss	1.4	2.8	(0.6)	0.1
Net Periodic Benefit Cost (Credit)	$2.3	$1.4	$(3.1)	$(2.2)

Nine Months Ended September 30,
Service Cost	$4.9	$6.9	$1.7	$2.3
Non-Service Cost Components (a)
Interest Cost	30.4	20.4	4.6	3.3
Expected Return on Plan Assets	(32.8)	(31.1)	(8.5)	(7.2)
Amortization of Prior Service Credits	(0.1)	(0.1)	(5.3)	(5.6)
Amortization of Net Loss	4.3	8.6	(1.7)	0.3
Net Periodic Benefit Cost (Credit)	$6.7	$4.7	$(9.2)	$(6.9)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the nine months ended September 30, 2023, we contributed $17.3 million in cash to the defined benefit pension plans (none for the nine months ended September 30, 2022); we do not expect to make additional contributions to our defined benefit pension plans in 2023. For the nine months ended September 30, 2023 and 2022, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2023.

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

ALLETE, Inc. Third Quarter 2023 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Millions
Operating Revenue
Regulated Operations
Residential	$37.9	$40.1	$123.3	$136.7
Commercial	49.2	49.0	140.9	141.7
Municipal	8.7	9.8	25.2	31.9
Industrial	154.3	147.3	439.4	445.7
Other Power Suppliers	31.0	46.7	103.2	124.6
Other	33.2	29.7	87.1	79.7
Total Regulated Operations	314.3	322.6	919.1	960.3

ALLETE Clean Energy
Long-term PSA	12.9	14.4	44.5	58.7
Sale of Wind Energy Facilities	—	—	348.4	—
Other	1.3	1.2	3.9	6.3
Total ALLETE Clean Energy	14.2	15.6	396.8	65.0

Corporate and Other
Long-term Contract	24.6	23.5	74.0	67.5
Sale of Renewable Development Projects	20.8	22.1	73.2	36.6
Other	4.9	4.5	14.0	15.5
Total Corporate and Other	50.3	50.1	161.2	119.6
Total Operating Revenue	$378.8	$388.3	$1,477.1	$1,144.9
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$34.0	$38.3	$112.4	$119.4

ALLETE Clean Energy (a)	54.8	(7.3)	66.4	15.0

Corporate and Other (b)	(2.9)	2.7	16.8	3.2
Total Net Income Attributable to ALLETE	$85.9	$33.7	$195.6	$137.6
(a)Net income in 2023 includes a $44.3 million after-tax gain recognized for a favorable arbitration ruling. (See Note 6. Commitments, Guarantees and Contingencies.)
(b)Net income in 2023 includes a $3.8 million after-tax expense recognized for the consolidated income tax impact of the gain on arbitration. (See Note 6. Commitments, Guarantees and Contingencies.) Net Income in 2022 includes a $5.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition and $2.6 million after-tax of transaction costs related to the acquisition of New Energy.

	September 30, 2023	December 31, 2022
Millions
Assets
Regulated Operations	$4,272.4	$4,291.4

ALLETE Clean Energy	1,599.7	1,873.3

Corporate and Other	772.7	680.9
Total Assets	$6,644.8	$6,845.6

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2023, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2023, to the nine months ended September 30, 2022.

Net income attributable to ALLETE for the nine months ended September 30, 2023, was $195.6 million, or $3.41 per diluted share, compared to $137.6 million, or $2.48 per diluted share, for the same period in 2022. Net income in 2023 included a $40.5 million, or $0.71 per share, after-tax gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 6. Commitments, Guarantees and Contingencies.) This increase was partially offset by the impact of unusually low wind resources at ALLETE Clean Energy in 2023 and lower earnings at Minnesota Power reflecting the timing of interim rate reserves in 2023 compared to 2022. Earnings per share dilution in 2023 was $0.11 due to additional average shares of common stock outstanding in 2023 compared to 2022.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income attributable to ALLETE was $112.4 million for the nine months ended September 30, 2023, compared to $119.4 million for the same period in 2022. Net income at Minnesota Power was lower than 2022 primarily due to the timing of interim rate refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case. Interim rate refund reserves in 2022 were not recognized until the fourth quarter. Higher operating and maintenance, depreciation and interest expenses also contributed to lower net income in 2023 compared to 2022. These decreases were partially offset by higher kWh sales to industrial customers in 2023 and lower property tax expense resulting from the favorable impact of an updated estimate for property taxes payable in 2023. Net income at SWL&P was similar to 2022. Our after-tax equity earnings in ATC were higher than 2022 due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints in 2022. (See Note 3. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $66.4 million for the nine months ended September 30, 2023, compared to $15.0 million for the same period in 2022. Net income in 2023 reflected a $44.3 million after-tax gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. Net income in 2023 also included the gain on sale of the Red Barn project in 2023 of $4.3 million after-tax and higher interest income related to interest awarded as part of the arbitration ruling. These increases were partially offset by lower wind resources and availability at its wind energy facilities in 2023 resulting in lower revenue as well as lower income from net losses attributable to non-controlling interests for tax equity financed wind energy facilities. Net income in 2022 included a reserve for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project as well as earnings from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of the project.

Corporate and Other net income attributable to ALLETE was $16.8 million for the nine months ended September 30, 2023, compared to $3.2 million for the same period in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects closed during 2023 and the impact of purchase price accounting in 2022. Net income from New Energy in 2023 was $12.0 million. Net income from New Energy in 2022 was $0.2 million, which included a $5.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2023 also reflects earnings from Minnesota solar projects placed into service in the fourth quarter of 2022 and second quarter of 2023, and a $3.8 million after-tax expense for the consolidated income tax impact of the gain on the favorable arbitration ruling. Net income in 2022 included transaction costs of $2.6 million after-tax related to the acquisition of New Energy in April 2022.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2023 AND 2022

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2023	2022
Millions
Operating Revenue – Utility	$314.3	$322.6
Fuel, Purchased Power and Gas – Utility	125.6	136.8
Transmission Services – Utility	22.7	19.3
Operating and Maintenance	61.4	62.2
Depreciation and Amortization	44.9	41.5
Taxes Other than Income Taxes	12.3	15.1
Operating Income	47.4	47.7
Interest Expense	(16.2)	(14.3)
Equity Earnings	5.7	3.1
Other Income	2.8	2.3
Income Before Income Taxes	39.7	38.8
Income Tax Expense	5.7	0.5
Net Income Attributable to ALLETE	$34.0	$38.3

Operating Revenue – Utility decreased $8.3 million from 2022 primarily due to lower kWh sales and interim rate revenue, net of reserves, partially offset by higher fuel adjustment clause recoveries, cost recovery rider revenue, transmission revenue and FERC formula-based rates as well as timing of financial incentives under Minnesota Power’s energy conservation and optimization plan.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Lower kWh sales decreased revenue by $16.8 million from 2022 reflecting lower sales to municipal customers and other power suppliers, partially offset by higher sales to industrial customers. Sales to municipal customers also decreased as a result of a new contract entered into with Hibbing Public Utilities in 2022 with sales under the new contract now classified under other power suppliers. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2023 compared to 2022 primarily due to fewer market sales and lower market prices in 2023 compared to 2022. Sales to industrial customers increased primarily due to higher sales to taconite customers reflecting Cliffs’ Northshore mine being idled in 2022 and resuming partial pellet plant production in April 2023 (see Outlook – Regulated Operations – Northshore Mining), sales to ST Paper in 2023, which became a large power customer in 2023 (see Outlook – Regulated Operations – ST Paper), and higher sales to pipeline and other customers in 2023.

Kilowatt-hours Sold			Variance
Quarter Ended September 30,	2023	2022	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	250	251	(1)	(0.4)%
Commercial	355	353	2	0.6%
Industrial	1,742	1,665	77	4.6%
Municipal	112	130	(18)	(13.8)%
Total Retail and Municipal	2,459	2,399	60	2.5%
Other Power Suppliers	526	769	(243)	(31.6)%
Total Regulated Utility Kilowatt-hours Sold	2,985	3,168	(183)	(5.8)%

Revenue from electric sales to taconite customers accounted for 34 percent of regulated operating revenue in 2023 (31 percent in 2022). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2023 (6 percent in 2022). Revenue from electric sales to pipelines and other industrial customers accounted for 10 percent of regulated operating revenue in 2023 (9 percent in 2022).

Interim retail rate revenue, net of reserves, for Minnesota Power decreased $7.3 million from 2022 primarily due to interim refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case. Interim refund reserves in 2022 were not recognized until the fourth quarter. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $6.5 million due to higher recoveries of fuel and purchased power costs attributable to retail and municipal customers reflecting higher kWh sales to retail customers.

Cost recovery rider revenue increased $5.8 million primarily due to fewer production tax credits generated by Minnesota Power and a difference between production tax credits reflected in retail base rates in 2023 compared to 2022. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Revenue from wholesale customers under FERC formula-based rates increased $4.4 million primarily due to higher rates.

Financial incentives under Minnesota Power’s energy conservation and optimization plan were $2.2 million higher than 2022 due to the timing of MPUC approval in 2023 and 2022. (See Note 2. Regulatory Matters.)

Transmission revenue increased $1.9 million primarily due to higher MISO-related revenue.

Operating Expenses decreased $8.0 million, or 3 percent, from 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $11.2 million, or 8 percent, from 2022 primarily due to lower kWh sales to other power suppliers as well as lower purchased power prices and fuel costs, partially offset by higher kWh sales to retail customers.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Transmission Services – Utility expense increased $3.4 million, or 18 percent, from 2022 primarily due to higher MISO-related expense.

Depreciation and Amortization expense increased $3.4 million, or 8 percent, from 2022 reflecting a higher plant in service balance in 2023.

Taxes Other than Income Taxes decreased $2.8 million, or 19 percent, from 2022 primarily due to lower property tax expense resulting from the favorable impact of an updated estimate for 2023 property tax expense recorded during the third quarter of 2023.

Interest Expense increased $1.9 million, or 13 percent, from 2022 primarily due to higher interest rates and interest on Minnesota Power’s reserve for interim rate refunds in 2023.

Equity earnings increased $2.6 million from 2022 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints in 2022. (See Note 3. Equity Investments).

Income Tax Expense increased $5.2 million from 2022 primarily due to lower production tax credits. We expect our annual effective tax rate in 2023 to be an income tax expense compared to a benefit in 2022 primarily due to lower production tax credits.

ALLETE Clean Energy

Quarter Ended September 30,	2023	2022
Millions
Operating Revenue
Contracts with Customers – Non-utility	$12.9	$14.4
Other – Non-utility (a)	1.3	1.2
Cost of Sales – Non-utility	—	4.0
Operating and Maintenance	10.6	12.7
Depreciation and Amortization	14.4	14.3
Taxes Other than Income Taxes	2.6	2.9
Operating Loss	(13.4)	(18.3)
Interest Expense	(0.2)	(0.2)
Other Income	65.2	0.2
Income (Loss) Before Income Taxes	51.6	(18.3)
Income Tax Expense (Benefit)	11.7	(5.4)
Net Income (Loss)	39.9	(12.9)
Net Loss Attributable to Non-Controlling Interest	(14.9)	(5.6)
Net Income (Loss) Attributable to ALLETE	$54.8	$(7.3)
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $1.4 million compared to 2022 primarily due to lower wind resources at wind energy facilities in most regions except the South region, which had slightly higher wind resources, in 2023 compared to 2022.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)
ALLETE Clean Energy (Continued)

	Quarter Ended September 30,
	2023		2022
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	31.4	$2.9	38.8	$3.5
Midwest	89.5	3.6	100.9	4.3
South	392.5	5.0	373.3	4.4
West	142.3	2.7	151.7	3.4
Total Production and Operating Revenue	655.7	$14.2	664.7	$15.6

Cost of Sales – Non-utility decreased $4.0 million from 2022 reflecting a reserve in 2022 for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project.

Operating and Maintenance expense decreased $2.1 million from 2022 primarily due to lower contract and professional services in 2023 reflecting the recovery of $3.6 million for arbitration-related costs incurred in 2023 that were awarded as part of a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 6. Commitments, Guarantees and Contingencies.)

Other Income increased $65.0 million from 2022 primarily due to a $58.4 million gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy and higher interest income related to $5.1 million of interest awarded as part of the favorable arbitration ruling. (See Note 6. Commitments, Guarantees and Contingencies.)

Income Tax Expense increased $17.1 million from 2022 primarily due to higher pre-tax income in 2023 compared to 2022.

Net Loss Attributable to Non-Controlling Interest increased $9.3 million from 2022 reflecting a higher production tax credit rate, as determined by the Internal Revenue Service, in 2023 compared to 2022, and higher wind resources at tax equity financed wind energy facilities in 2023.

Corporate and Other

Operating Revenue was similar to 2022.

Net Loss Attributable to ALLETE of $2.9 million in 2023 compared to net income of $2.7 million in 2022. Net income in 2023 reflects higher income tax expense, including a $3.8 million after-tax expense for the consolidated income tax impact of the gain on the favorable arbitration ruling. Net income in 2023 also reflects lower earnings from New Energy in 2023 compared to 2022. Net income from New Energy in 2023 was $0.5 million. Net income from New Energy in 2022 was $1.3 million, which included a $1.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition.

Income Taxes – Consolidated

For the quarter ended September 30, 2023, the effective tax rate was an expense of 21.7 percent (benefit of 36.7 percent for the quarter ended September 30, 2022). The effective tax rate for 2023 is an expense primarily due to higher pre-tax income and lower production tax credits.

We expect our annual effective tax rate in 2023 to be an expense primarily due to lower production tax credits and higher estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2023	2022
Millions
Operating Revenue – Utility	$919.1	$960.3
Fuel, Purchased Power and Gas – Utility	351.8	417.4
Transmission Services – Utility	66.3	57.5
Operating and Maintenance	184.8	177.7
Depreciation and Amortization	134.0	128.5
Taxes Other than Income Taxes	33.8	42.2
Operating Income	148.4	137.0
Interest Expense	(47.9)	(42.6)
Equity Earnings	17.3	13.8
Other Income	7.9	6.9
Income Before Income Taxes	125.7	115.1
Income Tax Expense (Benefit)	13.3	(4.3)
Net Income Attributable to ALLETE	$112.4	$119.4

Operating Revenue – Utility decreased $41.2 million from 2022 primarily due to lower kWh sales, fuel adjustment clause recoveries and interim rate revenue, net of reserves, partially offset by higher cost recovery rider revenue, transmission revenue and FERC formula-based rates.

Lower kWh sales reduced revenue by $33.2 million from 2022 reflecting lower sales to residential, commercial and municipal customers as well as lower sales to other power suppliers, partially offset by higher sales to industrial customers. Sales to residential, commercial and municipal customers decreased from 2022 primarily due to milder weather in 2023 compared to 2022. Sales to municipal customers also decreased as a result of a new contract entered into with Hibbing Public Utilities in 2022 with sales under the new contract now classified under other power suppliers. Sales to industrial customers increased primarily due to higher sales to taconite customers, sales to ST Paper, which became a large power customer in 2023 (see Outlook – Regulated Operations – ST Paper), and higher sales to pipeline and other customers. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2023 compared to 2022 primarily due to fewer market sales and lower market prices in 2023 compared to 2022.

Kilowatt-hours Sold			Variance
Nine Months Ended September 30,	2023	2022	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	812	851	(39)	(4.6)%
Commercial	1,022	1,027	(5)	(0.5)%
Industrial	5,178	5,047	131	2.6%
Municipal	350	419	(69)	(16.5)%
Total Retail and Municipal	7,362	7,344	18	0.2%
Other Power Suppliers	2,008	2,544	(536)	(21.1)%
Total Regulated Utility Kilowatt-hours Sold	9,370	9,888	(518)	(5.2)%

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2023 (32 percent in 2022). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2023 (5 percent in 2022). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2023 (9 percent in 2022).

Fuel adjustment clause revenue decreased $23.8 million due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)
Regulated Operations (Continued)

Interim retail rate revenue, net of reserves, for Minnesota Power decreased $20.4 million from 2022 primarily due to interim refund reserves recognized during 2023 as a result of Minnesota Power’s 2022 general rate case. Interim rate refund reserves in 2022 were not recognized until the fourth quarter. (See Note 2. Regulatory Matters.)

Cost recovery rider revenue increased $25.4 million primarily due to fewer production tax credits generated by Minnesota Power and a difference between production tax credits reflected in retail base rates in 2023 compared to 2022. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Revenue from wholesale customers under FERC formula-based rates increased $8.5 million primarily due to higher rates.

Transmission revenue increased $8.0 million primarily due to higher MISO-related revenue.

Operating Expenses decreased $52.6 million, or 6 percent, from 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $65.6 million, or 16 percent, from 2022 primarily due to lower kWh sales, purchased power prices and fuel costs.

Transmission Services – Utility expense increased $8.8 million, or 15 percent, from 2022 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $7.1 million, or 4 percent, from 2022 primarily due to higher salaries and wages, vegetation management costs, and materials purchased for use in generation facilities. These increases were partially offset by lower benefit costs.

Depreciation and Amortization expense increased $5.5 million, or 4 percent, from 2022 primarily due to a higher plant in service balance in 2023.

Taxes Other than Income Taxes decreased $8.4 million, or 20 percent, from 2022 primarily due to lower property tax expense resulting from the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023.

Interest Expense increased $5.3 million, or 12 percent, from 2022 primarily due to higher interest rates and interest on Minnesota Power’s reserve for interim rate refunds in 2023.

Equity earnings increased $3.5 million, or 25 percent, from 2022 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints in 2022. (See Note 3. Equity Investments.)

Income Tax Expense increased $17.6 million from 2022 primarily due to lower production tax credits. We expect our annual effective tax rate in 2023 to be an income tax expense compared to a benefit in 2022 primarily due to lower production tax credits.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)

ALLETE Clean Energy

Nine Months Ended September 30,	2023	2022
Millions
Operating Revenue
Contracts with Customers – Non-utility	$392.9	$58.7
Other – Non-utility (a)	3.9	6.3
Cost of Sales – Non-utility	342.3	14.2
Operating and Maintenance	39.2	36.6
Depreciation and Amortization	43.1	44.2
Taxes Other than Income Taxes	7.4	9.0
Operating Loss	(35.2)	(39.0)
Interest Expense	(0.7)	(2.0)
Other Income	66.4	10.6
Income (Loss) Before Income Taxes	30.5	(30.4)
Income Tax Expense (Benefit)	4.5	(9.4)
Net Income (Loss)	26.0	(21.0)
Net Loss Attributable to Non-Controlling Interest	(40.4)	(36.0)
Net Income Attributable to ALLETE	$66.4	$15.0
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue increased $331.8 million from 2022 primarily due to the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023. This increase was partially offset by lower wind resources and availability at wind energy facilities in all regions in 2023 compared to 2022. Wind availability was down across the nation much of the year and consequently, ALLETE Clean Energy revenue was negatively impacted in 2023. In 2022, operating revenue also included revenue from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s Northern Wind project.

	Nine Months Ended September 30,
	2023		2022
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	152.6	$14.8	184.1	$16.7
Midwest	393.4	13.1	592.0	21.2
South	1389.1	10.9	1,550.9	12.9
West	495.4	9.6	624.4	14.2
Sale of Wind Energy Facility	—	348.4	—	—
Total Production and Operating Revenue	2,430.5	$396.8	2,951.4	$65.0

ALLETE, Inc. Third Quarter 2023 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (Continued)
ALLETE Clean Energy (Continued)

Cost of Sales – Non-utility increased $328.1 million from 2022 reflecting the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023. Cost of Sales – Non-utility in 2022 reflected a reserve in the third quarter for an anticipated loss on sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project. In addition, 2022 included a $10.2 million reserve in the second quarter related to the sale of the Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income.)

Operating and Maintenance expense increased $2.6 million, or 7 percent, from 2022 primarily due to higher contract and professional services in 2023. Arbitration-related costs incurred in 2023 for arbitration proceedings involving a subsidiary of ALLETE Clean Energy were fully offset by the recovery of $3.6 million for arbitration-related costs that were awarded as part of a favorable arbitration ruling. (See Note 6. Commitments, Guarantees and Contingencies.)

Other Income increased $55.8 million from 2022 primarily due to a $58.4 million gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy and higher interest income related to $5.1 million of interest awarded as part of the favorable arbitration ruling. (See Note 6. Commitments, Guarantees and Contingencies.) Other Income in 2022 reflected a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities in 2022. (See Cost of Sales – Non-utility.)

Income Tax Expense (Benefit) increased $13.9 million from 2022 primarily due to a higher pre-tax income in 2023 compared to 2022.

Net Loss Attributable to Non-Controlling Interest decreased $4.4 million from 2022 reflecting lower wind resources at our tax equity financed wind energy facilities. This decrease was partially offset by a higher production tax credit rate, as determined by the Internal Revenue Service, in 2023 compared to 2022.

Corporate and Other

Operating Revenue increased $41.6 million, or 35 percent, from 2022 reflecting higher revenue from New Energy, which was acquired in April 2022, and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2023 compared to 2022.

Net Income Attributable to ALLETE was $16.8 million in 2023 compared to $3.2 million in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects closed during 2023 and the impact of purchase price accounting in 2022. Net income from New Energy in 2023 was $12.0 million. Net income from New Energy in 2022 was $0.2 million, which included a $5.7 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2023 also reflects earnings from Minnesota solar projects placed into service in the fourth quarter of 2022 and second quarter of 2023, and a $3.8 million after-tax expense for the consolidated income tax impact of the gain on the favorable arbitration ruling. Net income in 2022 included transaction costs of $2.6 million after-tax related to the acquisition of New Energy in April 2022.

Income Taxes – Consolidated

For the nine months ended September 30, 2023, the effective tax rate was an expense of 12.1 percent (benefit of 26.0 percent for the nine months ended September 30, 2022). The effective tax rate for 2023 was an expense primarily due to higher pre-tax income and lower production tax credits.

We expect our annual effective tax rate in 2023 to be an expense primarily due to lower production tax credits and higher estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy and New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 60 percent of total consolidated net income in 2023, which reflects the impact of ALLETE Clean Energy’s arbitration award. ALLETE expects its businesses to generally provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.

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

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. Once the filing is accepted as complete, an annual interim rate increase of approximately $64 million, net of rider revenue incorporated into base rates and subject to refund, is expected to be implemented within 60 days, subject to MPUC adjustment and authorization. We cannot predict the level of interim or final rates that may be authorized by the MPUC.

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
ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

In an order dated September 29, 2023, the MPUC approved Minnesota Power’s final rates, which were implemented beginning on October 1, 2023. The MPUC order also approved Minnesota Power’s interim rate refund plan. Interim rates were collected through the third quarter of 2023 with reserves recorded as necessary. Minnesota Power has recorded a reserve for an interim rate refund of $39.4 million pre-tax as of September 30, 2023 ($18.4 million as of December 31, 2022). The reserve will be refunded to customers beginning in the fourth quarter of 2023.

Solar Energy Request For Proposals. On October 2, 2023, Minnesota Power issued a notice with the MPUC of its intent to issue a request for proposals for up to 300 MW of solar energy resources. Minnesota Power anticipates issuing the request for proposals in the fourth quarter of 2023.

Industrial and Municipal Customers and Prospective Additional Load.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 55 percent of our regulated utility kWh sales in the nine months ended September 30, 2023, were made to our industrial customers (51 percent in the nine months ended September 30, 2022).

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

In the third quarter of 2023, USS Corporation disclosed it had commenced a formal review process to evaluate strategic alternatives for the company after receiving multiple unsolicited proposals that ranged from the acquisition of certain production assets to consideration for the whole company.

Hibbing Taconite. On May 25, 2023, the Minnesota Executive Council approved state mineral leases near Nashwauk, Minnesota, with Cliffs, the majority owner of Hibbing Taconite. Cliffs has stated that these leases will provide Hibbing Taconite with more than two decades of additional mineral reserves. Prior to the leases being awarded, Hibbing Taconite had proven mineral reserves to support its operations through 2026. Hibbing Taconite has the capability of producing 8 million tons of taconite annually.
ALLETE, Inc. Third Quarter 2023 Form 10-Q

OUTLOOK (Continued)
Industrial and Municipal Customers and Prospective Additional Load (Continued)

Paper, Pulp and Secondary Wood Products.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. ST Paper completed a project at the Duluth Mill to produce tissue and began production early in 2023. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin large power customer service with a minimum term of six years upon start-up of operations. ST Paper completed start-up of operations and is now a large power customer as of the first quarter of 2023.

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

Transmission.

Investment in ATC. ATC’s most recent 10-year transmission assessment, which covers the years 2023 through 2032, identifies a need for between $6.6 billion and $8.1 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Pending regulatory approvals in Minnesota and North Dakota, construction could begin as early as 2024, with an in-service date expected between 2028 and 2030. The project is estimated to cost between $800 million and $900 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers.

Northland Reliability Project. Minnesota Power and Great River Energy announced in July 2022 their intent to build a 150-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC in August 2022. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. Planning for the approximately $970 million to $1,350 million transmission line is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. On August 4, 2023, Minnesota Power and Great River Energy submitted an application for a certificate of need and route permit with the MPUC. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

Big Stone South Transmission Project. Northern States Power, Great River Energy, Minnesota Power, Otter Tail Power Company, and Missouri River Energy Resources (Project Developers) announced in July 2022 their intent to build a 150-mile, 345-kV transmission line to improve reliability in North Dakota and South Dakota, and western and central Minnesota. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. A Notice of Intent to Construct, Own and Maintain the transmission line was filed with the MPUC in October 2022. On September 29, 2023, the Project Developers submitted an application for a certificate of need and route permit with the MPUC. The project is in its early stages and is expected to cost between $600 million and $700 million. The MPUC will determine the final route for the Minnesota portion as well as cost recovery for Minnesota Power’s approximately $20 million estimated share of the project. Subject to regulatory approvals, the transmission line is expected to be in service in 2027.

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

Since September 20, 2023, a substation and the transmission lines feeding that substation located near ALLETE Clean Energy’s Caddo wind energy facility, and operated by another party, have experienced a forced outage. This forced outage has increased congestion experienced by the Caddo wind energy facility and is expected to have a negative impact on ALLETE Clean Energy’s results of approximately $7.5 million pre-tax through the remainder of 2023. We will continue to monitor this recent development for timing of repairs and impact going forward.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2023, we had cash and cash equivalents of $125.5 million, $370.1 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 35 percent.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2023	%	December 31, 2022	%
Millions
ALLETE Equity	$2,786.6	53	$2,691.9	51
Non-Controlling Interest in Subsidiaries	610.1	12	656.4	12
Short-Term and Long-Term Debt (a)	1,805.5	35	1,929.1	37
	$5,202.2	100	$5,277.4	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2023	2022
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$40.2	$47.7
Cash Flows provided by (used in)
Operating Activities	520.0	81.2
Investing Activities	(200.6)	(311.1)
Financing Activities	(228.4)	230.8
Change in Cash, Cash Equivalents and Restricted Cash	91.0	0.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$131.2	$48.6

Operating Activities. Cash provided by operating activities was higher in 2023 compared to 2022. Cash provided by operating activities in 2023 reflected cash proceeds from the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects which were sold to third parties in 2023, cash received from the favorable arbitration award by a subsidiary of ALLETE Clean Energy, and lower payments for inventories compared to 2022 primarily related to the Northern Wind and Red Barn projects. Cash provided by operating activities in 2023 also increased due to the timing of recovery under Minnesota Power’s fuel adjustment clause.

Investing Activities. Cash used in investing activities was lower in 2023 compared to 2022; 2022 reflected cash payments for the acquisition of New Energy.

Financing Activities. Cash used in financing activities in 2023 reflected lower proceeds from the issuance of common stock and the issuance of long-term debt, and lower proceeds from the issuance of non-controlling interest in subsidiaries compared to 2022.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2023, we had consolidated bank lines of credit aggregating $423.1 million ($475.7 million as of December 31, 2022), the majority of which expire in January 2027, reflecting the October 2023 amendment to our largest credit facility. (See Note 5. Short-Term and Long-Term Debt.) We had $19.8 million outstanding in standby letters of credit and $33.3 million outstanding draws under our lines of credit as of September 30, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). As of September 30, 2023, we also had $143.8 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of September 30, 2023, we had 2.7 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the nine months ended September 30, 2023, we issued 0.2 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $11.4 million (0.2 million shares were issued for the nine months ended September 30, 2022, resulting in net proceeds of $12.6 million).

ALLETE, Inc. Third Quarter 2023 Form 10-Q

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

Capital Requirements. For the nine months ended September 30, 2023, capital expenditures totaled $182.0 million ($155.3 million for the nine months ended September 30, 2022). The expenditures were primarily made in the Regulated Operations segment. In addition, we incurred costs of approximately $26 million in 2023 related to ALLETE Clean Energy’s projects to develop and sell wind energy facilities.

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

Employees.

As of September 30, 2023, ALLETE had 1,556 employees, of which 1,509 were full-time.

Minnesota Power and SWL&P have an aggregate of 479 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2026, for Minnesota Power and January 31, 2024, for SWL&P.

BNI Energy has 181 employees, of which 131 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

OTHER (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2023, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2023, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2023.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2023, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 5.  OTHER INFORMATION

Trading Plans. During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ALLETE, Inc. Third Quarter 2023 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit Number
10	Third Amendment to Credit Agreement dated as of October 17, 2023, among ALLETE, as Borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated November 2, 2023, announcing 2023 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Third Quarter 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

November 2, 2023	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. Third Quarter 2023 Form 10-Q