Form 10-K
period 2023-12-31
ALLETE INC
filed 2024-02-20
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the year ended December 31, 2023

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
                             Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
The aggregate market value of voting stock held by nonaffiliates on June 30, 2023, was $3,320,941,939.
As of February 1, 2024, there were 57,578,222 shares of ALLETE Common Stock, without par value, outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2023 Form 10-K

Index (Continued)

ALLETE, Inc. 2023 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA LLC
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
C&I	Commercial and Industrial
Camp Ripley	Camp Ripley Solar Array
Cenovus Energy	Cenovus Energy Inc.
CIP	Conservation Improvement Program
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
CTO	Chief Technology Officer
DC	Direct Current
DOC	U.S. Department of Commerce
ECO	Energy Conservation and Optimization
EPA	United States Environmental Protection Agency
ELG	Effluent Limitation Guidelines
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulphurization
FIP	Federal Implementation Plan
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
HLBV	Hypothetical Liquidation at Book Value
Husky Energy	Husky Energy Inc.

ALLETE, Inc. 2023 Form 10-K

Definitions (Continued)

Abbreviation or Acronym	Term
HVDC	High-Voltage Direct-Current
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Lampert Capital Markets	Lampert Capital Markets, Inc.
Laskin	Laskin Energy Center
LLC	Limited Liability Company
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MRO	Midwest Reliability Organization
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
New Energy	New Energy Equity LLC
Nippon Steel	Nippon Steel Corporation
NIST	National Institute of Standards and Technology
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
ALLETE, Inc. 2023 Form 10-K

Definitions (Continued)

Abbreviation or Acronym	Term
PSCW	Public Service Commission of Wisconsin
PV	Photovoltaic
RFP	Request for Proposals
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
S&P	S&P Global Ratings
SIP	State Implementation Plan
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOC	System and Organizational Controls
Sofidel	The Sofidel Group
South Shore Energy	South Shore Energy, LLC
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
Standard & Poor’s	S&P Global Ratings
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
USS Corporation	United States Steel Corporation
VEBA	Voluntary Employee Benefit Association
VIE	Variable Interest Entities
WTG	Wind Turbine Generator
ALLETE, Inc. 2023 Form 10-K

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
•changes in rates of inflation or availability of key materials and suppliers;
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
ALLETE, Inc. 2023 Form 10-K

Part I

Item 1. Business

Overview.

ALLETE is a leader in the nation’s clean-energy transformation. Our businesses and dedicated employees deliver sustainable energy solutions that mitigate climate change, build thriving communities, help customers reach their sustainability goals and drive value for shareholders. In 2020, ALLETE’s largest business, Minnesota Power, reached a milestone of providing 50 percent renewable energy to its retail and municipal customers in Minnesota, and in 2023 delivered 50 percent renewable energy to those customers. The Company envisions delivering 100 percent carbon-free energy to customers by 2050—a vision grounded in a steadfast commitment to climate, customers and community through its EnergyForward strategy. ALLETE Clean Energy, our second-largest business, is positioned at the heart of society’s clean-energy transformation and owns, operates and has developed for others more than 1,600 megawatts of wind energy generation across eight states—helping some of the largest companies in the country reduce their carbon footprint. Our newest business, New Energy, is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 500 MW in its history.

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

In recent years, Minnesota Power has transformed its company-owned energy supply from more than a 95 percent reliance on coal to become a leader in the nation’s clean-energy transformation. Since 2013, the company has closed or converted seven of its nine coal-fired units and added nearly 900 megawatts of renewable energy sources. Additionally, Minnesota Power has been a leader in energy conservation, surpassing the state’s conservation goals each year for the past decade.

On February 7, 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The Company is evaluating the law to identify challenges and opportunities it could present. Minnesota Power is also working with various stakeholders and participating in the regulatory process to implement this legislation. (See Regulated Operations – Minnesota Legislation.)

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

ALLETE, Inc. 2023 Form 10-K

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2023, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2023	2022	2021

Consolidated Operating Revenue – Millions (a)	$1,879.8	$1,570.7	$1,419.2
Percentage of Consolidated Operating Revenue
Regulated Operations	66%	80%	87%
ALLETE Clean Energy (a)	22%	8%	6%
Corporate and Other (b)	12%	12%	7%
	100%	100%	100%
(a)     Consolidated operating revenue for 2023 includes the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects.
(b)    Consolidated operating revenue for 2023 and 2022 includes revenue from New Energy, which was acquired in the second quarter of 2022. (See Note. 5 Acquisitions.)
For a detailed discussion of results of operations and trends, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For business segment information, see Note 1. Operations and Significant Accounting Policies and Note 14. Business Segments.

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2023	%	2022	%	2021	%
Millions
Retail and Municipal
Residential	1,089	8	1,148	9	1,135	7
Commercial	1,347	11	1,359	11	1,359	9
Industrial	7,044	55	6,745	52	7,196	47
Municipal	466	4	540	4	590	4
Total Retail and Municipal	9,946	78	9,792	76	10,280	67
Other Power Suppliers	2,819	22	3,149	24	5,102	33
Total Regulated Utility Kilowatt-hours Sold	12,765	100	12,941	100	15,382	100
Industrial Customers. In 2023, industrial customers represented 55 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, paper, pulp and secondary wood products, and pipeline industries. Cliffs idled all production at its Northshore mine in 2022 and resumed partial pellet plant production in April 2023. (See Outlook – Regulated Operations – Industrial Customers – Taconite.)

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2023	%	2022	%	2021	%
Millions
Taconite	4,935	70	4,713	70	5,281	73
Paper, Pulp and Secondary Wood Products	669	10	735	11	702	10
Pipelines and Other Industrial	1,440	20	1,297	19	1,213	17
Total Industrial Customer Kilowatt-hours Sold	7,044	100	6,745	100	7,196	100
Six taconite facilities served by Minnesota Power made up approximately 70 percent of 2022 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2023 Mining Tax Guide. These taconite facilities are owned by Cliffs and USS Corporation. (See Large Power Customer Contracts.) Sales to taconite customers represented 4,935 million kWh, or 70 percent of total industrial customer kWh sales in 2023. Taconite, an iron bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets.

Minnesota Power’s taconite customers are capable of producing approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry, which continue to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel production in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. The demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user both require steel. Historically, approximately 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 75 percent of capacity in 2023 (78 percent in 2022 and 82 percent in 2021). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2024 will increase by approximately 2 percent compared to 2023.

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2023*	35
2022	32
2021	39
2020	30
2019	37
2018	39
2017	38
2016	28
2015	31
2014	39
Source: Minnesota Department of Revenue 2023 Mining Tax Guide for years 2014 - 2022.
* Preliminary data from the Minnesota Department of Revenue.
Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.05, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 669 million kWh, or 10 percent of total industrial customer kWh sales in 2023. Minnesota Power also has an agreement to provide steam for one paper and pulp customer for use in the customer’s operations. The major paper and pulp mills we serve reported operating at similar levels in 2023 compared to 2022. ST Paper completed start-up of operations and is now a Large Power Customer as of the first quarter of 2023. On January 3, 2024, ST Paper announced it had entered into an asset purchase agreement to sell the Duluth Mill to Sofidel (See Outlook – Regulated Operations – Industrial Customers – Paper, Pulp and Secondary Wood Products – ST Paper.)

Large Power Customer Contracts. Minnesota Power had eight Large Power Customer contracts as of December 31, 2023, each serving requirements of 10 MW or more of customer load. Certain facilities with common ownership are served under combined contracts. The customers as of December 31, 2023 consisted of six taconite facilities owned by Cliffs and USS Corporation as well as four paper and pulp mills. Minnesota Power also serves Northshore Mining through a PSA with its affiliate Silver Bay Power, in addition to the load served through its Large Power Contract with United Taconite and Northshore Mining. (See Silver Bay Power PSA.)

ALLETE, Inc. 2023 Form 10-K

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

Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates. These customers receive estimated bills or make weekly prepayments based on Minnesota Power’s estimate of the customer’s energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite producing Large Power Customers have generally predictable energy usage on a week-to-week basis and any differences that occur are trued-up the following month.

Contract Status for Minnesota Power Large Power Customers
As of December 31, 2023

Customer	Industry	Location	Ownership	Earliest Termination Date
Cliffs – Minorca Mine (a)	Taconite	Virginia, MN	Cliffs	December 31, 2027
Hibbing Taconite (a)(d)	Taconite	Hibbing, MN	85.3% Cliffs 14.7% USS Corporation	December 31, 2027
United Taconite and Northshore Mining (a)	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2027
USS Corporation (USS – Minnesota Ore) (a)(b)(d)	Taconite	Mtn. Iron, MN and Keewatin, MN	USS Corporation	December 31, 2027
Boise, Inc. (a)	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2027
UPM Blandin	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	December 31, 2029
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	December 31, 2027
ST Paper Duluth (c)	Paper	Duluth, MN	ST Paper LLC	February 28, 2029
(a)The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is December 31, 2027.
(b)USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.
(c)In January 2024, ST Paper announced it had entered into an asset purchase agreement to sell its paper mill in Duluth, Minnesota to Sofidel. (See Outlook – Regulated Operations – Industrial Customers – Paper, Pulp and Secondary Wood Products.)
(d)In December 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of USS Corporation’s stock. (See Outlook – Regulated Operations – Industrial Customers – Taconite.)

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS (Continued)

Silver Bay Power PSA. Minnesota Power has a PSA with Silver Bay Power through 2031 to supply its full energy requirements. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power.

Residential and Commercial Customers. In 2023, residential and commercial customers represented 19 percent of total regulated utility kWh sales.

Municipal Customers. In 2023, municipal customers represented 4 percent of total regulated utility kWh sales.

Minnesota Power’s wholesale electric contracts with 14 non-affiliated municipal customers in Minnesota have termination dates ranging from 2029 through 2037, with a majority of contracts expiring in 2029. One of these wholesale contracts includes a termination clause requiring a 3-year notice to terminate. (See Note 4. Regulatory Matters.)

Other Power Suppliers. The Company also enters into off-system sales with Other Power Suppliers. These sales are at market based prices into the MISO market on a daily basis or through bilateral agreements of various durations.

Our PSAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraphs.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 37 percent to Minnkota Power in 2023 (32 percent in 2022 and 28 percent in 2021). Minnkota Power’s net entitlement increases to approximately 41 percent in 2024, 46 percent in 2025 and 50 percent in 2026. (See Power Supply – Long-Term Purchased Power.)

Hibbing Public Utilities. In April 2022, Minnesota Power entered into a long-term Power Purchase and Market Energy Service Agreement with Hibbing Public Utilities for the period of June 1, 2022, through May 31, 2027. The agreement replaced the previous wholesale electric contract between Hibbing Public Utilities and Minnesota Power.

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

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. Since 2020, approximately 50 percent of Minnesota Power’s power supply for its retail and municipal customers in Minnesota has been provided by renewable energy sources. This was enabled by the completion of the 250 MW Nobles 2 wind energy facility in December 2020 and the GNTL in June 2020, which is used to deliver 250 MW of hydroelectric energy from Manitoba Hydro. Minnesota Power’s remaining operating coal-fired facilities are Boswell Units 3 and 4, which Minnesota Power plans to cease coal operations at by 2030 and 2035, respectively. (See Regulatory Matters.) Renewable energy percentages may vary year to year based on weather, system demand and transmission constraints.

The following table reflects Minnesota Power’s generating capabilities as of December 31, 2023, and total electrical supply for 2023. Minnesota Power had an annual net peak load of 1,551 MW on August 3, 2023.

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2023
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center (a)	3	1973	352
in Cohasset, MN	4	1980	468	(b)
			820		4,458,923	33.8
Total Coal-Fired			820		4,458,923	33.8
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	60		68,189	0.5
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	98		110,290	0.8
Total Biomass Co-Fired / Natural Gas			158		178,479	1.3
Hydro (c)
Group consisting of ten stations in MN	Multiple	Multiple	120		434,133	3.3
Wind (d)
Taconite Ridge Energy Center in Mtn. Iron, MN	Multiple	2008	25		47,361	0.4
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,269,120	9.6
Total Wind			522		1,316,481	10.0
Solar (e)
Group consisting of two solar arrays in MN	Multiple	Multiple	10		15,844	0.1
Total Generation			1,630		6,403,860	48.5

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (f)					1,377,198	10.4
Wind - Oliver Wind I and II in Oliver County, ND					357,541	2.7
Wind - Nobles 2 in Nobles County, MN (g)					953,506	7.2
Hydro - Manitoba Hydro in Manitoba, Canada					1,460,000	11.1
Solar - Purchases from five solar arrays in MN					28,227	0.2
Total Long-Term Purchased Power					4,176,472	31.6
Other Purchased Power (h)					2,625,816	19.9
Total Purchased Power					6,802,288	51.5
Total Regulated Utility Power Supply					13,206,148	100.0
(a) Minnesota Power anticipates ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. (See Regulatory Matters.)
(b)Boswell Unit 4 net capability shown above reflects Minnesota Power’s ownership percentage of 80 percent. WPPI Energy owns 20 percent of Boswell Unit 4. (See Note 3. Jointly-Owned Facilities and Assets.)
(c)Hydro consists of 10 stations with 34 generating units.
(d)Taconite Ridge consists of 10 WTGs and Bison consists of 165 WTGs.
(e)Solar includes the 10 MW Camp Ripley Solar Array near Little Falls, MN, and a 40 kW community solar garden in Duluth, MN.
(f)Minnesota Power has a PSA with Minnkota Power whereby Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power. (See Electric Sales / Customers – Minnkota Power PSA.)
(g)See Item 1. Business – Corporate and Other – Investment in Nobles 2.
(h)Includes short-term market purchases in the MISO market and from Other Power Suppliers.

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2023 for electric generation at Minnesota Power’s coal-fired generating stations was 2.7 million tons (2.7 million tons in 2022; 2.7 million tons in 2021). As of December 31, 2023, Minnesota Power had coal inventories of 0.7 million tons (0.8 million tons as of December 31, 2022). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2025. In 2024, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2024. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2023	2022	2021
Average Price per Ton	$41.23	$39.98	$39.51
Average Price per MBtu	$2.30	$2.25	$2.18

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 9. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2023 was approximately $2.36 per MBtu ($2.05 per MBtu in 2022; $1.94 per MBtu in 2021). (See Electric Sales / Customers – Minnkota Power PSA.)

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

Wind Energy. Minnesota Power has a long-term PPA with Nobles 2 that provides for Minnesota Power to purchase the energy and associated capacity from a 250 MW wind energy facility in southwestern Minnesota through 2040. The agreement provides for the purchase of output from the facility at fixed energy prices. There are no fixed capacity charges, and Minnesota Power will only pay for energy as it is delivered. (See Corporate and Other – Investment in Nobles 2.) Minnesota Power also has two long-term wind energy PPAs with an affiliate of NextEra Energy, Inc. to purchase the output from Oliver Wind I (50 MW) and Oliver Wind II (48 MW) located in North Dakota.

Solar Energy. Minnesota Power purchases solar energy from approximately 20 MW of solar energy facilities located in Minnesota that are owned by an ALLETE subsidiary, and a 1 MW community solar garden in northeastern Minnesota, which is owned and operated by a third party.

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS (Continued)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (232 miles), 345 kV (241 miles), 250 kV (466 miles), 230 kV (715 miles), 161 kV (43 miles), 115 kV (1,380 miles) and less than 115 kV (6,415 miles). We own and operate 162 substations with a total capacity of 9,980 megavolt-amperes. Some of our transmission and distribution lines interconnect with other utilities, and we own some of our transmission lines jointly with other utilities. (See Note 3. Jointly-Owned Facilities and Assets and Outlook – Regulated Operations – Transmission.)

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

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2023, our equity investment in ATC was $179.7 million ($165.4 million as of December 31, 2022). (See Note 6. Equity Investments.)

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

In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

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

Properties

Our Regulated Operations businesses own office and service buildings, an energy control center, repair shops, electric plants, transmission and distribution facilities and storerooms in various localities in Minnesota, Wisconsin and North Dakota. All of the electric plants are subject to mortgages, which collateralize the outstanding first mortgage bonds of Minnesota Power and SWL&P. Most of the generating plants and substations are located on real property owned by Minnesota Power or SWL&P, subject to the lien of a mortgage, whereas most of the transmission and distribution lines are located on real property owned by others with appropriate easement rights or necessary permits from governmental authorities. WPPI Energy owns 20 percent of Boswell Unit 4. WPPI Energy has the right to use our transmission line facilities to transport its share of Boswell generation. (See Note 3. Jointly-Owned Facilities and Assets.)

ALLETE, Inc. 2023 Form 10-K

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

Minnesota Public Utilities Commission. The MPUC has regulatory authority over Minnesota Power’s retail service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. Minnesota Power’s retail base rates through 2021 were based on a 2018 MPUC retail rate order that allowed for a 9.25 percent return on common equity and a 53.81 percent equity ratio. Interim rates were implemented in Minnesota Power’s 2022 general rate case beginning in January 2022, and the resolution of Minnesota Power’s 2022 general rate case changed the allowed return on equity to 9.65 percent and the equity ratio to 52.50 percent beginning October 1, 2023. (See 2022 Minnesota General Rate Case.) As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission and renewable investments.

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. On December 7, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, incorporated into base rates starting January 1, 2024, subject to refund. We cannot predict the level of final rates that may be authorized by the MPUC.

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

On June 14, 2023, Minnesota Power appealed to the Minnesota Court of Appeals (Court) specific aspects of the MPUC’s rate case orders. Minnesota Power is appealing the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. We are unable to predict the outcome of this proceeding.

In an order dated September 29, 2023, the MPUC approved Minnesota Power’s final rates, which were implemented beginning on October 1, 2023. The MPUC order also approved Minnesota Power’s interim rate refund plan. Interim rates were collected through the third quarter of 2023 with reserves recorded as necessary. Minnesota Power recorded a reserve for an interim rate refund of approximately $39 million pre-tax as of September 30, 2023 (approximately $18 million as of December 31, 2022). The reserve was refunded to customers during the fourth quarter of 2023.

ALLETE, Inc. 2023 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

Minnesota Power Land Sales. In August 2020, Minnesota Power filed a petition with the MPUC for approval to sell land that surrounds several reservoirs on its hydroelectric system and is no longer required to maintain its operations. The land had an estimated value of approximately $100 million, and Minnesota Power proposed to credit ratepayers the net proceeds from the sales in a future rate case or through its renewable resources rider to mitigate future rate increases. In an order dated November 18, 2021, the MPUC authorized the land sales and directed the net proceeds to be refunded to ratepayers subject to certain conditions and required compliance filings. As of December 31, 2023, we have a regulatory liability recorded of $30.2 million related to these sales.

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

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters. The resolution of SWL&P’s 2022 general rate case changed the allowed return on equity to 10.00 percent and maintained an equity ratio of 55.00 percent beginning January 1, 2023. (See 2022 Wisconsin General Rate Case.) SWL&P’s retail rates through 2022 were based on a December 2018 order by the PSCW that allowed for a return on equity of 10.40 percent and a 55.00 percent equity ratio.

2022 Wisconsin General Rate Case. In 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 3.60 percent for retail customers. The filing sought an overall return on equity of 10.40 percent and a 55.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated an estimated $4.3 million in additional revenue. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.00 percent and 55.00 percent equity ratio. Final rates went into effect January 1, 2023.

North Dakota Public Service Commission. The NDPSC has jurisdiction over site and route permitting of generation and transmission facilities in North Dakota.

Federal Energy Regulatory Commission. The FERC has jurisdiction over the licensing of hydroelectric projects, the establishment of rates and charges for transmission of electricity in interstate commerce, electricity sold at wholesale (including the rates for Minnesota Power’s municipal and wholesale customers), natural gas transportation, certain accounting and recordkeeping practices, certain activities of our regulated utilities and the operations of ATC. FERC jurisdiction also includes enforcement of NERC mandatory electric reliability standards. Violations of FERC rules are subject to enforcement action by the FERC including financial penalties up to $1 million per day per violation.

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

North American Electric Reliability Corporation. The NERC has been certified by the FERC as the national electric reliability organization. The NERC ensures the reliability of the North American bulk power system. The NERC oversees six regional entities that establish requirements, approved by the FERC, for reliable operation and maintenance of power generation facilities and transmission systems. Minnesota Power is subject to these reliability requirements and can incur significant penalties for noncompliance.
ALLETE, Inc. 2023 Form 10-K

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

Minnesota Legislation

Renewable and Carbon-Free Energy Requirements. On February 7, 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The law increases the renewable energy standard from 25 percent renewable by 2025 to 55 percent renewable by 2035, and requires investor-owned Minnesota utilities to provide 80 percent carbon-free energy by 2030, 90 percent carbon-free energy by 2035 and 100 percent carbon-free energy by 2040. The law utilizes renewable energy credits as the means to demonstrate compliance with both the carbon-free and renewable energy standards, includes an off ramp provision that enables the MPUC to protect reliability and customer costs through modification or delay of either the renewable energy standard, the carbon-free standard, or both, and streamlines development and construction of wind energy projects and transmission in Minnesota. The Company is evaluating the law to identify challenges and opportunities it could present. Minnesota Power is also working with various stakeholders and participating in the regulatory process to implement this legislation.

Since 2020, approximately 50 percent of Minnesota Power’s power supply for its retail and municipal customers in Minnesota has been provided by renewable energy sources. Minnesota Power’s plans include expanding its renewable energy supply to 70 percent renewable energy by 2030. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

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

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality are allowed to choose a supplier upon MPUC approval. Minnesota Power served eight Large Power Customers under contracts of at least 10 MW in 2023, none of which have engaged in a competitive rate process. (See Electric Sales / Customers.) No other large commercial or small industrial customers in Minnesota Power’s service territory have sought a provider outside Minnesota Power’s service territory. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

In 2023, 4 percent of total regulated utility kWh sales were to municipal customers in Minnesota. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through 2037. Minnesota Power’s wholesale electric contracts with 13 other non-affiliated municipal customers are effective through 2029. (See Electric Sales / Customers.)

The FERC has continued with its efforts to promote a competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in a competitive market.

ALLETE, Inc. 2023 Form 10-K

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

Region	Wind Energy Facility	Capacity MW	MW	PSA Expiration
East	Armenia Mountain	101
	PSA 1		50%	2031
	PSA 2		50%	2024
Midwest	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	Merchant		90%	n/a
	PSA		10%	2032
	Other	17	100%	2028
South	Caddo	303
	Merchant		27%	n/a
	PSA 1		66%	2034
	PSA 2		7%	2034
	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	2028
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035

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
ALLETE, Inc. 2023 Form 10-K

CORPORATE AND OTHER

New Energy

In April 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 500 MW in its history, totaling more than $1.2 billion of capital. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across over 20 different states. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. New Energy will continue its current strategy of developing and operating renewable energy projects.

Investment in Nobles 2

Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. As of December 31, 2023, our equity investment in Nobles 2 was $151.5 million ($157.3 million at December 31, 2022). (See Note 6. Equity Investments.)

South Shore Energy

South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2028 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy will be responsible for approximately 20 percent. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2023, is approximately $9 million.

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 9. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2023, BNI Energy’s total reclamation liability is estimated at $82.1 million, which is included in Other Non-Current Liabilities on the Consolidated Balance Sheet at its present value. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE Properties

ALLETE Properties represents our legacy Florida real estate investment. ALLETE Properties’ major project in Florida is Town Center at Palm Coast, which consists of approximately 200 acres of land as well as various residential units and non-residential square footage. In addition to the Town Center at Palm Coast project, ALLETE Properties has approximately 500 acres of other land available for sale. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Corporate and Other – ALLETE Properties.)

Seller Financing. ALLETE Properties occasionally provides seller financing to qualified buyers. As of December 31, 2023, outstanding finance receivables were $2.9 million, net of reserves, with maturities through 2027. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

ALLETE, Inc. 2023 Form 10-K

CORPORATE AND OTHER (Continued)
ALLETE Properties (Continued)

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

As of December 31, 2023, non-rate base generation consists of 29 MW of natural gas and hydro generation at Rapids Energy Center in Grand Rapids, Minnesota, which is primarily dedicated to the needs of one customer, UPM Blandin, and approximately 20 MW of solar energy facilities located in Sylvan, Hoyt Lakes, and Duluth, Minnesota, which sell energy generated to Minnesota Power.

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

As of December 31, 2023, ALLETE had 1,560 employees, of which 1,513 were full-time. We also respect employees’ freedom of association and their right to collectively organize. As of December 31, 2023, Minnesota Power and SWL&P have an aggregate of 479 employees covered under collective bargaining agreements, of which most are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2026, for Minnesota Power and January 31, 2027, for SWL&P. BNI Energy has 129 employees that are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.
ALLETE, Inc. 2023 Form 10-K

HUMAN CAPITAL MANAGEMENT (Continued)

ALLETE’s Human Rights Policy confirms our commitment to the advancement and protection of human rights, consistent with U.S. human rights laws and the general principles in the International Labour Organization Convention.

Integrity. Integrity is a foundational, shared value at ALLETE, is important to ALLETE’s business and operations, and enables our success. The Company has a written Code of Business Conduct that applies to all of our employees, directors of ALLETE, contractors, vendors, and others who do business with or on behalf of ALLETE.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Our journey to zero injury starts with a culture that is open and transparent. We encourage all employees to report injuries, near misses, and good catches, so that we can learn and share with others throughout the Company in an effort to improve safety performance. Leaders have regular safety conversations with employees, where hazard identification and controls are discussed to ensure work is being performed safely. To monitor progress, the Company uses leading and lagging indicators to analyze injury trends, safety participation and other data, such as data from our Company-wide safety perception survey to make better decision on safety practices.

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

Compensation and Benefits. Our competitive compensation package gives employees flexibility, choices and opportunities. Competitive compensation is important for the Company to attract and retain a qualified workforce to successfully manage our business and achieve our business objectives. We also strive to ensure pay equity among diverse employees performing equal or substantially similar work. Periodically, we review the median pay of our male and female employees as well as employees from diverse backgrounds.

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
ALLETE, Inc. 2023 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of February 20, 2024, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Bethany M. Owen, Age 58
Chair, President and Chief Executive Officer	May 11, 2021
President and Chief Executive Officer	February 3, 2020
President	January 31, 2019
Senior Vice President and Chief Legal and Administrative Officer	November 26, 2016

Patrick L. Cutshall, Age 58
Vice President and Corporate Treasurer	December 18, 2017

Nicole R. Johnson, Age 49
Vice President and President of ALLETE Clean Energy	August 22, 2022
Vice President and Chief Administrative Officer	June 28, 2019

Steven W. Morris, Age 62
Senior Vice President and Chief Financial Officer	February 9, 2022
Vice President and Chief Accounting Officer	October 28, 2021
Vice President, Controller and Chief Accounting Officer	December 24, 2016

Joshua J. Skelton, Age 44
Vice President and Chief Operating Officer of Minnesota Power	August 22, 2022

Margaret A. Thickens, Age 57
Vice President, Chief Legal Officer and Corporate Secretary	February 13, 2019

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

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 14, 2024.

ALLETE, Inc. 2023 Form 10-K

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

Minnesota Power’s Large Power Customers (see Item 1. Business – Regulated Operations – Electric Sales / Customers) and Silver Bay Power accounted for 24 percent of our 2023 consolidated operating revenue (29 percent in 2022 and 32 percent in 2021) and 36 percent of Regulated Operations operating revenue (36 percent in 2022 and 37 percent in 2021). Minnesota Power’s taconite customers, which are currently owned by only two entities at the end of 2023, accounted for approximately 21 percent of consolidated operating revenue and 32 percent of Regulated Operations operating revenue in 2023. This concentrated ownership presents customer concentration risk for the Company, and could lead to further capacity consolidation for both steel blast furnaces and related Minnesota iron ore production. These customers are also involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. The North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations or idled facilities in recent years and have pursued or are pursuing product changes in response to declining demand. Additionally, the taconite industry could be impacted by changing technology in the steel industry such as the adoption of electric arc furnaces for steelmaking, which could result in declining demand for taconite and the electricity used during its production.

Minnesota Power also serves two pipeline customers that accounted for 2 percent of our 2023 consolidated operating revenue (2 percent in 2022 and in 2021) and 3 percent of Regulated Operations revenue in 2023 (2 percent in 2022 and 2021). These customers are involved in an industry that is seeing increased environmental pressure for construction of new or expanded pipeline infrastructure for the transportation of fossil fuels. Changes in regulatory rulings or permit proceedings could result in changes to operations of the pipeline network in our service territory.

Accordingly, if our industrial customers experience an economic downturn, incur a work stoppage (including strikes, lock-outs or other events), fail to compete effectively, experience decreased demand, fail to economically obtain raw materials or operate their facilities, fail to renew or obtain necessary permits, or experience a decline in demand or prices for their product, there could be adverse effects on their operations and, consequently, this could have a negative impact on our results of operations as we are unable to remarket at similar prices the energy that would otherwise have been sold to such customers.

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

ALLETE, Inc. 2023 Form 10-K

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

These laws and regulations significantly influence our operations and may affect our ability to recover costs from our customers. We are required to have numerous permits, licenses, approvals and certificates from the agencies and other organizations that regulate our business. We believe we have obtained the necessary permits, licenses, approvals and certificates for our existing operations and that our business is conducted in accordance with applicable laws; however, we are unable to predict the impact on our operating results from the future regulatory activities of any of these agencies and other organizations. Changes in regulations, timing of approvals, the adoption of new regulations or the expansion of jurisdiction by these agencies and other organizations could have an adverse impact on our business and results of operations. In addition, our ability to manage changing regulations could be impacted by our rights and obligations under joint ownership agreements.

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

ALLETE, Inc. 2023 Form 10-K

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

There is significant uncertainty regarding if and when new laws, regulations or administrative policies will be adopted to reduce or limit GHG and the impact any such laws or regulations would have on us. In 2023, our operating coal-fired generating facilities consisted of the 352 MW Boswell Unit 3 and the 468 MW Boswell Unit 4. (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation – Outlook – EnergyForward.) Any future limits on GHG emissions at the federal or state level, or action taken by regulators, before these facilities are retired or become coal-free may require us to incur significant capital expenditures and increases in operating costs, or could result in early closure of coal-fired generating facilities, stranded assets, an impairment of assets, denial of full recovery of decommissioning costs in excess of amounts previously collected, or otherwise adversely affect our results of operations, particularly if resulting expenditures and costs are not fully recoverable from customers.

Our regulated operations may be adversely impacted by the physical and financial risks associated with climate change. See Entity-wide Risks for additional discussion of risks related to GHG and climate change.

We cannot predict the amount or timing of all future expenditures related to environmental matters because of uncertainty as to applicable regulations or requirements. There is also uncertainty in quantifying liabilities under environmental laws that impose joint and several liability on all potentially responsible parties. Violations of certain environmental statutes, rules and regulations could expose ALLETE to third party disputes and potentially significant monetary penalties, as well as other sanctions for noncompliance.

The operation and maintenance of our regulated electric generation, transmission and distribution facilities are subject to operational risks that could adversely affect our financial position, results of operations and cash flows.

The operation of generating facilities involves many risks, including start-up operational risks, breakdown or failure of facilities, the dependence on a specific fuel source, inadequate fuel supply, availability of fuel transportation, and the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. A significant portion of our facilities contain older generating equipment, which, even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. Generation, transmission and distribution facilities and equipment are also likely to require periodic upgrades and improvements due to changing environmental standards and technological advances. Our ability to manage and operate certain facilities could also be impacted by our rights and obligations under the joint ownership agreements. We could be subject to costs associated with any unexpected failure to produce or deliver power, including failure caused by breakdown, forced outage or limited availability of fuel or fuel transportation, as well as the repair of damage to facilities due to breakdown, storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events. This could also lead to requiring additional purchased power to meet requirements of serving our retail load, which for Minnesota Power is subject to recovery under the fuel adjustment clause. Should these costs be denied or are otherwise unable to be recovered, our financial position, results of operations and cash flows could be adversely impacted.

Our ability to successfully and timely complete capital repairs or improvements to existing regulated facilities or in the development of new electric generation and transmission facilities or other capital projects is contingent upon many variables.

We expect to incur significant capital expenditures in making capital repairs or improvements to our existing electric generation and transmission facilities and in the development and construction of new electric generation and transmission facilities. Should any such efforts be unsuccessful, not completed in a timely manner, if we are unable to obtain the necessary permits, land rights and regulatory approvals, or if there are increases in the costs for or limited availability of key materials, supplies, labor and services, we could be subject to additional costs or impairments, and projects may be delayed or canceled which could have an adverse impact on our financial position, results of operation and cash flows.
ALLETE, Inc. 2023 Form 10-K

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
•wars, sabotage, terrorist acts, cybersecurity attacks or other catastrophic events; and
•federal, state, local and foreign energy, environmental, or other regulation and legislation.

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

ALLETE, Inc. 2023 Form 10-K

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

The Company's strategy includes adding customers, new geographies, and growth through acquisitions or project development with long-term PSAs in place for the output or to be sold upon completion. This strategy depends, in part, on the Company’s ability to successfully identify and evaluate acquisition or development opportunities and consummate acquisitions on acceptable terms and obtain all required permits and approvals. The Company may compete with other companies for these acquisition and development opportunities, which may increase the Company’s cost of making acquisitions and the Company may be unsuccessful in pursuing these acquisition opportunities. Other companies may be able to pay more for acquisitions and may be able to identify, evaluate, bid for and purchase a greater number of assets than the Company’s financial or human resources permit. New laws and regulations promoting renewable energy generation may result in increased competition. Our ALLETE Clean Energy business is experiencing return pressures from increased competition, and lower forward price curves, as a growing amount of investment capital is being directed into wind energy generation opportunities. In addition, current and potential new project developments at our businesses can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. Additionally, tax law changes may adversely impact the economic characteristics of potential acquisitions or investments. If the Company is unable to execute its strategy of growth through acquisitions, project development for others, or the addition of new customers and geographies, it may impede our long-term objectives and business strategy.

Acquisitions and operations of recently acquired entities are subject to uncertainties. If we are unable to successfully integrate and manage New Energy, or future acquisitions and strategic investments, this could have an adverse impact on our results of operations. Our actual results may also differ from our expectations due to factors such as the ability to obtain timely regulatory or governmental approvals, integration and operational issues and the ability to retain management and other key personnel.

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

ALLETE, Inc. 2023 Form 10-K

Item 1A. Risk Factors (Continued)
ALLETE Clean Energy / Corporate and Other Risks (Continued)

The U.S. government currently imposes anti-dumping and countervailing duties on certain imported photovoltaic (PV) cells and modules from China and Taiwan. Such duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (DOC). On August 18, 2023, the U.S. DOC issued a final affirmative determination that imports of certain PV cells and modules assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam are circumventing anti-dumping and countervailing duties. Duties will not be collected on imports before June 2024 as a result of a temporary duty suspension ordered by the U.S. President. Our operating results could be adversely impacted if this U.S. DOC circumvention determination results in duties assessed on future purchases made by our businesses after the current moratorium ends, or if additional anti-dumping and countervailing duties are imposed by the U.S. government on products purchased by our businesses.

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

The construction and operation of generating facilities involves many risks, including the performance by key contracted suppliers and maintenance providers; increases in the costs for or limited availability of key materials, supplies, labor and services; start-up operations risks; breakdown or failure of facilities; curtailment of facilities by counterparties or due to inadequate transmission capacity; the dependence on the availability of wind resources; or the impact of unusual, adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output or efficiency. Some of our facilities contain older generating equipment, which even if maintained in accordance with good engineering practices, may require significant capital expenditures to continue operating at peak efficiency. We could be subject to costs associated with any unexpected failure to produce and deliver power, including failure caused by breakdown or forced outage, as well as the repair of damage to facilities due to storms, natural disasters, wars, sabotage, terrorist acts and other catastrophic events.

The price of electricity may be volatile, which may impact results of operations at ALLETE Clean Energy wind energy facilities under contracts with commercial and industrial (C&I) customers.

Unusual, adverse weather conditions or other natural events and different settlement prices between hub and node can cause volatility in market prices for electricity and adversely affect our financial position, results of operations and cash flows. ALLETE Clean Energy’s power sales agreements with C&I customers at its Diamond Spring and Caddo wind energy facilities are contracts for differences where power is delivered to the market, a fixed price is paid by the customers to ALLETE Clean Energy, and differences between the market price and the fixed price are paid to or received from the customers. Certain contracts also settle with the market at the hub price whereas ALLETE Clean Energy settles with the customer at the node price which can vary significantly based on multiple factors. These settlement provisions can result in an adverse impact on our financial position, results of operations and cash flows when market prices are volatile, or lead to potential impairment of property, plant and equipment if these conditions persist for an extended period of time.

ALLETE, Inc. 2023 Form 10-K

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

We had approximately $155 million of goodwill recorded on our Consolidated Balance Sheet as of December 31, 2023, related to New Energy. If we change our business strategy, fail to deliver on our projected results or if market or other conditions adversely affect the operations of New Energy, we may be required to record an impairment charge. Declines in projected operating cash flows at New Energy could also result in an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

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

Health epidemics, pandemics and other outbreaks, as well as the related federal and state government responses, can have widespread impacts on the economy and on our employees, customers, contractors and suppliers, such as those experienced from the COVID-19 pandemic. There may be uncertainty regarding the length of time an epidemic, pandemic or other outbreak will last, how they will evolve, or the extent and duration of any measures attempted to try and contain them.

ALLETE, Inc. 2023 Form 10-K

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

ALLETE, Inc. 2023 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

Our businesses, investments and customers are subject to extensive state and federal legislation and regulation, compliance with which could have an adverse effect on our businesses.

Our businesses, investments and customers are subject to, and affected by, extensive state and federal legislation and regulation. If it was determined that our businesses failed to comply with applicable laws and regulations, we could become subject to fines or penalties or be required to implement additional compliance measures or actions, the cost of which could be material. If we are unable to obtain all required permits and approvals for our development projects, it could negatively impact our ability to execute on our EnergyForward strategy. Adoption of new laws, rules, regulations, principles, or practices by federal and state agencies, or changes to or a failure to comply with current laws, rules, regulations, principles, or practices and their interpretations, could have an adverse effect on our financial position, results of operations and cash flows.

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

The Company could suffer negative impacts to its reputation as a result of operational incidents, violations of corporate compliance policies, such as our code of business conduct, by employees, directors of ALLETE, contractors, vendors and others who do business with or on behalf of ALLETE, regulatory violations, operations that produce or enable the production of GHG emissions or other events which may result in negative customer perception, increased regulatory oversight, and negative consequences to our credit ratings and ability to access capital, each of which could have an adverse effect on our financial position, results of operations and cash flows.

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

ALLETE, Inc. 2023 Form 10-K

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

Climate-related risks that could adversely affect our financial position and results of operations include effects of environmental- or economic-based laws, regulations, incentives or initiatives designed to reduce the quantity or impact of GHG emissions, the ability of our regulated businesses to obtain rate adjustments to recover costs and investments to implement clean-energy transition plans, or disruptions to the economy or energy markets caused by climate change. This includes the risk of laws or regulations that create mandates that do not allow for a transition that protects the safety, reliability or affordability of energy for our customers, are implemented before cost-effective technology is developed and regulatory policy is established, or require the electric sector to decarbonize faster than other sectors and ahead of our current vision to deliver 100 percent carbon-free energy to customers by 2050. Additionally, restrictions on land use, wildlife impacts, and other environmental regulations could affect the siting, construction and operation of new or existing generation and transmission facilities needed to transition to lower-carbon generation sources.

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

ALLETE, Inc. 2023 Form 10-K

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

Our business, financial position, results of operations, and cash flows could be materially affected by adverse results of litigation.

We are involved in litigation arising in the normal course of business. Unfavorable resolution of legal or administrative proceedings in which we are involved or other future legal or administrative proceedings may have an adverse effect on our business, financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

ALLETE, Inc. 2023 Form 10-K

Item 1C. Cybersecurity

ALLETE employs a multilayer approach to addressing cybersecurity risk based on the National Institute of Standards and Technology (NIST) framework. It has established a dedicated cybersecurity team that utilizes internal and external assessments, automated monitoring tools, and input from public and private partners to identify potential cyber threats. External third party security firms are engaged to assist with cybersecurity risk assessments, penetration testing and system security analysis. ALLETE’s cybersecurity team works in conjunction with the risk management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into ALLETE’s Enterprise Risk Management process, ALLETE’s information technology leadership reviews the company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into ALLETE’s enterprise risk management framework. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

•expert input from both public and private partnerships;
•the implementation of a comprehensive cybersecurity policy that encompasses but is not limited to social media, acceptable use (devices, wireless, remote access, internet use), information governance, monitoring, authentication, encryption, vulnerability management, third-party management, and recovery;
•required annual cybersecurity training for all employees with additional supplemental cybersecurity training required based on role;
•random employee phish testing and follow-up;
•procedural and automated cyber controls in conjunction with robust detection, mitigation, and recovery capabilities;
•the formation of a multidisciplinary cybersecurity incident response team;
•the integration of multiple threat intelligence sources into our cybersecurity tools and processes;
•the retention of external cybersecurity threat response resources;
•the formation of a multidisciplinary cybersecurity incident response team; and
•multiple cyber event simulation and tabletop exercises per year to hone the cybersecurity incident response team preparedness.

The ALLETE board of directors provides enterprise-level oversight of risks associated with cybersecurity threats through the Audit Committee, which assists the Board in fulfilling its oversight responsibilities regarding the Company’s policies and processes with respect to risk assessment and risk management, including any significant non-financial risk exposures; reviewing and discussing the Company’s information security policies and internal controls regarding information security; and reviewing the Company’s annual disclosures concerning the role of the Board in the risk oversight of the Company. The Audit Committee performs an annual review of the Company’s cybersecurity program and receives quarterly updates on key cybersecurity risks, the cybersecurity risk management plan, and cyber incident event trends.

ALLETE’s Chief Technology Officer (CTO) has primary responsibility for the development and oversight of ALLETE’s cybersecurity team and the development and maintenance of the company’s related cybersecurity policies and procedures. The CTO has over 25 years’ experience working in the information and operational technology field and is a registered professional engineer in the State of Minnesota. The company’s cybersecurity team continuously assesses the evolving cyber threat landscape based on their expertise and that of our third-party partners. They then work with all parts of ALLETE to protect against, detect, identify, respond to, and recover from the risks that cybersecurity threats present. The cybersecurity team views and responds to cybersecurity risks in a holistic manner, applying a comprehensive multilayered strategy to prevent, detect, and mitigate them. They have identified ALLETE’s critical cyber assets and taken appropriate steps to protect them. External expertise is regularly engaged to assess ALLETE’s cybersecurity program and help the cybersecurity team to strengthen the organization’s monitoring, alerting, prevention, mitigation, and recovery capabilities. Tabletop simulations, third party cyber vulnerability assessments, maturity assessments, and partnerships are used to assess and refine all elements of our cybersecurity program.

In addition to managing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party service providers. Risk assessments are performed against third-party service providers with a specific focus on any sensitive data that is to be shared with them. The internal business owners of ALLETE’s applications are required to document user access reviews regularly. We request a System and Organizational Controls (SOC) 2 report from the vendors of our enterprise cloud applications. If they do not provide us with a SOC 2, we seek additional compensating risk assurance in our contract language with them. Risks associated with the use of third-party service providers are managed as part of our overall cybersecurity risk management framework.

ALLETE, Inc. 2023 Form 10-K

Item 1C. Cybersecurity (Continued)

To continually manage and control the material risks that cybersecurity threats present to the organization, ALLETE invests significantly in the cybersecurity elements outlined above. In addition, the Company has made significant investments to fulfill the operational and financial regulatory requirements laid out by the North American Electric Reliability Corporation Critical Infrastructure Protection Standards and Sarbanes-Oxley Act of 2002.

ALLETE faces a number of cybersecurity risks in connection with its business. Although such risks have not materially affected us, including our business strategy, results of operations, and financial conditions, to date, we have, from time to time, experienced threats to and breaches of our data systems, including malware, phishing and computer virus attacks. See Item 1A. Risk Factors for additional information regarding our organization’s cybersecurity risks, which should be read together with this Item 1C. Cybersecurity.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.705 per share on our common stock is payable on March 1, 2024, to the shareholders of record on February 15, 2024. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors. As of February 1, 2024, there were approximately 19,000 common stock shareholders of record.

We do not have a publicly announced stock repurchase program and we did not repurchase any equity securities during the quarter ended December 31, 2023.

ALLETE, Inc. 2023 Form 10-K

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

The calculations assume a $100 investment on December 31, 2018, and reinvestment of dividends.

Total Shareholder Return for the Five Years Ending December 31, 2023

$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
ALLETE
S&P 500 Index
Philadelphia Utility Index

	2018	2019	2020	2021	2022	2023
ALLETE	$100	$110	$87	$97	$98	$98
S&P 500 Index	$100	$131	$156	$200	$164	$207
Philadelphia Utility Index	$100	$127	$130	$154	$155	$141

ALLETE, Inc. 2023 Form 10-K

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-K contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-K under the headings: “Forward‑Looking Statements” located on page 7 and “Risk Factors” located in Item 1A. The risks and uncertainties described in this Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2023, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

ALLETE, Inc. 2023 Form 10-K

2023 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2023, to the year ended December 31, 2022.

Net income attributable to ALLETE in 2023 was $247.1 million, or $4.30 per diluted share, compared to $189.3 million, or $3.38 per diluted share, in 2022. Net income in 2023 included a $40.5 million, or $0.71 per share, after-tax gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 9. Commitments, Guarantees and Contingencies.) This increase was partially offset by the impact of unusually low wind resources at ALLETE Clean Energy and warmer winter weather impacting our Regulated Operations in 2023. Earnings per share dilution in 2023 was $0.11 due to additional shares of common stock outstanding in 2023 compared to 2022.

Regulated Operations net income attributable to ALLETE was $147.2 million in 2023, compared to $149.9 million in 2022. Net income at Minnesota Power was lower than 2022 primarily due to higher operating and maintenance, depreciation and interest expenses, and lower kWh sales to residential and commercial customers in 2023 compared to 2022 due to warmer winter weather. These decreases were partially offset by higher kWh sales to industrial customers in 2023 and lower property tax expense resulting from the favorable impact of an updated estimate for property taxes payable in 2023. Net income at SWL&P was higher than 2022 primarily due to the implementation of new rates from its most recent rate case in 2023. (See Note 4. Regulatory Matters.) Our after-tax equity earnings in ATC were higher than 2022 reflecting period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints in 2022. (See Note 6. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $71.7 million in 2023 compared to $16.3 million in 2022. Net income in 2023 reflected a $44.3 million after-tax gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. Net income in 2023 also included the gain on sale of the Red Barn project in 2023 of $4.3 million after-tax and higher interest income related to interest awarded as part of the arbitration ruling. These increases were partially offset by lower wind resources and availability at its wind energy facilities in 2023 as well as a network outage located near its Caddo wind energy facility resulting in lower earnings. Net income in 2022 included reserves for an anticipated loss on the sale of ALLETE Clean Energy’s project to repower and sell its Northern Wind project as well as earnings from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of the project.

Corporate and Other net income attributable to ALLETE was $28.2 million in 2023 compared to $23.1 million in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects closing during 2023, income in 2023 from net losses attributable to non-controlling interest for tax equity financed solar energy facilities and the impact of purchase price accounting in 2022. Net income from New Energy in 2023 was $17.6 million. Net income from New Energy in 2022 was $7.8 million, which included a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2023 also reflects earnings from Minnesota solar projects placed into service in the fourth quarter of 2022 and second quarter of 2023, and a $3.8 million after-tax expense for the consolidated income tax impact resulting from the gain on the favorable arbitration ruling. Net income in 2022 included transaction costs of $2.7 million after-tax related to the acquisition of New Energy in April 2022.

ALLETE, Inc. 2023 Form 10-K

2023 Compared to 2022

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2023	2022
Millions
Operating Revenue – Utility	$1,238.3	$1,259.3
Fuel, Purchased Power and Gas – Utility	484.3	545.5
Transmission Services – Utility	88.2	76.7
Operating and Maintenance	247.1	239.3
Depreciation and Amortization	179.2	171.9
Taxes Other than Income Taxes	44.5	57.4
Operating Income	195.0	168.5
Interest Expense	(63.9)	(58.1)
Equity Earnings	23.1	19.3
Other Income	15.4	9.8
Income Before Income Taxes	169.6	139.5
Income Tax Expense (Benefit)	22.4	(10.4)
Net Income Attributable to ALLETE	$147.2	$149.9

Operating Revenue – Utility decreased $21.0 million from 2022 primarily due to lower kWh sales, fuel adjustment clause recoveries and gas sales, partially offset by higher cost recovery rider revenue, FERC formula-based rates and transmission revenue.

Lower kWh sales reduced revenue $32.5 million from 2022 reflecting lower sales to residential, commercial and municipal customers as well as lower sales to other power suppliers, partially offset by higher sales to industrial customers. Sales to residential, commercial and municipal customers decreased from 2022 primarily due to warmer weather in the winter months in 2023 compared to 2022. Heating degree days for Duluth, Minnesota, were down 13 percent in 2023 compared to 2022. Sales to municipal customers also decreased as a result of a new contract entered into with Hibbing Public Utilities in 2022 with sales under the new contract now classified under other power suppliers. Sales to industrial customers increased primarily due to higher sales to taconite customers as well as sales to ST Paper, which became a Large Power Customer in 2023, higher sales to Cenovus Energy, which restarted its refinery in Superior, Wisconsin, in 2023, and higher sales to pipeline and other customers. (See Outlook – Regulated Operations – Industrial Customers – ST Paper and Cenovus Energy.) Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2023 compared to 2022 primarily due to fewer market sales and lower market prices in 2023 compared to 2022.

Kilowatt-hours Sold	2023	2022	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,089	1,148	(59)	(5.1)
Commercial	1,347	1,359	(12)	(0.9)
Industrial	7,044	6,745	299	4.4
Municipal	466	540	(74)	(13.7)
Total Retail and Municipal	9,946	9,792	154	1.6
Other Power Suppliers	2,819	3,149	(330)	(10.5)
Total Regulated Utility Kilowatt-hours Sold	12,765	12,941	(176)	(1.4)

Revenue from electric sales to taconite and mining customers accounted for 32 percent of regulated operating revenue in 2023 (32 percent in 2022). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2023 (5 percent in 2022). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2023 (10 percent in 2022).

ALLETE, Inc. 2023 Form 10-K

2023 Compared to 2022 (Continued)
Regulated Operations (Continued)

Fuel adjustment clause revenue decreased $20.6 million primarily due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Revenue from gas sales at SWL&P decreased $4.6 million reflecting fewer gas sales resulting from warmer winter weather and lower gas prices in 2023 compared to 2022. (See Fuel, Purchased Power and Gas – Utility.)

Cost recovery rider revenue increased $18.2 million primarily due to fewer production tax credits generated by Minnesota Power. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of lower production tax credits on income tax expense.

Revenue from wholesale customers under FERC formula-based rates increased $9.6 million primarily due to higher rates reflecting higher expenses billable under wholesale customer contracts.

Transmission revenue increased $9.2 million primarily due to higher MISO-related revenue.

Operating Expenses decreased $47.5 million from 2022.

Fuel, Purchased Power and Gas – Utility expense decreased $61.2 million, or 11 percent, from 2022 primarily due to lower kWh sales, purchased power prices and fuel costs as well as lower gas sales and prices.

Transmission Services – Utility expense increased $11.5 million, or 15 percent, from 2022 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $7.8 million, or 3 percent, from 2022 primarily due to higher salaries and wages, vegetation management costs, and materials purchased for use in generation facilities and field operations. These increases were partially offset by lower contract and professional services as well as lower benefit costs.

Depreciation and Amortization expense increased $7.3 million, or 4 percent, from 2022 primarily due to a higher plant in service balance in 2023.

Taxes Other than Income Taxes decreased $12.9 million, or 22 percent, from 2022 primarily due to lower property tax expense resulting from the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023.

Interest Expense increased $5.8 million, or 10 percent, from 2022 primarily due to higher interest rates and interest on Minnesota Power’s reserve for interim rate refunds in 2023.

Equity Earnings increased $3.8 million from, or 20 percent, 2022 primarily due to period over period changes in ATC’s estimate of a refund liability related to the appeals court decision on MISO return on equity complaints in 2022. (See Note 6. Equity Investments.)

Other Income increased $5.6 million from 2022 reflecting year over year differences in various individually immaterial items.

Income Tax Expense increased $32.8 million from 2022. The effective tax rate in 2023 was an income tax expense compared to a benefit in 2022 primarily due to lower production tax credits and higher pre-tax income.

ALLETE, Inc. 2023 Form 10-K

2023 Compared to 2022 (Continued)
ALLETE Clean Energy

Year Ended December 31	2023	2022
Millions
Operating Revenue
Contracts with Customers – Non-utility	$413.4	$110.7
Other – Non-utility (a)	5.1	7.6
Cost of Sales – Non-utility	342.2	56.7
Operating and Maintenance	52.1	47.3
Depreciation and Amortization	57.5	58.6
Taxes Other than Income Taxes	10.0	10.7
Operating Loss	(43.3)	(55.0)
Interest Expense	(0.8)	(2.3)
Other Income (b)	68.0	10.8
Income (Loss) Before Income Taxes	23.9	(46.5)
Income Tax Expense (Benefit)	2.7	(15.4)
Net Income (Loss)	21.2	(31.1)
Net Loss Attributable to Non-Controlling Interest (b)	(50.5)	(47.4)
Net Income Attributable to ALLETE	$71.7	$16.3
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.
(b)See Note 1. Operations and Significant Accounting Policies.

Operating Revenue increased $300.2 million from 2022 primarily due to the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023. This increase was partially offset by lower wind resources and availability at wind energy facilities in all regions in 2023 compared to 2022. Wind availability was down across the nation much of the year and, consequently, ALLETE Clean Energy revenue was negatively impacted in 2023. Operating revenue in 2023 was also negatively impacted by a forced outage in the fourth quarter of 2023 to a substation and the transmission lines feeding that substation located near ALLETE Clean Energy’s Caddo wind energy facility. This forced outage increased congestion experienced by the Caddo wind energy facility resulting in lower kWh sales and pricing. In 2022, operating revenue also included revenue from the legacy Northern Wind facilities, which were decommissioned in April 2022 as part of ALLETE Clean Energy’s Northern Wind project.

	Year Ended December 31,
	2023		2022
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	224.0	$21.2	266.6	$24.3
Midwest (a)	560.9	18.4	775.9	27.0
South	1,720.8	16.8	2,047.1	15.4
West	714.1	13.6	829.5	18.1
Total Wind Energy Facilities	3,219.8	70.0	3,919.1	84.8
Sale of Wind Energy Facility	—	348.5	—	33.5
Total Production and Operating Revenue	3,219.8	$418.5	3,919.1	$118.3
(a)The Chanarambie and Viking wind energy facilities were decommissioned in the second quarter of 2022 as part of ALLETE Clean Energy’s Northern Wind project.

ALLETE, Inc. 2023 Form 10-K

2023 Compared to 2022 (Continued)
ALLETE Clean Energy (Continued)

Cost of Sales - Non-utility increased $285.5 million from 2022 reflecting the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023. Cost of Sales – Non-utility in 2022 reflected reserves in 2022 related to ALLETE Clean Energy’s project to repower and sell its Northern Wind project resulting from inflationary increases and significant cost pressures. In addition, 2022 included a $10.2 million reserve in the second quarter related to the sale of the Northern Wind project, which was fully offset by a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities. (See Other Income.)

Operating and Maintenance expense increased $4.8 million, or 10 percent, from 2022 primarily due to higher contract and professional services in 2023. Arbitration-related costs incurred in 2023 for arbitration proceedings involving a subsidiary of ALLETE Clean Energy were fully offset by the recovery of $3.6 million for arbitration-related costs that were awarded as part of a favorable arbitration ruling. (See Note 9. Commitments, Guarantees and Contingencies.)

Other Income increased $57.2 million from 2022 primarily due to a $58.4 million gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy and higher interest income related to $5.1 million of interest awarded as part of the favorable arbitration ruling. (See Note 9. Commitments, Guarantees and Contingencies.) Other Income in 2022 reflected a gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the wind energy facilities in 2022. (See Cost of Sales – Non-utility.)

Income Tax Expense increased $18.1 million from 2022 primarily due to higher pre-tax income in 2023 compared to 2022.

Net Loss Attributable to Non-Controlling Interest increased $3.1 million from 2022 reflecting a higher production tax credit rate, as determined by the Internal Revenue Service, in 2023 compared to 2022. This increase was partially offset by lower wind resources at our tax equity financed wind energy facilities.

Corporate and Other

Operating Revenue increased $29.9 million, or 15 percent, from 2022 reflecting higher revenue from New Energy, which was acquired in April 2022, and higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2023 compared to 2022.

Net Income Attributable to ALLETE was $28.2 million in 2023 compared to $23.1 million in 2022. Net income in 2023 reflects higher earnings from New Energy in 2023 compared to 2022 as a result of more renewable development projects closing during 2023, income in 2023 from net losses attributable to non-controlling interest for tax equity financed solar energy facilities and the impact of purchase price accounting in 2022. Net income from New Energy in 2023 was $17.6 million. Net income from New Energy in 2022 was $7.8 million, which included a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition. Net income in 2023 also reflects earnings from Minnesota solar projects placed into service in the fourth quarter of 2022 and second quarter of 2023, and a $3.8 million after-tax expense for the consolidated income tax impact resulting from the gain on the favorable arbitration ruling. Net income in 2022 included transaction costs of $2.7 million after-tax related to the acquisition of New Energy in April 2022.

Income Taxes – Consolidated

For the year ended December 31, 2023, the effective tax rate was an expense of 13.5 percent (benefit of 31.2 percent for the year ended December 31, 2022). The effective tax rate for 2023 an expense compared to a benefit in 2022 primarily due to higher pre-tax income and lower production tax credits. (See Note 11. Income Tax Expense.)

ALLETE, Inc. 2023 Form 10-K

2022 Compared to 2021
The comparison of the results of operations for the years ended December 31, 2022 and 2021 is included in Management's Discussion in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2023, was approximately 57 percent equity securities, 40 percent fixed income and 3 percent real estate. Our postretirement health and life asset allocation as of December 31, 2023, was approximately 67 percent equity securities, and 33 percent fixed income. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2023, we used weighted average expected long-term rates of return of 6.83 percent in our actuarial determination of our pension expense and 6.33 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one-quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $2.1 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2023, we used weighted average discount rates of 5.70 percent and 5.89 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $0.4 million, pre-tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2023, considered a modified PRI-2012 mortality table and MP-2021 mortality projection scale. (See Note 12. Pension and Other Postretirement Benefit Plans.)

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

ALLETE, Inc. 2023 Form 10-K

Critical Accounting Policies (Continued)

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of the net assets of the acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value. The fair value of the New Energy reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 14 percent, cash flow forecasts through 2028, industry average gross margins, and a terminal growth rate of 3.5 percent. Any forecast contains a degree of uncertainty, and changes in the forecasted cash flows and other assumptions could significantly increase or decrease the calculated fair value of New Energy. The results of our annual impairment test are discussed in Note 1. Operations and Significant Accounting Policies and Note 7. Fair Value in this Form 10-K. Goodwill was $154.9 million as of December 31, 2023.

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

ALLETE, Inc. 2023 Form 10-K

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy, New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 75 percent of total consolidated net income in 2024. ALLETE expects its businesses to generally provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.
In August 2022, the Inflation Reduction Act was signed into law. We believe our businesses will benefit from certain provisions of the legislation including from the extension and transferability of production tax credits and investment tax credits, among others. We are planning to sell certain tax credits generated in 2023 and beyond. We do not currently anticipate any impact from the new alternative minimum tax. We will continue to assess the impact of the law as additional implementation guidance becomes available.

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

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. Minnesota Power has a vision of delivering 100 percent carbon-free energy by 2050. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approvals for transmission, renewable and environmental investments, as well as work with regulators to earn a fair rate of return.

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 4. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. In orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund. We cannot predict the level of final rates that may be authorized by the MPUC.

Wisconsin Retail Rates. SWL&P expects to file its next general rate case with the PSCW in the first quarter of 2024.

ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 55 percent of our regulated utility kWh sales in 2023 (52 percent in 2022 and 47 percent in 2021) were made to our industrial customers. We expect industrial sales of approximately 7.0 million MWh in 2024 (7.0 million MWh in 2023 and 6.7 million in 2022). (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

Taconite. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steel making facilities that are part of the integrated steel industry, which continue to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel production in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. Meeting the demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user both require steel. Historically, approximately 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 75 percent of capacity in 2023 (78 percent in 2022 and 82 percent in 2021). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2024 will increase by approximately 2 percent compared to 2023.

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. The Minnesota Department of Revenue Mineral Tax Office expects taconite production from our taconite customers to be approximately 35 million tons in 2024. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.05, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

USS Corporation. USS Corporation has announced plans to invest approximately $150 million to construct a system dedicated to producing direct reduced-grade (DR-grade) pellets at its Keetac plant. USS Corporation broke ground on the project in the third quarter of 2022, and is expected to begin producing DR-grade pellets in 2024. This will enable the existing pelletizing plant to not only create DR-grade pellets for use as a feedstock for a direct reduced iron (DRI) or hot briquetted iron (HBI) process that ultimately supplies electric arc furnace steelmaking but also maintains the optionality to continue producing blast furnace-grade pellets. USS Corporation’s Minntac and Keetac plants are Large Power industrial customers of Minnesota Power. USS Corporation has the capability to produce approximately 15 million and 5 million tons annually at its Minntac and Keetac plants, respectively.

In the third quarter of 2023, USS Corporation disclosed it had commenced a formal review process to evaluate strategic alternatives for the company after receiving multiple unsolicited proposals that ranged from the acquisition of certain production assets to consideration for the whole company. On December 18, 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of the shares of USS Corporation. USS Corporation expects the transaction to close in the second or third quarter of 2024, subject to regulatory approvals, at which time USS Corporation stated it will continue to operate under the U.S. Steel brand name and will maintain its headquarters in Pittsburgh, Pennsylvania.
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
ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)
Industrial Customers (Continued)

Cliffs completed construction of a hot briquetted iron production plant in Toledo, Ohio, in 2020, which has utilized direct reduced-grade pellets from Northshore Mining. In October 2021, Cliffs indicated it plans to move direct reduced-grade pellet production to its Minorca mine and that Northshore Mining would become a “swing facility” due to the higher royalty rates at that mine. (See Northshore Mining.)

Northshore Mining. Cliffs idled all production at its Northshore mine in 2022. Northshore Mining resumed partial pellet plant production in April 2023. Cliffs indicated it will continue to utilize Northshore Mining as a swing facility. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining.

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

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry continues to face declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. The resulting reduction in production capacity outside of Minnesota for certain paper grades has solidified our paper customers’ operations, at least for the near term, and as such we expect operating levels in 2024 at the major paper and pulp mills we serve to be at similar levels as in 2023.

ST Paper. In May 2021, ST Paper announced it had completed the purchase of the Duluth Mill from Verso Corporation. In January 2022, Minnesota Power entered into an electric service agreement with ST Paper that would begin Large Power Customer service with a minimum term of six years upon start-up of operations. ST Paper completed start-up of operations and became a Large Power Customer as of the first quarter of 2023. On January 3, 2024, ST Paper announced it had entered into an asset purchase agreement to sell the Duluth Mill to Sofidel, a privately held Italian multinational company that is currently the seventh largest manufacturer of tissue paper in the world.

Pipeline and Other Industries.

Cenovus Energy. In 2018, a fire at Cenovus Energy’s refinery in Superior, Wisconsin, which was owned by Husky Energy at that time, disrupted operations at the facility. Under normal operating conditions, SWL&P provides approximately 14 MW of average monthly demand to the refinery in addition to water service. In April 2023, Cenovus Energy announced that it had commenced restart of the facility.

ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)

EnergyForward. Minnesota Power is executing EnergyForward, its strategy assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind, solar, natural gas and hydroelectric power, construction of additional transmission capacity, the installation of emissions control technology and the idling and retirement of certain coal-fired generating facilities. Minnesota Power has a vision to deliver 100 percent carbon-free energy to customers, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s recent achievement of now providing 50 percent renewable energy to its customers. In 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. Minnesota Power is working with various stakeholders and participating in the regulatory process to implement this legislation. (See Item 1. Business – Regulated Operations – Minnesota Legislation.)

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

Nemadji Trail Energy Center (NTEC). In 2017, Minnesota Power submitted a resource package to the MPUC which included requesting approval of a natural gas capacity dedication and other affiliated interest agreements for NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2028 pursuant to the capacity dedication agreement.

Renewable Energy. Minnesota Power continues to execute its renewable energy strategy and reached its goal of supplying 50 percent of its energy by renewable energy sources. Minnesota Power also has a vision of delivering 100 percent carbon-free energy by 2050. (See EnergyForward.)

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

Minnesota Power uses the 465-mile, 250-kV DC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. Minnesota Power is currently pursuing a modernization and capacity upgrade of its DC transmission system to continue providing reliable operations and additional system capabilities. (See Transmission.)

Wind Energy Request For Proposals. On December 15, 2023, Minnesota Power issued a notice with the MPUC of its intent to issue a request for proposals for up to 400 MW of wind energy resources. Minnesota Power issued the request for proposals on February 15, 2024.

ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)
EnergyForward (Continued)

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

Solar Energy. Minnesota Power’s solar energy facilities consist of a 10 MW solar energy facility at the Camp Ripley Minnesota Army National Guard base and training facility near Little Falls, Minnesota, and a 40 kW solar array located in Duluth, Minnesota. Minnesota Power also purchases solar energy from approximately 20 MW of solar energy facilities located in Minnesota that are owned by an ALLETE subsidiary, and a 1 MW community solar garden in northeastern Minnesota, which is owned and operated by a third party. SWL&P owns and operates a 470 kW solar array as part of a community solar garden in Superior, Wisconsin, that went into service in 2023.

Solar Energy Request For Proposals. On October 2, 2023, Minnesota Power issued a notice with the MPUC of its intent to issue a request for proposals for up to 300 MW of solar energy resources. Minnesota Power issued the request for proposals on November 15, 2023, which were accepted through January 17, 2024.

Transmission. We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include investments to enhance our own transmission facilities and investments in other transmission assets (individually or in combination with others) and our investment in ATC. See also Item 1. Business – Regulated Operations – Transmission and Distribution.

North Plains Connector Development Agreement. In December 2023, ALLETE and Grid United LLC, an independent transmission company, signed development agreements for the North Plains Connector project. The project is a new, approximately 400-mile high-voltage direct-current (HVDC) transmission line from central North Dakota, to Colstrip, Montana that will be the first transmission connection between three regional U.S. electric energy markets: MISO, the Western Interconnection and the Southwest Power Pool. This new link, open to all sources of electric generation, would create 3,000 MW of transfer capacity between the middle of the country and the West Coast, easing congestion on the transmission system, increasing resiliency and reliability in all three energy markets, and enabling fast sharing of renewable energy across a vast area with diverse weather patterns. The project capital cost is expected to be approximately $3.2 billion. ALLETE expects to pursue up to 35 percent ownership and would oversee the line’s operation. The companies began project permitting in 2023 as they work toward a planned in-service date as early as 2029, pending regulatory and other necessary approvals.

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

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Pending regulatory approvals in Minnesota and North Dakota, construction could begin as early as 2024, with an in-service date expected between 2028 and 2030. The project is estimated to cost between $800 million and $900 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers, subject to final application and review process. In addition, this project received $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023.

ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)
Transmission (Continued)

Northland Reliability Project. Minnesota Power and Great River Energy announced in July 2022 their intent to build a 180-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC in August 2022. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. Planning for the approximately $970 million to $1,350 million transmission line is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. On August 4, 2023, Minnesota Power and Great River Energy submitted an application for a certificate of need and route permit with the MPUC. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

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

ALLETE Clean Energy

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

Portions of our ALLETE Clean Energy business are experiencing return pressures that are impacting our earnings per share growth from increased competition, congestion and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. In response to these market pressures, we are actively evaluating additional growth opportunities to deliver more comprehensive clean energy solutions for customers at ALLETE Clean Energy, which may include wind, solar, storage solutions, and related energy infrastructure investments and services. We believe that the renewable energy industry is entering a new phase of growth and that we are well-positioned to serve customers and drive future growth at ALLETE. ALLETE Clean Energy will continue to optimize its existing wind energy facility portfolio, advance and expand its project pipeline, and explore other renewable energy opportunities to further enhance its service offerings, growth and profitability.

In May 2021, ALLETE Clean Energy announced that it acquired the rights to the approximately 92 MW Red Barn wind development project and the approximately 68 MW Whitetail renewable development project in southwestern Wisconsin. ALLETE Clean Energy signed an asset sale agreement for the Red Barn wind project with Wisconsin Public Service Corporation and Madison Gas and Electric Company in 2021. The sale of Red Barn wind project closed in the second quarter of 2023 at which time ALLETE Clean Energy received cash proceeds of approximately $160 million and recorded a gain on sale of $4.3 million after-tax.
ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)
ALLETE Clean Energy

Since September 20, 2023, a substation and the transmission lines feeding that substation located near ALLETE Clean Energy’s Caddo wind energy facility, and operated by another party, have experienced a forced outage. This forced outage has increased congestion experienced by the Caddo wind energy facility and is expected to have a negative impact on ALLETE Clean Energy’s results in the first quarter of 2024. We will continue to monitor this development for timing of repairs and impact going forward.

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

Region	Wind Energy Facility	Capacity MW	MW	PSA Expiration
East	Armenia Mountain	101
	PSA 1		50%	2031
	PSA 2		50%	2024
Midwest	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	Merchant		90%	n/a
	PSA 1		10%	2032
	Other	17	100%	2028
South	Caddo	303
	Merchant		27%	n/a
	PSA 1		66%	2034
	PSA 2		7%	2034
	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		16%	2035
West	Condon	50	100%	2028
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035

Non-cash amortization to revenue recognized by ALLETE Clean Energy relates to the amortization of differences between contract prices and estimated market prices on assumed PSAs. As part of wind energy facility acquisitions, ALLETE Clean Energy assumed various PSAs that were above or below estimated market prices at the time of acquisition; the resulting differences between contract prices and estimated market prices are amortized to revenue over the remaining PSA term. Non-cash amortization is expected to be approximately $5 million in 2024, $6 million in 2025 through 2027, and decreasing thereafter through 2032.

Corporate and Other.

New Energy. New Energy is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 500 MW in its history, totaling more than $1.2 billion of capital. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across over 20 different states. New Energy adds value through cost effective development and economies of scale on project implementation, bringing national capabilities to regional co-development partners. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 6. Equity Investments.)
ALLETE, Inc. 2023 Form 10-K

Outlook (Continued)
Corporate and Other (Continued)

South Shore Energy. South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2028 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy will be responsible for approximately 20 percent. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2023, is approximately $9 million.

BNI Energy. In 2023, BNI Energy sold 4.0 million tons of coal (3.7 million tons in 2022) and anticipates 2024 sales will be similar to 2023. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

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

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2023. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as production tax credits, excess deferred taxes, non-controlling interests in subsidiaries, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect our effective tax rate to be an expense of approximately 5 percent for 2024 primarily due to federal production tax credits as a result of wind energy generation and non-controlling interests in subsidiaries. We also expect that our effective tax rate will be lower than the combined statutory rate over the next 10 years due to production tax credits attributable to our wind energy generation.

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2023, we had cash and cash equivalents of $71.9 million, $369.7 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 35 percent.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2023	%	2022	%	2021	%
Millions
ALLETE Equity	$2,809.6	54	$2,691.9	51	$2,404.3	49
Non-Controlling Interest in Subsidiaries	597.0	11	656.4	12	533.2	11
Short-Term and Long-Term Debt (a)	1,799.4	35	1,929.1	37	1,986.4	40
Redeemable Non-Controlling Interest	0.5	—	—	—	—	—
	$5,206.5	100	$5,277.4	100	$4,923.9	100
(a) Excludes unamortized debt issuance costs.

ALLETE, Inc. 2023 Form 10-K

Liquidity and Capital Resources(Continued)

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2023	2022	2021
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$40.2	$47.7	$65.2
Cash Flows from (used in)
Operating Activities	585.3	221.3	263.5
Investing Activities	(283.6)	(384.0)	(485.2)
Financing Activities	(262.5)	155.2	204.2
Change in Cash, Cash Equivalents and Restricted Cash	39.2	(7.5)	(17.5)
Cash, Cash Equivalents and Restricted Cash at End of Period	$79.4	$40.2	$47.7

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

Investing Activities. Cash used in investing activities was lower in 2023 compared to 2022. Cash used for investing activities in 2023 reflected higher additions to property, plant and equipment compared to 2022. Cash used for investing activities in 2022 reflected cash payments for the acquisition of New Energy.

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

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2023, we had consolidated bank lines of credit aggregating $423.1 million ($475.7 million as of December 31, 2022), most of which expire in January 2027. We had $19.4 million outstanding in standby letters of credit and $34.1 million outstanding draws under our lines of credit as of December 31, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022). We also have other credit facility agreements in place that provide the ability to issue up to $252.0 million in standby letters of credit. As of December 31, 2023, we had $130.5 million outstanding in standby letters of credit under these agreements.

In addition, as of December 31, 2023, we had 2.6 million original issue shares of our common stock available for issuance through Invest Direct and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

ALLETE, Inc. 2023 Form 10-K

Liquidity and Capital Resources (Continued)

Securities. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.1 million shares remain available for issuance as of December 31, 2023. For the year ended December 31, 2023, no shares of common stock were issued under this agreement (none in 2022; 0.8 million shares for net proceeds of $51.0 million in 2021).

During the year ended December 31, 2023, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $14.9 million (0.3 million shares for net proceeds of $16.2 million in 2022; 0.3 million shares for net proceeds of $18.9 million in 2021). See Note 10. Common Stock and Earnings Per Share for additional detail regarding ALLETE’s equity securities.

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2023, we made $17.3 million in cash contributions to the defined benefit pension plans. On January 12, 2024, we contributed $25.0 million in cash to the defined benefit pension plans, and expect to make $2.0 million in additional cash contributions to the defined benefit pension plans in 2024. We do not expect to make any contributions to the defined benefit postretirement health and life plans in 2024. (See Note 10. Common Stock and Earnings Per Share and Note 12. Pension and Other Postretirement Benefit Plans.)

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

Operating and Finance Lease Obligations. ALLETE has certain operating and finance lease obligations for the minimum payments required under various lease agreements which are recorded on the Consolidated Balance Sheet. (See Note 1. Operations and Significant Accounting Policies.)

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

ALLETE, Inc. 2023 Form 10-K

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

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. ALLETE’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 70 percent. In 2023, we paid out 63 percent (77 percent in 2022; 78 percent in 2021) of our per share earnings in dividends. On January 26, 2024, our Board of Directors declared a dividend of $0.705 per share, which is payable on March 1, 2024, to shareholders of record at the close of business on February 15, 2024.

ALLETE, Inc. 2023 Form 10-K

Capital Requirements

ALLETE’s projected capital expenditures for the years 2024 through 2028 are presented in the following table. Actual capital expenditures may vary from the projections due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies. Projected capital expenditures exclude amounts for projects that will be sold to third parties upon completion.

Capital Expenditures	2024	2025	2026	2027	2028	Total
Millions
Regulated Operations
High kV Transmission Expansion (a)	$45	$80	$215	$480	$705	$1,525
Solar RFP (b)	35	130	300	100	75	640
Wind RFP (b)	5	105	215	300	—	625
Storage (b)	—	10	10	10	100	130
Base & Other	225	215	235	270	190	1,135
Regulated Operations	310	540	975	1,160	1,070	4,055
ALLETE Clean Energy (c)	15	5	5	5	5	35
Corporate and Other
South Shore Energy (d)	40	55	40	40	10	185
Other	10	15	10	20	15	70
Total Capital Expenditures (e)	$375	$615	$1,030	$1,225	$1,100	$4,345
(a)This includes capital expenditures for the HVDC modernization, Northland Reliability, Duluth Loop and Big Stone South transmission projects. (See Outlook – Transmission.)
(b)These capital expenditures are part of Minnesota Power’s clean-energy transition plans, which include its vision to deliver 100 percent carbon-free energy to customers by 2050, as detailed in Minnesota Power’s latest IRP, which was approved by the MPUC in January 2023. These capital expenditures are dependent on successful requests for proposal by Minnesota Power. (See Outlook – EnergyForward.)
(c)Capital expenditures do not include costs related to developing projects that will be sold upon completion as these costs are accounted for as inventory and reflected in Inventories – Net on the Consolidated Balance Sheet.
(d)Our portion of estimated capital expenditures for construction of NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy.
(e)These amounts do not include capital expenditures for projects considered to be in their preliminary stages.

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

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2023, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

ALLETE, Inc. 2023 Form 10-K

Market Risk (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2023:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$94.1	$216.9	$80.2	$162.5	$55.8	$1,144.8	$1,754.3	$1,625.5
Average Interest Rate – %	3.4	3.4	3.5	4.5	3.6	4.2	4.1

Variable Rate – Millions	$17.3	$27.8	—	—	—	—	$45.1	$45.1
Average Interest Rate – %	8.9	3.9	—	—	—	—	5.8

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2023, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2023.

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

ALLETE, Inc. 2023 Form 10-K

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans. For the three months ended December 31, 2023, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
ALLETE, Inc. 2023 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2024 Annual Meeting of Shareholders (2024 Proxy Statement) under the following headings:

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

Our 2024 Proxy Statement will be filed with the SEC within 120 days after the end of our 2023 fiscal year.

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

Corporate Governance. The following documents are available on our website at www.allete.com and print copies are available upon request:

•Corporate Governance Guidelines;

•Audit Committee Charter;

•Executive Compensation and Human Capital Committee Charter; and

•Corporate Governance and Nominating Committee Charter.

Any amendment to these documents will be disclosed on our website at www.allete.com promptly following the date of such amendment.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” the “Director Compensation” and the “Pay Versus Performance” sections in our 2024 Proxy Statement.

Information concerning the Company’s policy regarding incentive-based compensation received by current and former officers in the event of a required accounting restatement is included in Exhibit 97 to this Form 10-K.

ALLETE, Inc. 2023 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2024 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)

Equity Compensation Plans Approved by Security Holders	189,646	—	917,149
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	189,646	—	917,149
(a)    Includes the following as of December 31, 2023: (i) 29,751 securities representing the performance shares (including accrued dividends) granted under the executive long-term incentive compensation plan that vested but were not paid as of December 31, 2023; (ii) 81,747 securities representing the target number of performance share awards (including accrued dividends) granted under the executive long-term incentive compensation plan that were unvested; and (iii) 78,148 director deferred stock units (including accrued dividends) under the non-employee director compensation deferral plan. With respect to unvested performance share awards, the actual number of shares to be issued will vary from 0 percent to 200 percent of the target level depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the performance shares, including payout calculations, see our 2024 Proxy Statement.
(b)    Earned performance share awards are paid in shares of ALLETE common stock on a one-for-one basis. Accordingly, these awards do not have a weighted-average exercise price.
(c)    Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 593,992 shares available for issuance under the executive long-term incentive compensation plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 274,834 shares available for issuance under the Non-Employee Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 48,323 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the “Corporate Governance” section in our 2024 Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Minneapolis, MN, PCAOB ID: 238.

The information required by this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2024 Proxy Statement.

ALLETE, Inc. 2023 Form 10-K

Part IV
Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	70
	Consolidated Balance Sheet as of December 31, 2023 and 2022	72
	For the Years Ended December 31, 2023, 2022 and 2021
	Consolidated Statement of Income	73
	Consolidated Statement of Comprehensive Income	74
	Consolidated Statement of Cash Flows	75
	Consolidated Statement of Equity	76
	Notes to Consolidated Financial Statements	77
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	129
	All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.
(3)	Exhibits including those incorporated by reference.

Exhibit Number
*3(a)1	—	Articles of Incorporation, amended and restated as of May 8, 2001 (filed as Exhibit 3(b) to the March 31, 2001, Form 10‑Q, File No. 1-3548).
*3(a)2	—	Amendment to Articles of Incorporation, dated as of September 20, 2004 (filed as Exhibit 3 to the September 21, 2004, Form 8-K, File No. 1-3548).
*3(a)3	—	Amendment to Articles of Incorporation, dated as of May 12, 2009 (filed as Exhibit 3 to the June 30, 2009, Form 10-Q, File No. 1-3548).
*3(a)4	—	Amendment to Articles of Incorporation, dated as of May 11, 2010 (filed as Exhibit 3(a) to the May 14, 2010, Form 8-K, File No. 1-3548).
*3(a)5	—	Amendment to Certificate of Assumed Name, filed with the Minnesota Secretary of State on May 8, 2001 (filed as Exhibit 3(a) to the March 31, 2001, Form 10-Q, File No. 1-3548).
*3(b)		Bylaws, as amended effective April 13, 2020 (filed as Exhibit 3 to the April 14, 2020, Form 8-K, File No. 1-3548).
*4(a)1	—	Mortgage and Deed of Trust, dated as of September 1, 1945, between Minnesota Power & Light Company (now ALLETE) and The Bank of New York Mellon (formerly Irving Trust Company) and Janet Lee (successor to Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).
*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
ALLETE, Inc. 2023 Form 10-K

Exhibit Number
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4
		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)
		Thirty-ninth	April 1, 2018	1-3548 (March 31, 2018, Form 10-Q)	4
		Fortieth	March 1, 2019	1-3548 (March 31, 2019, Form 10-Q)	4(a)
		Forty-first	August 1, 2020	1-3548 (Sept. 30, 2020, Form 10-Q)	4(a)
		Forty-second	September 1, 2021	1-3548 (Sept. 30, 2021, Form 10-Q)	4
		Forty-third	August 1, 2022	1-3548 (Sept. 30, 2022, Form 10-Q)	4
		Forty-fourth	April 1, 2023	1-3548 (June 30, 2023, Form 10-Q)	4
*4(b)1	—	Mortgage and Deed of Trust, dated as of March 1, 1943, between Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank National Association, as Trustee (filed as Exhibit 7(c), File No. 2-8668).
*4(b)2	—	Supplemental Indentures to Superior Water, Light and Power Company’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1951	2-59690	2(d)(1)
		Second	March 1, 1962	2-27794	2(d)1
		Third	July 1, 1976	2-57478	2(e)1
		Fourth	March 1, 1985	2-78641	4(b)
		Fifth	December 1, 1992	1-3548 (1992 Form 10-K)	4(b)1
		Sixth	March 24, 1994	1-3548 (1996 Form 10-K)	4(b)1
		Seventh	November 1, 1994	1-3548 (1996 Form 10-K)	4(b)2
		Eighth	January 1, 1997	1-3548 (1996 Form 10-K)	4(b)3
		Ninth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)3
		Tenth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)4
		Eleventh	December 1, 2008	1-3548 (2008 Form 10-K)	4(c)3
		Twelfth	December 2, 2013	1-3548 (2013 Form 10-K)	4(c)3
		Thirteenth	May 29, 2018	1-3548 (June 30, 2018, Form 10-Q)	4
		Fourteenth	June 14, 2021	1-3548 (June 30, 2021, Form 10-Q)	4(a)
		Fifteenth	June 14, 2021	1-3548 (June 30, 2021, Form 10-Q)	4(b)
*4(c)	—
Note Purchase and Guarantee Agreement dated as of November 5, 2015, among Armenia Mountain Wind LLC, AMW I Holding, LLC and the purchasers named therein (filed as Exhibit 4 to the November 12, 2015, Form 8-K, File No. 1-3548).

ALLETE, Inc. 2023 Form 10-K

Exhibit Number
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

*10(b)4	—
Third Amendment to Credit Agreement dated as of October 17, 2023, among ALLETE, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10 to the Sept. 30, 2023, Form 10-Q, File No. 1-3548).

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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
*+10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
*+10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2020 (filed as Exhibit 10(e)8 to the 2019 Form 10-K, File No. 1-3548).
*+10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2021 (filed as Exhibit 10(e)8 to the 2020 Form 10-K, File No. 1-3548).
*+10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2022 (filed as Exhibit 10(e)9 to the 2021 Form 10-K, File No. 1-3548).
*+10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2023 (filed as Exhibit 10(e)8 to the 2022 Form 10-K, File No. 1-3548).
*+10(e)6	—	ALLETE Executive Annual Incentive Plan Form of Award ALLETE Clean Energy Effective 2023 (filed as Exhibit 10(e)9 to the 2022 Form 10-K, File No. 1-3548).
+10(e)7	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective December 21, 2023.
+10(e)8	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2024.
+10(e)9	—	ALLETE Executive Annual Incentive Plan Form of Award ALLETE Clean Energy Effective 2024.
*+10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
*+10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
*+10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2021 (filed as Exhibit 10(f)5 to the 2021 Form 10-K, File No. 1-3548).

+10(f)4	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective October 27, 2023.
*+10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
*+10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
*+10(h)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Cash Award Effective 2018 (filed as Exhibit 10(b) to the March 31, 2018, Form 10-Q, File No. 1-3548).
ALLETE, Inc. 2023 Form 10-K

Exhibit Number
*+10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2018 (filed as Exhibit 10(i)7 to the 2017 Form 10-K, File No. 1-3548).
*+10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2018 (filed as Exhibit 10(i)8 to the 2017 Form 10-K, File No. 1-3548).
*+10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2019 (filed as Exhibit 10(i)10 to the 2018 Form 10-K, File No. 1-3548).
*+10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2019 (filed as Exhibit 10(i)11 to the 2018 Form 10-K, File No. 1-3548).
*+10(h)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2020 (filed as Exhibit 10(i)12 to the 2019 Form 10-K, File No. 1-3548).
*+10(h)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2020 (filed as Exhibit 10(i)13 to the 2019 Form 10-K, File No. 1-3548).
*+10(h)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2021 (filed as Exhibit 10(i)14 to the 2020 Form 10-K, File No. 1-3548).
*+10(h)10	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2021 (filed as Exhibit 10(i)15 to the 2020 Form 10-K, File No. 1-3548).
*+10(h)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2022 (filed as Exhibit 10(i)17 to the 2021 Form 10-K, File No. 1-3548).
*+10(h)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2022 (filed as Exhibit 10(i)18 to the 2021 Form 10-K, File No. 1-3548).
*+10(h)13	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2023 (filed as Exhibit 10(h)16 to the 2022 Form 10-K, File No. 1-3548).
*+10(h)14	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2023 (filed as Exhibit 10(h)17 to the 2022 Form 10-K, File No. 1-3548).
+10(h)15	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2024.
+10(h)16	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2024.
*+10(i)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
*+10(i)2	—	ALLETE Non-Employee Director Stock Plan (As Amended and Restated Effective May 10, 2022) (filed as Exhibit 99, File No. 333-265211).
*+10(j)3	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2020 (filed as Exhibit 10(k)3 to the 2020 Form 10-K, File No. 1-3548).
*+10(j)4	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2022 (filed as Exhibit 10(k)4 to the 2021 Form 10-K, File No. 1-3548).
*+10(j)5	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 10, 2022 (filed as Exhibit 99 to Form S-8, File No. 333-265211).
+10(j)6	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2023 (filed as Exhibit 10(j)6 to the 2022 Form 10-K, File No. 1-3548).
*+10(k)1	—	Minnesota Power (now ALLETE) Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
*+10(k)2	—	Amendment to the Minnesota Power (now ALLETE) Director Compensation Deferral Plan, effective October 1, 2003 (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
*+10(k)3	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective January 1, 2005 (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
*+10(k)4	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective October 1, 2006 (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
*+10(k)5	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective July 24, 2012 (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
*+10(l)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
*+10(l)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(m)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(n)1	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective April 23, 2018 (filed as Exhibit 10(c) to the March 31, 2018, Form 10-Q, File No. 1-3548).
ALLETE, Inc. 2023 Form 10-K

Exhibit Number
+10(n)2	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective October 27, 2023.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
97	—	Policy Relating to Recovery of Erroneously Awarded Compensation.
99	—
ALLETE News Release dated February 20, 2024, announcing earnings for the year ended December 31, 2023. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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

ALLETE, Inc. 2023 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 20, 2024	By	/s/ Bethany M. Owen
Bethany M. Owen
Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bethany M. Owen	Chair, President and Chief Executive Officer	February 20, 2024
Bethany M. Owen	(Principal Executive Officer) and Director

/s/ Steven W. Morris	Senior Vice President and Chief Financial Officer	February 20, 2024
Steven W. Morris	(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. 2023 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ George G. Goldfarb	Director	February 20, 2024
George G. Goldfarb

/s/ James J. Hoolihan	Director	February 20, 2024
James J. Hoolihan

/s/ Madeleine W. Ludlow	Director	February 20, 2024
Madeleine W. Ludlow

/s/ Charles R. Matthews	Director	February 20, 2024
Charles R. Matthews

/s/ Susan K. Nestegard	Director	February 20, 2024
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 20, 2024
Douglas C. Neve

/s/ Barbara A. Nick	Director	February 20, 2024
Barbara A. Nick

/s/ Robert P. Powers	Director	February 20, 2024
Robert P. Powers

/s/ Charlene A. Thomas	Director	February 20, 2024
Charlene A. Thomas

ALLETE, Inc. 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of ALLETE, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
ALLETE, Inc. 2023 Form 10-K

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
Accounting for the Effects of Regulatory Matters
As described in Note 4 to the consolidated financial statements, the Company’s regulated utility operations are subject to accounting standards for the effects of certain types of regulation. As of December 31, 2023, there was $435 million of regulatory assets and $578 million of regulatory liabilities recorded. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Management assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. As disclosed by management, these standards require the Company to reflect the effect of regulatory decisions in its financial statements. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income.
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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 20, 2024
We have served as the Company’s auditor since 1963.
ALLETE, Inc. 2023 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2023	2022
Millions
Assets
Current Assets
Cash and Cash Equivalents	$71.9	$36.4
Accounts Receivable (Less Allowance of $1.6 and $1.6 )	137.2	137.9
Inventories – Net	175.4	455.9
Prepayments and Other	83.6	87.8
Total Current Assets	468.1	718.0
Property, Plant and Equipment – Net	5,013.4	5,004.0
Regulatory Assets	425.4	441.0
Equity Investments	331.2	322.7
Goodwill and Intangible Assets – Net	155.4	155.6
Other Non-Current Assets	262.9	204.3
Total Assets	$6,656.4	$6,845.6
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$102.2	$103.0
Accrued Taxes	51.0	69.1
Accrued Interest	21.1	20.5
Long-Term Debt Due Within One Year	111.4	272.6
Other	91.9	251.0
Total Current Liabilities	377.6	716.2
Long-Term Debt	1,679.9	1,648.2
Deferred Income Taxes	192.7	158.1
Regulatory Liabilities	574.0	526.1
Defined Benefit Pension and Other Postretirement Benefit Plans	160.8	179.7
Other Non-Current Liabilities	264.3	269.0
Total Liabilities	3,249.3	3,497.3
Commitments, Guarantees and Contingencies (Note 9)
Redeemable Non-Controlling Interest	0.5	—
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.6 and 57.2 Shares Issued and Outstanding	1,803.7	1,781.5
Accumulated Other Comprehensive Loss	(20.5)	(24.4)
Retained Earnings	1,026.4	934.8
Total ALLETE Equity	2,809.6	2,691.9
Non-Controlling Interest in Subsidiaries	597.0	656.4
Total Equity	3,406.6	3,348.3
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$6,656.4	$6,845.6

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2023 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2023	2022	2021
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$1,238.3	$1,259.3	$1,227.9
Contracts with Customers – Non-utility	636.4	303.8	179.9
Other – Non-utility	5.1	7.6	11.4
Total Operating Revenue	1,879.8	1,570.7	1,419.2
Operating Expenses
Fuel, Purchased Power and Gas – Utility	482.9	545.5	562.4
Transmission Services – Utility	88.2	76.7	75.3
Cost of Sales – Non-utility	473.5	182.8	68.8
Operating and Maintenance	345.3	318.9	259.2
Depreciation and Amortization	251.8	242.2	231.7
Taxes Other than Income Taxes	57.2	70.4	70.5
Total Operating Expenses	1,698.9	1,436.5	1,267.9
Operating Income	180.9	134.2	151.3
Other Income (Expense)
Interest Expense	(80.8)	(75.2)	(69.1)
Equity Earnings	21.7	18.7	20.0
Other	85.0	22.4	8.7
Total Other Income (Expense)	25.9	(34.1)	(40.4)
Income Before Non-Controlling Interest and Income Taxes	206.8	100.1	110.9
Income Tax Expense (Benefit)	27.9	(31.2)	(26.9)
Net Income	178.9	131.3	137.8
Net Loss Attributable to Non-Controlling Interest	(68.2)	(58.0)	(31.4)
Net Income Attributable to ALLETE	$247.1	$189.3	$169.2
Average Shares of Common Stock
Basic	57.3	55.9	52.4
Diluted	57.4	56.0	52.5
Basic Earnings Per Share of Common Stock	$4.31	$3.38	$3.23
Diluted Earnings Per Share of Common Stock	$4.30	$3.38	$3.23

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2023 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2023	2022	2021
Millions
Net Income	$178.9	$131.3	$137.8
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $0.1, $(0.2) and $(0.1)	0.3	(0.4)	(0.1)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense (Benefit) of $2.4, $(0.1) and $3.0	3.6	(0.2)	7.4
Total Other Comprehensive Income (Loss)	3.9	(0.6)	7.3
Total Comprehensive Income	182.8	130.7	145.1
Net Loss Attributable to Non-Controlling Interest	(68.2)	(58.0)	(31.4)
Total Comprehensive Income Attributable to ALLETE	$251.0	$188.7	$176.5

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2023 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2023	2022	2021
Millions
Operating Activities
Net Income	$178.9	$131.3	$137.8
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(3.6)	(2.7)	(2.6)
Income from Equity Investments – Net of Dividends	1.0	2.4	2.2
(Gain) / Loss on Investments and Property, Plant and Equipment	—	1.2	(0.8)
Depreciation Expense	251.7	242.0	231.6
Amortization of PSAs	(5.2)	(7.6)	(11.4)
Amortization of Other Intangible Assets and Other Assets	7.1	8.3	9.9
Deferred Income Tax Expense (Benefit)	17.6	(38.5)	(26.9)
Share-Based and ESOP Compensation Expense	7.3	4.9	5.9
Defined Benefit Pension and Other Postretirement Plan Expense (Benefit)	(6.1)	(3.0)	4.3
Bad Debt Expense	1.3	1.9	1.2
Fuel Adjustment Clause	44.0	15.1	(56.4)
Provision (Payments) for Interim Rate Refund	(18.4)	18.4	—
Changes in Operating Assets and Liabilities
Accounts Receivable	1.8	(14.0)	(13.0)
Inventories	277.1	(256.1)	(23.5)
Prepayments and Other	(7.9)	(21.5)	(0.5)
Accounts Payable	(4.0)	(1.3)	15.0
Other Current Liabilities	(157.6)	116.2	28.0
Cash Contributions to Defined Benefit Pension Plans	(17.3)	—	(10.3)
Changes in Regulatory and Other Non-Current Assets	15.6	24.1	(12.0)
Changes in Regulatory and Other Non-Current Liabilities	2.0	0.2	(15.0)
Cash provided by Operating Activities	585.3	221.3	263.5
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.0	2.2	6.4
Payments for Purchase of Available-for-sale Securities	(1.2)	(2.4)	(3.6)
Acquisitions of Subsidiaries – Net of Cash and Restricted Cash Acquired	—	(155.0)	—
Payments for Equity Investments	(8.2)	(5.9)	(17.6)
Additions to Property, Plant and Equipment	(271.2)	(220.5)	(479.5)
Other Investing Activities	(4.0)	(2.4)	9.1
Cash used in Investing Activities	(283.6)	(384.0)	(485.2)
Financing Activities
Proceeds from Issuance of Common Stock	14.9	248.0	69.9
Equity Issuance Costs	—	(8.1)	—
Proceeds from Issuance of Short-Term and Long-Term Debt	437.0	785.4	733.0
Repayments of Short-Term and Long-Term Debt	(566.7)	(877.0)	(552.9)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	17.8	155.7	90.9
Distributions to Non-Controlling Interest	(8.5)	(1.7)	(3.1)
Dividends on Common Stock	(155.5)	(145.9)	(131.9)
Other Financing Activities	(1.5)	(1.2)	(1.7)
Cash provided (used in) by Financing Activities	(262.5)	155.2	204.2
Change in Cash, Cash Equivalents and Restricted Cash	39.2	(7.5)	(17.5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	40.2	47.7	65.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$79.4	$40.2	$47.7

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2023 Form 10-K

ALLETE Consolidated Statement of Equity

	2023	2022	2021
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,781.5	$1,536.7	$1,460.9
Common Stock Issued	22.2	244.8	75.8
Balance, End of Period	1,803.7	1,781.5	1,536.7

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(24.4)	(23.8)	(31.1)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.3	(0.4)	(0.1)
Defined Benefit Pension and Other Postretirement Plans	3.6	(0.2)	7.4
Balance, End of Period	(20.5)	(24.4)	(23.8)

Retained Earnings
Balance, Beginning of Period	934.8	891.4	856.0
Net Income Attributable to ALLETE	247.1	189.3	169.2
Common Stock Dividends	(155.5)	(145.9)	(131.9)
Adjustment of Redeemable Non-Controlling Interest	—	—	(1.9)
Balance, End of Period	1,026.4	934.8	891.4

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	656.4	533.2	505.6
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	9.9	182.9	90.9
Net Loss Attributable to Non-Controlling Interest	(60.8)	(58.0)	(31.4)
Reclassification of Redeemable Non-Controlling Interest to Current Liabilities	—	—	(28.8)
Distributions to Non-Controlling Interest	(8.5)	(1.7)	(3.1)
Balance, End of Period	597.0	656.4	533.2

Total Equity	$3,406.6	$3,348.3	$2,937.5

Redeemable Non-Controlling Interest
Balance, Beginning of Period	—	—	—
Proceeds from Non-Controlling Interest in Subsidiaries	$7.9	—	—
Net Loss Attributable to Non-Controlling Interest	(7.4)	—	—
Total Redeemable Non-Controlling Interest	$0.5	—	—

Dividends Per Share of Common Stock	$2.71	$2.60	$2.52

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2023 Form 10-K

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

Principles of Consolidation. Our Consolidated Financial Statements include the accounts of ALLETE, all of our majority owned subsidiary companies and variable interest entities of which ALLETE is the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities. The accounting guidance for “Variable Interest Entities” (VIE) is a consolidation model that considers if a company has a variable interest in a VIE. A VIE is a legal entity that possesses any of the following conditions: the entity’s equity at risk is not sufficient to permit the legal entity to finance its activities without additional subordinated financial support, equity owners are unable to direct the activities that most significantly impact the legal entity’s economic performance (or they possess disproportionate voting rights in relation to the economic interest in the legal entity), or the equity owners lack the obligation to absorb the legal entity’s expected losses or the right to receive the legal entity’s expected residual returns. Entities are required to consolidate a VIE when it is determined that they have a controlling financial interest in a VIE and therefore are the primary beneficiary of that VIE, as defined by the accounting guidance for “Variable Interest Entities.” In determining whether ALLETE is the primary beneficiary of a VIE, management considers whether ALLETE has the power to direct the most significant activities of the VIE and is obligated to absorb losses or receive the expected residual returns that are significant to the VIE. The accounting guidance for VIEs applies to certain ALLETE Clean Energy wind energy facilities, certain New Energy Equity facilities, and our investment in Nobles 2. (See Tax Equity Financing.)

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

ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. (See Note 3. Jointly-Owned Facilities and Assets.)

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2023, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 9. Commitments, Guarantees and Contingencies.)

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

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2023, and 2022, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include deposits required under a tax equity financing agreement and collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash
As of December 31	2023	2022	2021
Millions
Cash and Cash Equivalents	$71.9	$36.4	$45.1
Restricted Cash included in Prepayments and Other	5.1	1.5	0.3
Restricted Cash included in Other Non-Current Assets	2.4	2.3	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$79.4	$40.2	$47.7

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2023	2022	2021
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$80.5	$72.8	$66.8
Cash Paid for Income Taxes	$19.5	$6.0	—
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$2.2	$(9.6)	$(14.0)
Reclassification of Property, Plant and Equipment to Inventory (a)	—	$99.7	—
Reclassification of Redeemable Non-Controlling Interest to Current Liabilities (b)	—	—	$30.6
Capitalized Asset Retirement Costs	$5.8	$11.8	$16.9
AFUDC–Equity	$3.6	$2.7	$2.6
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

ALLETE, Inc. 2023 Form 10-K

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

Accounts Receivable
As of December 31	2023	2022
Millions
Trade Accounts Receivable
Billed	$106.8	$107.1
Unbilled	23.8	29.2
Less: Allowance for Doubtful Accounts	1.6	1.6
Total Trade Accounts Receivable	129.0	134.7
Income Taxes Receivable	8.2	3.2
Total Accounts Receivable	$137.2	$137.9

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to eight Large Power Customers. Receivables from these customers totaled $11.2 million as of December 31, 2023 ($11.3 million as of December 31, 2022). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. Minnesota Power’s taconite customers, which are currently owned by two entities at the end of 2023, accounted for 32 percent of Regulated Operations operating revenue and 21 percent of consolidated operating revenue in 2023 (32 percent of Regulated Operations operating revenue and 26 percent of consolidated operating revenue in 2022 and 32 percent of Regulated Operations operating revenue and 28 percent of consolidated operating revenue in 2021).

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

Inventories – Net
As of December 31	2023	2022
Millions
Fuel (a)	$27.2	$33.4
Materials and Supplies	115.7	75.1
Renewable Energy Facilities Under Development (b)	32.5	347.4
Total Inventories – Net	$175.4	$455.9
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b) Renewable Energy Facilities Under Development consists primarily of project costs related to renewable energy development projects at New Energy. As of December 31, 2022, it consisted primarily of project costs related to ALLETE Clean Energy’s Northern Wind and Red Barn wind projects sold in the first quarter of 2023 and the second quarter of 2023, respectively. (See Other Current Liabilities.)

ALLETE, Inc. 2023 Form 10-K

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

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. The MPUC order for Minnesota Power’s 2015 IRP directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. Minnesota Power’s latest IRP, which was approved by the MPUC in an order dated January 9, 2023, includes ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Boswell Unit 3 and Unit 4 have a net book value of approximately $220 million and $420 million, respectively, as of December 31, 2023. (See Note 4. Regulatory Matters.) Minnesota Power also retired Taconite Harbor in the first quarter of 2023 consistent with its latest IRP. As part of the 2022 general retail rate case, the MPUC allowed recovery of the remaining book value of Taconite Harbor through 2026. We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

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

In accordance with the accounting standards for property, plant and equipment, if indicators of impairment exist, we test our long lived assets for recoverability by comparing the carrying amount of the asset to the undiscounted future net cash flows expected to be generated by the asset. Cash flows are assessed at the lowest level of identifiable cash flows. The undiscounted future net cash flows are impacted by trends and factors known to us at the time they are calculated, and our expectations related to: management’s best estimate of future use; sales prices; holding period and timing of sales; method of disposition; and future expenditures necessary to maintain the operations.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A decline in energy prices or lower wind resource expectations could result in a future impairment.

In 2023, 2022 and 2021 there were triggering events identified for our property, plant, and equipment at certain ALLETE Clean Energy wind energy facilities. A recoverability test was performed indicating that the undiscounted cash flows adequately supported the property, plant and equipment book values. As a result, no impairment was recorded in 2023, 2022 or 2021.

Derivatives. ALLETE is exposed to certain risks relating to its business operations that can be managed through the use of derivative instruments. ALLETE may enter into derivative instruments to manage those risks including interest rate risk related to certain variable-rate borrowings, and commodity price and transmission congestion cost risk related to sales to electric customers. We have determined that either these agreements are immaterial to the financial statements, are not derivatives, or, if they are derivatives, the agreements qualify for the normal purchases and normal sales exception to derivative accounting guidance; therefore, derivative accounting is not required.

ALLETE, Inc. 2023 Form 10-K

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

As of the date of our annual goodwill impairment testing in 2023, the Company elected to bypass the qualitative assessment of goodwill for impairment, proceeding directly to the two-step impairment test for the New Energy reporting unit. In performing Step 1 of the impairment test, we compared the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the impairment test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.

For Step 1 of the impairment test, we estimated the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes a growth rate on debt-free cash flows. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. Our annual impairment test in 2023 indicated that the estimated fair value of New Energy exceeded its carrying value, and therefore no impairment existed. The fair value of the reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 14 percent, cash flow forecasts through 2028, gross margins, and a terminal growth rate of 3.5 percent.

Other Non-Current Assets
As of December 31	2023	2022
Millions
Contract Assets (a)	$18.5	$21.0
ALLETE Properties	10.8	19.1
Restricted Cash	2.4	2.3
Other Postretirement Benefit Plans	106.3	58.8
Other	124.9	103.1
Total Other Non-Current Assets	$262.9	$204.3
(a)    Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities
As of December 31	2023	2022
Millions
Customer Deposits (a)	$7.4	$150.7
PSAs	6.0	6.1
Provision for Interim Rate Refund	—	18.4
Manufactured Gas Plant (b)	0.8	14.7
Other	77.7	61.1
Total Other Current Liabilities	$91.9	$251.0
(a)    Primarily related to deposits received by ALLETE Clean Energy for the Northern Wind project sold in the first quarter of 2023 and the Red Barn wind project sold in the second quarter of 2023. (See Inventories – Net.)
(b) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Liabilities
As of December 31	2023	2022
Millions
Asset Retirement Obligation (a)	$202.9	$200.4
PSAs	20.9	26.9
Other	40.5	41.7
Total Other Non-Current Liabilities	$264.3	$269.0
(a) The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $37.2 million in Other Non-Current Assets on the Consolidated Balance Sheet as of December 31, 2023 ($32.4 million as of December 31, 2022).

Leases. We determine if a contract is, or contains, a lease at inception and recognize a right-of-use asset and lease liability for all leases with a term greater than 12 months. Our right-of-use assets and lease liabilities for operating and finance leases are included in Other Non-Current Assets, Other Current Liabilities and Other Non-Current Liabilities, respectively, in our Consolidated Balance Sheet.

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating and finance lease right-of-use assets and lease liabilities are recognized at the commencement date based on the estimated present value of lease payments over the lease term. As our leases do not provide an explicit rate, we determine the present value of future lease payments based on our estimated incremental borrowing rate using information available at the lease commencement date. The operating and finance lease right-of-use assets includes lease payments to be made during the lease term and any lease incentives, as applicable.

Our leases may include options to extend or buy out the lease at certain points throughout the term, and if it is reasonably certain at lease commencement that we will exercise that option, we include those rental payments in our calculation of the right-of-use asset and lease liability. Lease and rent expense are recognized on a straight-line basis over the lease term for operating leases. Finance leases recognize interest expense using the interest expense method over the lease term and amortization expense on a straight-line basis over the shorter of the useful life of the asset or the lease term, unless a buy out option is reasonably certain to be exercised, for which we then amortize on a straight-line basis over the useful life of the asset. Leases with a term of 12 months or less are not recognized on the Consolidated Balance Sheet.

The majority of our operating leases are for heavy equipment, vehicles and land with fixed monthly payments which we group into two categories: Vehicles and Equipment; and Land and Other. Our largest operating lease is for the drag line at BNI Energy which includes a termination payment at the end of the lease term if we do not exercise our purchase option. The amount of this payment is $3 million and is included in our calculation of the right-of-use asset and lease liability recorded. None of our other leases contain residual value guarantees. We have one finance lease for heavy equipment which includes a purchase option we are reasonably certain to exercise when the lease terminates.

ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Additional information on the components of lease cost and presentation of cash flows were as follows:

As December 31	2023	2022
Millions
Operating Lease Cost	$5.0	$6.3
Finance Lease Cost	$0.1	—

Other Information:
Operating Cash Flows From Operating Leases	$5.0	$6.3
Financing Cash Flows From Finance Leases	$0.2	—

Additional information related to leases were as follows:

As of December 31	2023	2022
Millions
Balance Sheet Information Related to Leases:
Operating Lease Other Non-Current Assets	$10.7	$12.7
Finance Lease Other Non-Current Assets	2.1	—
Total Lease Right-of-use Assets	$12.8	$12.7

Operating Lease Other Current Liabilities	$3.0	$3.2
Finance Lease Other Current Liabilities	0.4	—
Operating Lease Other Non-Current Liabilities	7.7	9.3
Finance Lease Other Non-Current Liabilities	1.6	—
Total Lease Liabilities	$12.7	$12.5

Income Statement Information Related to Leases:
Operating Lease Rent Expense	$5.0	$6.3
Finance Lease Amortization Expense	0.1	—
Total Operating and Finance Lease Expenses	$5.1	$6.3

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	3	4
Operating Leases - Land and Other	12	16
Finance Leases - Vehicles and Equipment	5	0

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	4.0%	3.9%
Operating Leases - Land and Other	5.0%	3.9%
Finance Leases - Vehicles and Equipment	5.4%	—%
ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of operating and finance lease liabilities as of December 31, 2023, were as follows:

Millions	Operating	Finance
2024	$3.2	$0.4
2025	3.2	0.4
2026	3.2	0.4
2027	4.1	0.5
2028	0.2	0.6
Thereafter	1.2	—
Total Lease Payments Due	15.1	2.3
Less: Imputed Interest	4.4	0.3
Total Lease Obligations	10.7	2.0
Less: Current Lease Obligations	3.0	0.4
Total Long-term Lease Obligations	$7.7	$1.6

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

ALLETE, Inc. 2023 Form 10-K

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

Industrial includes sales recognized from contracts with customers in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 55 percent of total regulated utility kWh sales for the year ended December 31, 2023. Within industrial revenue, Minnesota Power had eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load as of December 31, 2023. These contracts automatically renew past the contract term unless a four-year written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2027 through 2029. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $62 million per annum through 2027, $15 million in 2028, and $12 million in total thereafter, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

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

ALLETE, Inc. 2023 Form 10-K

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

ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Assets Recognized From the Costs to Obtain a Contract with a Customer. We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of December 31, 2023, we have $18.5 million of assets recognized for costs incurred to obtain contracts with our customers ($21.0 million as of December 31, 2022). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. We recognized $2.4 million of non-cash amortization for the year ended December 31, 2023 ($2.4 million for the year end December 31, 2022).

Unamortized Discount and Premium on Debt. Discount and premium on debt are deferred and amortized over the terms of the related debt instruments using a method which approximates the effective interest method.

Tax Equity Financings. Certain subsidiaries of ALLETE have entered into tax equity financings that include forming limited liability companies (LLC) with third-party investors for certain wind and solar projects. Tax equity financings have specific terms that dictate distributions of cash and the allocation of tax attributes among the LLC members, who are divided into two categories: the sponsor and third-party investors. ALLETE subsidiaries are the sponsors in these tax equity financings. The distributions of cash and allocation of tax attributes in these financings generally differ from the underlying ownership percentage interests in the related LLC, with a disproportionate share of tax attributes (including accelerated depreciation and production tax credits) allocated to third-party investors in order to achieve targeted after-tax rates of return, or target yield, from project operations, and a disproportionate share of cash distributions made to the sponsor.

The target yield and other terms vary by tax equity financing. Once the target yield has been achieved or defined time period is met, a “flip point” is recognized. In addition, tax equity financings typically provide that cash distributions can be temporarily increased to the third-party investors in order to meet cumulative distribution thresholds. After the flip point, tax attributes and cash distributions are both typically disproportionately allocated to the sponsor.

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

Non-Controlling Interest in Subsidiaries and Redeemable Non-Controlling Interest. Non-controlling interest in subsidiaries and redeemable non-controlling interest represent the portion of equity ownership, net income (loss), and comprehensive income (loss) in subsidiaries that is not attributable to equity holders of ALLETE. Non-controlling Interest in Subsidiaries as of and for the years ended December 31, 2023 and 2022, are related to the tax equity financings for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak, 303 MW Diamond Spring and 303 MW Caddo wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility. Redeemable Non-Controlling Interest as of and for the year ended December 31, 2023, is related to a tax equity financing entered into in the fourth quarter of 2023 for certain New Energy solar energy facilities totaling 14 MW. This tax equity financing is classified as redeemable non-controlling interest as the redemption price and date are fixed and determinable.

For those wind and solar projects with tax equity financings where the economic benefits are not allocated based on the underlying ownership percentage interests, we have determined that the appropriate methodology for calculating the non-controlling interest in subsidiaries balance is the hypothetical liquidation at book value (HLBV) method. The HLBV method is a balance sheet approach which reflects the substantive economic arrangements in the tax equity financing structures.

Under the HLBV method, amounts reported as non-controlling interest in subsidiaries on the Consolidated Balance Sheet represent the amounts the third-party investors would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the LLC agreements, assuming the net assets of the wind and solar projects were liquidated at amounts determined in accordance with GAAP and distributed to the third-party investor and sponsor. The resulting non-controlling interest in subsidiaries balance in these projects is reported as a component of equity on the Consolidated Balance Sheet as either Non-Controlling Interest in Subsidiaries or Redeemable Non-Controlling Interest.
ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The results of operations for these projects attributable to non-controlling interest under the HLBV method is determined as the difference in non-controlling interest in subsidiaries and redeemable non-controlling interest on the Consolidated Balance Sheet at the start and end of each reporting period, after taking into account any capital transactions between the projects and the third-party investors.

Factors used in the HLBV calculation include GAAP income, taxable income (loss), tax attributes such as accelerated depreciation, investment tax credits and production tax credits, capital contributions, cash distributions, and the target yield specified in the corresponding LLC agreement. Changes in these factors could have a significant impact on the amounts that third-party investors and sponsors would receive upon a hypothetical liquidation. The use of the HLBV method to allocate income to the non-controlling interest in subsidiaries may create variability in our results of operations as the application of the HLBV method can drive variability in net income or loss attributable to non-controlling interest in subsidiaries from period to period.

Immaterial Out-of-Period Adjustment. In the third quarter of 2023, we recognized a $5.7 million increase in Net Loss Attributable to Non-Controlling Interest on the Consolidated Statement of Income for the correction of an error related to the calculation of non-controlling interest in subsidiaries under the hypothetical liquidation at book value method, of which $3.6 million related to 2022. We have evaluated the effect of this out-of-period adjustment for the current reporting period, as well as on the previous interim and annual periods in which they should have been recognized and concluded that this adjustment is not material to any of the periods affected.

Other Income (Expense) - Other
Year Ended December 31	2023	2022	2021
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credit (a)	$8.9	$9.8	$6.1
Interest and Investment Income (b)	10.3	—	2.3
AFUDC - Equity	3.6	2.7	2.6
Gain on Land Sales	0.2	—	0.1
PSA Liability (c)	—	10.2	—
Gain on Arbitration Award (d)	58.4	—	—
Other	3.6	(0.3)	(2.4)
Total Other Income (Expense) - Other	$85.0	$22.4	$8.7
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 12. Pension and Other Postretirement Benefit Plans.)
(b)Interest and Investment Income for the year ended December 31, 2023, reflects $5.1 million of interest income related to interest awarded as part of an arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 9. Commitments, Guarantees and Contingencies.)
(c)The gain on removal of the PSA liability for the Northern Wind project upon decommissioning of the legacy wind energy facility assets, which was more than offset by a reserve for an anticipated loss on the sale of the Northern Wind project that was recorded in Cost of Sales - Non-Utility on the Consolidated Statement of Income.
(d)This reflects a gain recognized for the favorable outcome of an arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 9. Commitments, Guarantees and Contingencies.)

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

ALLETE, Inc. 2023 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Standards.

Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires that an entity provide enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, among other disclosures. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods within annual periods beginning after December 15, 2024, with early adoption permitted.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures by disclosing specific categories in the rate reconciliation as well as providing additional information for reconciling items above a threshold. It also requires disclosure about certain income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted.

There are no other new accounting standards that we anticipate having a material effect on the presentation of ALLETE’s consolidated financial statements.

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2023	2022
Millions
Regulated Operations
Property, Plant and Equipment in Service	$5,167.2	$5,198.6
Construction Work in Progress	146.7	74.0
Accumulated Depreciation	(1,969.4)	(1,972.3)
Regulated Operations – Net	3,344.5	3,300.3
ALLETE Clean Energy
Property, Plant and Equipment in Service	1,612.8	1,619.4
Construction Work in Progress	48.9	51.1
Accumulated Depreciation	(229.1)	(176.8)
ALLETE Clean Energy – Net	1,432.6	1,493.7
Corporate and Other (a)
Property, Plant and Equipment in Service	355.8	295.2
Construction Work in Progress	27.5	50.9
Accumulated Depreciation	(147.0)	(136.1)
Corporate and Other – Net	236.3	210.0
Property, Plant and Equipment – Net	$5,013.4	$5,004.0
(a)Primarily includes BNI Energy and a small amount of non-rate base generation.

ALLETE, Inc. 2023 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets.

Estimated Useful Lives of Property, Plant and Equipment (Years)
Regulated Operations
Generation	4 to 50	ALLETE Clean Energy	5 to 35
Transmission	50 to 75	Corporate and Other	3 to 50
Distribution	18 to 70

Asset Retirement Obligations. We recognize, at fair value, obligations associated with the retirement of certain tangible, long lived assets that result from the acquisition, construction, development or normal operation of the asset. Asset retirement obligations (AROs) relate primarily to the decommissioning of our coal-fired and wind energy facilities, and land reclamation at BNI Energy. AROs are included in Other Non-Current Liabilities on the Consolidated Balance Sheet. The associated retirement costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the asset. Removal costs associated with certain distribution and transmission assets have not been recognized, as these facilities have indeterminate useful lives.

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

Asset Retirement Obligations
Millions
Obligation as of December 31, 2021	$184.5
Accretion	9.5
Liabilities Recognized	7.8
Liabilities Settled	(4.4)
Revisions in Estimated Cash Flows	3.0
Obligation as of December 31, 2022	200.4
Accretion	10.3
Liabilities Settled	(10.2)
Revisions in Estimated Cash Flows	2.4
Obligation as of December 31, 2023	$202.9

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

ALLETE, Inc. 2023 Form 10-K

NOTE 3. JOINTLY-OWNED FACILITIES AND ASSETS (Continued)

Minnesota Power’s investments in jointly-owned facilities and assets and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2023
Boswell Unit 4	$725.9	$369.8	$2.8	80
Transmission Assets	101.0	23.6	—	9.3 - 14.7
Total	$826.9	$393.4	$2.8
As of December 31, 2022
Boswell Unit 4	$712.0	$340.1	$3.3	80
Transmission Assets	101.0	21.1	—	9.3 - 14.7
Total	$813.0	$361.2	$3.3

Nemadji Trail Energy Center. South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting in 2028 pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy will be responsible for approximately 20 percent. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2023, is approximately $9 million.

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider, Solar Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $57.0 million in 2023 ($38.8 million in 2022; $38.9 million in 2021).

Minnesota Retail Rates. Minnesota Power’s retail base rates through 2021 were based on a 2018 MPUC retail rate order that allowed for a 9.25 percent return on common equity and a 53.81 percent equity ratio. Interim rates were implemented in Minnesota Power’s 2022 general rate case beginning in January 2022, and the resolution of Minnesota Power’s 2022 general rate case changed the allowed return on equity to 9.65 percent and the equity ratio to 52.50 percent beginning October 1, 2023. (See 2022 Minnesota General Rate Case.)

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. In orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund. We cannot predict the level of final rates that may be authorized by the MPUC.

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

ALLETE, Inc. 2023 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

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

On June 14, 2023, Minnesota Power appealed to the Minnesota Court of Appeals (Court) specific aspects of the MPUC’s rate case orders. Minnesota Power is appealing the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. We are unable to predict the outcome of this proceeding.

In an order dated September 29, 2023, the MPUC approved Minnesota Power’s final rates, which were implemented beginning on October 1, 2023. The MPUC order also approved Minnesota Power’s interim rate refund plan. Interim rates were collected through the third quarter with reserves recorded as necessary. Minnesota Power recorded a reserve for an interim rate refund of approximately $39 million pre-tax as of September 30, 2023 (approximately $18 million as of December 31, 2022), which was refunded to customers during the fourth quarter of 2023.

FERC-Approved Wholesale Rates. Minnesota Power has wholesale contracts with 14 non-affiliated municipal customers in Minnesota and SWL&P. Two of the wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through December 31, 2037. The wholesale electric service contract with SWL&P is effective through February 28, 2027. Under the agreement with SWL&P, no termination notice has been given. The rates included in these two contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 13 other municipal customers were extended in January 2022 and are effective through 2029. These contracts are based on fixed prices for capacity and energy. The base energy charge for each year is adjusted annually for updated fuel and purchased power costs.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for certain transmission investments and expenditures, including a return on the capital invested. Current customer billing rates are based on an MPUC order dated December 19, 2023, which provisionally approved Minnesota Power’s latest transmission factor filing submitted on October 24, 2023. Updated billing rates were included on customer bills starting in the first quarter of 2024.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Customer billing rates for the renewable cost recovery rider had been based on a MPUC order dated January 24, 2023. On March 29, 2023, Minnesota Power submitted its latest renewable cost recovery rider factor filing, which the MPUC approved in an order dated October 3, 2023. Updated billing rates were included on customer bills starting in the fourth quarter of 2023.

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Customer billing rates for the solar cost recovery rider had been based on an August 2022 MPUC order. On August 23, 2023, Minnesota Power submitted its latest solar cost recovery rider factor filing, which the MPUC approved in an order dated December 26, 2023. Updated billing rates were included on customer bills starting in the first quarter of 2024.

Fuel Adjustment Clause. Fuel and purchased power costs related to Minnesota Power’s retail customers are recovered from customers through the fuel adjustment clause. The method of accounting for all Minnesota electric utilities is a monthly budgeted, forward-looking fuel adjustment clause with annual prudence review and true-up to actual allowed costs.
ALLETE, Inc. 2023 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Minnesota Power incurred higher fuel and purchased power costs in 2021 than those factored in its fuel adjustment forecast filed in May 2020 for 2021, which resulted in the recognition of an approximately $56 million regulatory asset as of December 31, 2021. The MPUC approved recovery of the regulatory asset in a July 2022 order; recovery of the regulatory asset was completed in 2023.

Minnesota Power incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $13 million regulatory asset as of December 31, 2022. The MPUC approved recovery of the regulatory asset in an order dated July 31, 2023; recovery of the regulatory asset began in the third quarter of 2023 and will continue through mid-2024.

Minnesota Power incurred lower fuel and purchased power costs in 2023 than those factored in its fuel adjustment forecast filed in May 2022 for 2023, which resulted in the recognition of a $15.5 million regulatory liability as of December 31, 2023. On August 30, 2023, Minnesota Power submitted a filing with the MPUC requesting to refund a portion of over-collected fuel adjustment clause recoveries for 2023 from October 2023 through December 2023. No parties objected to the request and lower rates were implemented in October 2023, subject to final approval by the MPUC which is expected in 2024.

In May 2023, Minnesota Power filed its fuel adjustment forecast for 2024 which was subsequently approved by the MPUC in an order dated November 9, 2023. The fuel and purchase power rates for Minnesota Power retail customers are based on this filing beginning January 1, 2024.

Wisconsin Retail Rates. SWL&P’s retail rates through 2022 were based on a December 2018 order by the PSCW that allowed for a return on equity of 10.40 percent and a 55.00 percent equity ratio. The resolution of SWL&P’s 2022 general rate case changed the allowed return on equity to 10.00 percent and maintained an equity ratio of 55.00 percent. (See 2022 Wisconsin General Rate Case.)

2022 Wisconsin General Rate Case. In 2022, SWL&P filed a rate increase request with the PSCW seeking an average increase of 3.60 percent for retail customers. The filing sought an overall return on equity of 10.40 percent and a 55.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated an estimated $4.3 million in additional revenue. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.00 percent and 55.00 percent equity ratio. Final rates went into effect January 1, 2023.

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

Solar Energy Request For Proposals. On October 2, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a request for proposals for up to 300 MW of solar energy resources. Minnesota Power issued the request for proposals on November 15, 2023, which were accepted through January 17, 2024.

Wind Energy Request For Proposals. On December 15, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a request for proposals for up to 400 MW of wind energy resources. Minnesota Power issued the request for proposals on February 15, 2024.

Energy Conservation and Optimization (ECO) Plan. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on ECOs each year. On April 3, 2023, Minnesota Power submitted its 2022 ECO, formerly known as the conservation improvement program, annual filing detailing Minnesota Power’s ECO plan results and proposed financial incentive, which was approved by the MPUC on July 21, 2023. As a result, Minnesota Power recognized revenue of $2.2 million in 2023 for the approved financial incentive ($1.9 million in 2022 and $2.4 million in 2021). The financial incentives are recognized in the period in which the MPUC approves the filing.

ALLETE, Inc. 2023 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

On June 30, 2023, Minnesota Power submitted its triennial filing for 2024 through 2026 to the MPUC and Minnesota Department of Commerce, which outlines Minnesota Power’s ECO spending and energy-saving goals for those years. Minnesota Power’s investment goals are $12.5 million for 2024, $12.7 million for 2025 and $12.8 million for 2026.

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

In June 2020, Minnesota Power filed a proposal with the MPUC to accelerate its plans for purchasing solar energy from approximately 20 MW of solar energy projects in Minnesota which was approved in a June 2021 order. These solar energy projects were constructed and owned through an ALLETE subsidiary with an investment of approximately $40 million. Construction of these solar energy projects commenced in 2022 with a portion of these projects placed into service in the fourth quarter of 2022; the remaining project was placed into service in 2023.

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

ALLETE, Inc. 2023 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2023	2022
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause (b)	$8.7	$25.6
Other	0.6	—
Total Current Regulatory Assets	$9.3	$25.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (c)	$218.6	$225.9
Income Taxes (d)	88.1	97.6
Asset Retirement Obligations (e)	37.7	35.6
Cost Recovery Riders (f)	33.8	41.2
Taconite Harbor (g)	20.9	—
Manufactured Gas Plant (h)	13.2	15.1
Fuel Adjustment Clause (b)	5.0	14.5
PPACA Income Tax Deferral	3.9	4.1
Other	4.2	7.0
Total Non-Current Regulatory Assets	$425.4	$441.0
Current Regulatory Liabilities (i)
Provision for Interim Rate Refund	—	$18.4
Transmission Formula Rates Refund	$1.5	4.9
Other	2.4	0.1
Total Current Regulatory Liabilities	$3.9	$23.4
Non-Current Regulatory Liabilities
Income Taxes (d)	$310.0	$332.5
Wholesale and Retail Contra AFUDC (j)	78.0	80.7
Plant Removal Obligations (k)	67.0	60.0
Defined Benefit Pension and Other Postretirement Benefit Plans (c)	48.6	17.6
Non-Jurisdictional Land Sales (l)	30.2	7.5
Fuel Adjustment Clause (b)	15.5	—
Investment Tax Credits (m)	13.6	16.9
Boswell Units 1 and 2 Net Plant and Equipment (n)	6.7	6.7
Other	4.4	4.2
Total Non-Current Regulatory Liabilities	$574.0	$526.1
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Fuel adjustment clause regulatory assets and liabilities represent the amount expected to be recovered from or refunded to customers for the under- or over-collection of fuel adjustment clause recoveries. (See Fuel Adjustment Clause.)
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
(f)The cost recovery rider regulatory assets and liabilities are revenue not yet collected from our customers and cash collections from our customers in excess of the revenue recognized, respectively, primarily due to capital expenditures related to Bison and the GNTL as well as differences between production tax credits recognized and those assumed in Minnesota Power’s base rates. The cost recovery rider regulatory assets as of December 31, 2023, will be recovered within the next two years.
(g)In the first quarter of 2023, Minnesota Power retired Taconite Harbor Units 1 and 2. The remaining net book value was reclassified from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet when the units were retired. Minnesota Power expects to receive recovery of the remaining net book value from customers.
(h)This regulatory asset represents costs of remediation for a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We expect recovery of these remediation costs to be allowed by the PSCW in rates over time.
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
(l)This regulatory liability represents the net proceeds from the sale of certain land by Minnesota Power that is expected to be refunded to ratepayers through a future rate case or through its renewable resources rider.
(m)North Dakota and Federal investment tax credits expected to be realized from Minnesota Power’s Bison facility and SWL&P’s community solar facility that will be credited to retail customers primarily through future renewable cost recovery rider as the tax credits are utilized.
(n)In 2018, Minnesota Power retired Boswell Units 1 and 2 and reclassified the remaining net book value from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet. The remaining net book value is currently included in Minnesota Power’s rate base and Minnesota Power is earning a return on the outstanding balance.
ALLETE, Inc. 2023 Form 10-K

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

ALLETE, Inc. 2023 Form 10-K

NOTE 6. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In 2023, we invested $8.2 million in ATC. In total, we expect to invest approximately $5.8 million in 2024.

ALLETE’s Investment in ATC
Year Ended December 31	2023	2022
Millions
Equity Investment Beginning Balance	$165.4	$154.5
Cash Investments	8.2	5.9
Equity in ATC Earnings	23.1	19.3
Distributed ATC Earnings	(18.3)	(15.5)
Amortization of the Remeasurement of Deferred Income Taxes	1.3	1.2
Equity Investment Ending Balance	$179.7	$165.4

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2023	2022
Millions
Current Assets	$115.2	$89.6
Non-Current Assets	6,337.0	5,997.8
Total Assets	$6,452.2	$6,087.4
Current Liabilities	$495.9	$511.9
Long-Term Debt	2,736.0	2,613.0
Other Non-Current Liabilities	585.2	485.8
Members’ Equity	2,635.1	2,476.7
Total Liabilities and Members’ Equity	$6,452.2	$6,087.4

Income Statement Data
Year Ended December 31	2023	2022	2021
Millions
Revenue	$818.9	$751.2	$754.8
Operating Expense	407.6	381.5	376.2
Other Expense	131.7	122.9	113.9
Net Income	$279.6	$246.8	$264.7
ALLETE’s Equity in Net Income	$23.1	$19.3	$21.3

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

In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

ALLETE, Inc. 2023 Form 10-K

NOTE 6. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2022	$157.3
Equity in Nobles 2 Earnings (a)	(1.4)
Distributed Nobles 2 Earnings	(4.4)
Equity Investment Balance as of December 31, 2023	$151.5
(a)The Company also recorded net loss attributable to non-controlling interest of $10.2 million related to its investment in Nobles 2.

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

ALLETE, Inc. 2023 Form 10-K

NOTE 7. FAIR VALUE (Continued)

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023, and December 31, 2022. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.7	—	—	$8.7
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$6.0	—	6.0
Cash Equivalents	5.8	—	—	5.8
Total Fair Value of Assets	$14.5	$6.0	—	$20.5

Liabilities:
Deferred Compensation (c)	—	$16.5	—	$16.5
Total Fair Value of Liabilities	—	$16.5	—	$16.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of December 31, 2023, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.3 million, in one year to less than three years was $3.2 million, in three years to less than five years was $1.0 million and in five or more years was $0.5 million.
(c)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$7.7	—	—	$7.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$5.7	—	5.7
Cash Equivalents	4.2	—	—	4.2
Total Fair Value of Assets	$11.9	$5.7	—	$17.6

Liabilities: (b)
Deferred Compensation	—	$15.0	—	$15.0
Total Fair Value of Liabilities	—	$15.0	—	$15.0
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Company’s policy is to recognize transfers in and transfers out of levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2023 and 2022, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

ALLETE, Inc. 2023 Form 10-K

NOTE 7. FAIR VALUE (Continued)

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
December 31, 2023	$1,799.4	$1,670.6
December 31, 2022	$1,929.1	$1,782.7
(a) Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investments. The aggregate carrying amount of our equity investments was $331.2 million as of December 31, 2023 ($322.7 million as of December 31, 2022). The Company assesses our equity investments in ATC and Nobles 2 for impairment whenever events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. For the years ended December 31, 2023 and 2022, there were no indicators of impairment. (See Note 6. Equity Investments.)

Goodwill. The Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company’s goodwill is a result of the New Energy acquisition in 2022. (See Note 1. Operations and Significant Accounting Policies and Note 5. Acquisitions.) The aggregate carrying amount of goodwill was $154.9 million as of December 31, 2023.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. (See Note 1. Operations and Significant Accounting Policies.) For the years ended December 31, 2023, and 2022, there was no impairment of property, plant, and equipment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. The MPUC order for Minnesota Power’s 2015 IRP directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. Minnesota Power’s latest IRP, which was approved by the MPUC in an order dated January 9, 2023, includes ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Boswell Unit 3 and Unit 4 have a net book value of approximately $220 million and $420 million, respectively, as of December 31, 2023. (See Note 4. Regulatory Matters.) Minnesota Power also retired Taconite Harbor in the first quarter of 2023 consistent with its latest IRP. As part of the 2022 general retail rate case, the MPUC allowed recovery of the remaining book value of Taconite Harbor through 2026. We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

ALLETE, Inc. 2023 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2023, total short-term debt outstanding was $111.4 million ($272.6 million as of December 31, 2022), and consisted of long-term debt due within one year and included $0.1 million of unamortized debt issuance costs.

On October 17, 2023, ALLETE amended its $400 million credit facility (Credit Agreement), which was scheduled to expire in January 2026, to $355 million and extended the expiration date to January 10, 2027. The amended Credit Agreement is unsecured and has a variable interest rate. ALLETE may request a single, one-year extension to the expiration date. Advances may be used by ALLETE for general corporate purposes, to provide liquidity in support of ALLETE's commercial paper program and to issue up to $100 million in letters of credit.

As of December 31, 2023, we had consolidated bank lines of credit aggregating to $423.1 million ($475.7 million as of December 31, 2022), most of which expire in January 2027. We had $19.4 million outstanding in standby letters of credit and $34.1 million outstanding draws under our lines of credit as of December 31, 2023 ($32.8 million in standby letters of credit and $31.3 million outstanding draws as of December 31, 2022).

Long-Term Debt. As of December 31, 2023, total long-term debt outstanding was $1,679.9 million ($1,648.2 million as of December 31, 2022) and included $8.0 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2024 is $111.4 million; $244.7 million in 2025; $80.2 million in 2026; $162.5 million in 2027; $55.8 million in 2028; and $1,144.8 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

Minnesota Power is obligated to make financing payments for the Camp Ripley solar array totaling $1.4 million annually during the financing term, which expires in 2027. Minnesota Power has the option at the end of the financing term to renew for a two year term, or to purchase the solar array for approximately $4 million. Minnesota Power anticipates exercising the purchase option when the term expires.

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

ALLETE, Inc. 2023 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Long-Term Debt
As of December 31	2023	2022
Millions
First Mortgage Bonds
6.02% Series Due 2023	—	$75.0
3.69% Series Due 2024	$60.0	60.0
4.90% Series Due 2025	30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
4.08% Series Due 2029	70.0	70.0
3.74% Series Due 2029	50.0	50.0
2.50% Series Due 2030	46.0	46.0
3.86% Series Due 2030	60.0	60.0
2.79% Series Due 2031	100.0	100.0
4.54% Series Due 2032	75.0	75.0
4.98% Series Due 2033	125.0	—
5.69% Series Due 2036	50.0	50.0
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
4.07% Series Due 2048	60.0	60.0
4.47% Series Due 2049	30.0	30.0
3.30% Series Due 2050	94.0	94.0
Armenia Mountain Senior Secured Notes 3.26% Due 2024	9.5	19.3
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Revolving Credit Facility Variable Rate Due 2027	—	13.0
Senior Unsecured Notes 2.65% Due 2025	150.0	150.0
Senior Unsecured Notes 3.11% Due 2027	80.0	80.0
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
SWL&P First Mortgage Bonds 4.14% Series Due 2048	12.0	12.0
Unsecured Term Loan Variable Rate Due 2023	—	170.0
Other Long-Term Debt, 2023 Weighted Average Rate 5.24% Due 2024 – 2051	95.1	82.0
Unamortized Debt Issuance Costs	(8.1)	(8.3)
Total Long-Term Debt	1,791.3	1,920.8
Less: Due Within One Year	111.4	272.6
Net Long-Term Debt	$1,679.9	$1,648.2
ALLETE, Inc. 2023 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2023, our ratio was approximately 0.36 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of December 31, 2023, ALLETE was in compliance with its financial covenants.

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES
The following table details the estimated minimum payments for certain long-term commitments as of December 31, 2023:

	2024	2025	2026	2027	2028	Thereafter
Millions
Capital Purchase Obligations	$73.9	$1.6	$9.9	$38.1	—	$10.5
Easements (a)	$8.0	$8.1	$8.1	$8.2	$8.4	$217.7
PPAs (b)	$140.7	$133.8	$136.6	$125.7	$132.4	$937.5
Other Purchase Obligations (c)	$42.9	—	—	—	—	—
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

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2023, Square Butte had total debt outstanding of $171.8 million. Annual debt service for Square Butte is expected to be approximately $33.5 million in 2024, $29.5 million in 2025, $29.6 million in 2026, and $11.9 million in 2027 of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.
ALLETE, Inc. 2023 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during 2023 was $86.2 million ($82.7 million in 2022; $82.4 million in 2021). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $5.5 million in 2023 ($5.1 million in 2022; $5.8 million in 2021). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnesota Power has also entered into the following long-term PPAs for the purchase of capacity and energy as of December 31, 2023:

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

Minnesota Power has also entered into the following long-term PSAs for the sale of capacity and energy as of December 31, 2023:

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
(a)The agreement provided for 75 MW of capacity from June 1, 2022, through May 31, 2023, and increased to 125 MW of capacity from June 1, 2023, through May 31, 2025.
(b)Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 37 percent in 2023 (32 percent in 2022 and 28 percent in 2021). (See Square Butte PPA.)
(c)Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power.
(d)The energy pricing escalates at a fixed rate annually and is adjusted for changes in a natural gas index.

ALLETE, Inc. 2023 Form 10-K

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

Environmental Matters.

Our businesses are subject to regulation of environmental matters by various federal, state, and local authorities. A number of regulatory changes to the Clean Air Act, the Clean Water Act and various waste management requirements continue to be promulgated by both the EPA and state authorities. Minnesota Power’s facilities are subject to new requirements under many of these regulations. Minnesota Power is reshaping its generation portfolio, over time, to reduce its reliance on coal, has installed cost-effective emission control technology, and advocates for sound science and policy during rulemaking implementation.

We consider our businesses to be in substantial compliance with currently applicable environmental regulations and believe all necessary permits have been obtained. We anticipate that with many new and proposed state and federal environmental regulations and requirements, potential expenditures for future environmental matters may be material and require significant capital investments. Minnesota Power has evaluated various environmental compliance scenarios using possible outcomes of environmental regulations to project power supply trends and impacts on customers.

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

Air. The electric utility industry is regulated at the federal and state level to address air emissions. Minnesota Power’s thermal generating facilities mainly burn low-sulfur western sub-bituminous coal. All of Minnesota Power’s coal-fired generating facilities are equipped with pollution control equipment such as scrubbers, baghouses, and low NOX technologies. Under currently applicable environmental regulations, these facilities are substantially compliant with emission requirements.

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget and can be bought and sold. Based on review of the NOX and SO2 allowances issued and pending issuance, as well as consideration of current rules, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation, including the EPA’s Good Neighbor Rule which modifies certain aspects of the CSAPR’s program scope and extent (see EPA Good Neighbor Plan for 2015 Ozone NAAQS).

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments, and the EPA is currently reviewing the primary or secondary NAAQS for NOx, SO2, and ozone. On February 7, 2024, the EPA announced a final rule lowering the annual primary standard for particulate matter less than 2.5 microns (PM2.5) from 12 micrograms per cubic meter (ug/m3) to 9 ug/m3, while retaining other existing primary and secondary standards such as those for course particulate matter. The Company is reviewing the new standard to determine potential impacts. Anticipated timelines and compliance costs related to this new standard and other expected NAAQS revisions cannot yet be fully estimated; however, costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. 2023 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA Good Neighbor Plan for 2015 Ozone NAAQS. On June 5, 2023, after disapproving state implementation plans, the EPA published a final Federal Implementation Plan (FIP) rule in the Federal Register, the Good Neighbor Plan, to address regional ozone transport for the 2015 Ozone NAAQS by reducing NOx emissions during the period of May 1 through September 30 (ozone season). In its justification for the final rule, the EPA asserted that 23 states, including Minnesota, were modeled as significant contributors to downwind states’ challenges in attaining or maintaining ozone NAAQS compliance. The Good Neighbor Plan is designed to resolve this interstate transport issue by implementing a variety of NOx reduction strategies, including federal implementation plan requirements, NOx emission limitations, and ozone season allowance program requirements. The final rule imposed restrictions on fossil-fuel fired power plants in 22 states and on certain industrial sources in 20 states, with implementation occurring through changes to the existing CSAPR program for power plants.

Since the EPA partially disapproved the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, among others, Minnesota is subject to the final Good Neighbor Plan. However, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA, and a petition for judicial review to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit Court). The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of Minnesota’s SIP. On July 5, 2023, the Eighth Circuit Court granted the stay preventing the Good Neighbor Plan from taking effect in Minnesota.

On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally delaying the effective date of the final FIP for states with active stays in place. The state of Minnesota was therefore not subject to compliance obligations for the 2023 ozone season. Future compliance obligations will depend on resolution of the stay. Additionally, challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. In February 2024, the U.S. Supreme Court will hear arguments from several states and industry groups requesting a national stay of the FIP rule. Anticipated compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.

EPA National Emission Standards for Hazardous Air Pollutants for Major Sources: Industrial, Commercial and Institutional Boilers and Process Heaters (Industrial Boiler MACT) Rule. A final rule issued by the EPA for Industrial Boiler MACT became effective in 2013 with compliance required at major existing sources in 2016, which applied to Minnesota Power’s Hibbard Renewable Energy Center and Rapids Energy Center. Compliance consisted largely of adjustments to fuels and operating practices and compliance costs were not material. After this initial rulemaking, litigation from 2016 through 2018 resulted in court orders directing that the EPA reconsider certain aspects of the regulation. A final rule incorporating these revisions became effective in December 2022, with a compliance deadline of October 6, 2025. Compliance costs are not expected to be material.

EPA Mercury and Air Toxics Standards (MATS) Rule. On April 24, 2023, the EPA published a proposed revision to the existing MATS Rule as part of its mandatory 2020 MATS review. In this proposed rule, the EPA is proposing to alter certain compliance and operational requirements, and to lower several emission limits. Compliance would be required in the 2026 to 2027 timeframe. The EPA expects to issue the final rule in April 2024. The MATS regulation applies at Minnesota Power’s Boswell Energy Center, which is currently well-controlled for these emissions and is in full compliance with existing requirements. Compliance costs cannot yet be estimated; however, recovery of any additional costs would be sought through a rate proceeding.

ALLETE, Inc. 2023 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Climate Change. The scientific community generally accepts that emissions of GHGs are linked to global climate change which creates physical and financial risks. Physical risks could include but are not limited to: increased or decreased precipitation and water levels in lakes and rivers; increased or other changes in temperatures; increased risk of wildfires; and changes in the intensity and frequency of extreme weather events. These all have the potential to affect the Company’s business and operations. We are addressing climate change by taking the following steps that also ensure reliable and environmentally compliant generation resources to meet our customers’ requirements:

•Expanding renewable power supply for both our operations and the operations of others;
•Providing energy conservation initiatives for our customers and engaging in other demand side management efforts;
•Improving efficiency of our generating facilities;
•Supporting research of technologies to reduce carbon emissions from generating facilities and carbon sequestration efforts;
•Evaluating and developing less carbon intensive future generating assets such as efficient and flexible natural gas fired generating facilities;
•Managing vegetation on right-of-way corridors to reduce potential wildfire or storm damage risks; and
•Practicing sound forestry management in our service territories to create landscapes more resilient to disruption from climate-related changes, including planting and managing long-lived conifer species.

EPA Regulation of GHG Emissions. On May 23, 2023, the EPA published in the Federal Register proposed regulatory actions under Section 111 of the Clean Air Act (CAA) addressing greenhouse gas (GHG) emissions from fossil fuel-fired electric generating units (EGUs). The EPA is proposing to revise new source performance standards (NSPS) for new, modified and reconstructed EGUs (Section 111(b) of the CAA) as well as emission guidelines for certain existing (Section 111(d) of the CAA) EGUs. The EPA is also proposing in this action to officially repeal the predecessor regulation “Affordable Clean Energy Rule”, first issued in 2019 and later vacated in 2021. The EPA’s Fall 2023 unified agenda identifies the EPA’s goal of issuing final regulations in April 2024. The Company will continue to monitor this GHG rulemaking and analyze potential impacts to existing and proposed thermal generating facilities. The rule would apply to several Company assets including existing EGUs at Boswell and Laskin as well as the proposed combined cycle natural gas-fired generating facility, NTEC. Minnesota Power continues implementing its EnergyForward strategic plan that provides for significant emissions reductions and diversifying its electricity generation mix to include more renewable and natural gas energy. We are unable to predict compliance costs due to the draft status of the rules and the need for a state implementation plan for Section 111(d) existing units; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA or delegated state agency for any wastewater discharged to navigable waters. Minnesota Power has obtained all necessary NPDES permits, including NPDES storm water permits, for applicable facilities to conduct operations.

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal Effluent Limitation Guidelines (ELG) for steam electric power generating stations under the Clean Water Act. The ELG set effluent limits and prescribed best available control technology for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water (BATW) and coal combustion landfill leachate. On October 13, 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems and limited discharge for maintaining system water balance. The rule set technology standards and numerical pollutant limits for discharges of BATW and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2025, or December 31, 2028, in some specific cases.

On March 29, 2023, the EPA published a proposed new ELG rule in the Federal Register to update the 2020 ELGs. In the proposed rule, the EPA is revising ELGs for existing sources, including establishing zero discharge limitations for BATW and FGD wastewater; new limits for combustion residual leachate; and allowing states to set discharge limits for legacy wastewater in surface impoundments. The rule proposes to maintain exemptions for units permanently ceasing coal combustion by 2028 and adds a new subcategory for units that have already complied with either the 2015 or 2020 ELG rules and which will retire by 2032. The EPA plans to publish a final ELG rule in April 2024.

ALLETE, Inc. 2023 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

ELG revisions are not expected to have a significant impact on Minnesota Power operations. Boswell, where these ELGs are applicable, completed conversion to dry bottom ash handling and installed a FGD dewatering system in September 2022. The dry conversion projects eliminated bottom ash transport water and minimized wastewater from the FGD system. Re-use and onsite consumption are planned for the remaining BATW and FGD waste stream and for dewatering legacy wastewater from Boswell’s existing impoundments. The EPA’s reconsideration of legacy wastewater and leachate discharge requirements has the potential to impact dewatering associated with the closed impoundment at Laskin and the closed Taconite Harbor dry ash landfill.

At this time, we estimate no additional material compliance costs for ELG, BATW and FGD requirements. Compliance costs we might incur related to other ELG waste streams (e.g., leachate) or other potential future water discharge regulations at Minnesota Power facilities cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

The federal Clean Water Act requires the MPCA to update the state's impaired water list every two years. Beginning in 2021 through the latest draft proposed on November 14, 2023, this list now includes Minnesota lakes and streams identified as wild rice waters that are listed for sulfate impairment. The list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time, we are unable to determine the specific impacts these developments may have on Minnesota Power operations or its customers, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Solid and Hazardous Waste. The Resource Conservation and Recovery Act (RCRA) regulates the management and disposal of solid and hazardous wastes. Minnesota Power is required to notify the EPA of hazardous waste activity and routinely submit reports to the EPA.

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

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published a final rule (2015 Rule) regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule included requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to be incurred primarily over the next 12 years and be between approximately $65 million and $120 million. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Minnesota Power continues to work on minimizing compliance costs through evaluation of beneficial re-use and recycling of CCR. In 2018, a U.S. District Court for the District of Columbia decision vacated specific provisions of the CCR rule, which resulted in a change to the status of several existing clay-lined impoundments at Boswell being considered unlined. In September 2020, the EPA finalized the CCR Part A Rule, which required all unlined impoundments to cease disposal and initiate closure. Upon completion of dry ash conversion activities, Boswell ceased disposal in both impoundments in September 2022. Both impoundments are now inactive and have initiated closure.

ALLETE, Inc. 2023 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On May 17, 2023, the EPA released a proposed rule for CCR legacy surface impoundments. The proposal expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units, which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The proposed rule was published in the Federal Register on May 18, 2023. The EPA is proposing to require that generating facilities evaluate and identify all past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. A final rule is expected in April 2024. This rule has the potential to impact Boswell and Laskin. Compliance costs for Minnesota Power facilities cannot be estimated at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Additionally, the EPA released a proposed CCR Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials. The final Part B rule expected in late 2024. The final CCR federal permit rule is expected in the first half of 2026. The final federal permit rule will finalize procedures for implementing a CCR federal permit program.

Other Environmental Matters

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of December 31, 2023, we have recorded a liability of $1 million for remediation costs at this site. SWL&P has recorded remediation costs for the site as an associated regulatory asset as we expect recovery of these remediation costs to be allowed by the PSCW.

Other Matters

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of December 31, 2023, we had $149.8 million of outstanding letters of credit issued, including those issued under our revolving credit facility. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

Regulated Operations. As of December 31, 2023, we had $24.2 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO, the NDPSC and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2024 and 2039. As of December 31, 2023, ALLETE Clean Energy has $91.6 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs.

Corporate and Other.

BNI Energy. As of December 31, 2023, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of December 31, 2023, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to our portion of the security requirements relative to our ownership in Nobles 2.

ALLETE, Inc. 2023 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

South Shore Energy. As of December 31, 2023, South Shore Energy had $23.9 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

ALLETE Properties. As of December 31, 2023, ALLETE Properties had surety bonds outstanding to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

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

As of December 31, 2023, we owned 33 percent of the assessable land in the Town Center District (42 percent as of December 31, 2022). As of December 31, 2023, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $0.7 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

ALLETE, Inc. 2023 Form 10-K

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2020	52,085	$1,460.9
Employee Stock Purchase Plan	17	0.8
Invest Direct	263	17.5
Share-Based Compensation	73	6.5
Equity Issuance Program	782	51.0
Balance as of December 31, 2021	53,220	1,536.7
Employee Stock Purchase Plan	11	0.9
Invest Direct	244	14.9
Share-Based Compensation	82	5.3
Equity Issuance	3,680	223.7
Balance as of December 31, 2022	57,237	1,781.5
Employee Stock Purchase Plan	16	0.8
Invest Direct	232	13.3
Share-Based Compensation	76	8.1
Balance as of December 31, 2023	57,561	$1,803.7

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.1 million shares remain available for issuance as of December 31, 2023. For the year ended December 31, 2023, no shares of common stock were issued under this agreement (none in 2022; 0.8 million for net proceeds of $51.0 million in 2021). On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2023
Net Income Attributable to ALLETE	$247.1		$247.1
Average Common Shares	57.3	0.1	57.4
Earnings Per Share	$4.31		$4.30
2022
Net Income Attributable to ALLETE	$189.3		$189.3
Average Common Shares	55.9	0.1	56.0
Earnings Per Share	$3.38		$3.38
2021
Net Income Attributable to ALLETE	$169.2		$169.2
Average Common Shares	52.4	0.1	52.5
Earnings Per Share	$3.23		$3.23

ALLETE, Inc. 2023 Form 10-K

NOTE 11. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2023	2022	2021
Millions
Current Income Tax Expense (a)
Federal	$9.4	$1.2	—
State	0.9	6.1	—
Total Current Income Tax Expense	$10.3	$7.3	—
Deferred Income Tax Expense (Benefit)
Federal (b)	$(6.0)	$(32.8)	$(37.2)
State (c)	24.0	(5.2)	10.8
Investment Tax Credit Amortization	(0.4)	(0.5)	(0.5)
Total Deferred Income Tax Expense (Benefit)	$17.6	$(38.5)	$(26.9)
Total Income Tax Expense (Benefit)	$27.9	$(31.2)	$(26.9)
(a)For the years ended December 31, 2023 and 2022, the federal current tax expense was partially offset by production tax credits and NOLs. For the year ended December 31, 2021, the federal and state current tax expense was minimal due to NOLs.
(b)For the year ended December 31, 2023, the federal deferred income tax benefit was due to tax credits, partially offset by deferred partnership income. For the years ended December 31, 2022 and 2021, the federal deferred income tax benefit is primarily due to production tax credits.
(c)For the year ended December 31, 2022, the state impact includes the benefit of deferred repricing as a result of the New Energy acquisition.

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2023	2022	2021
Millions
Income Before Non-Controlling Interest and Income Taxes	$206.8	$100.1	$110.9
Statutory Federal Income Tax Rate	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$43.4	$21.0	$23.3
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	19.7	8.6	8.6
Deferred Revaluation – Net of Federal Income Tax Benefit	—	(7.9)	—
Production Tax Credits (a)	(31.6)	(50.7)	(53.5)
Investment Tax Credits (a)	(5.8)	(4.1)	—
Regulatory Differences – Excess Deferred Tax Benefit	(9.9)	(9.1)	(9.5)
Non-Controlling Interest	13.3	11.2	6.3
AFUDC - Equity	(1.3)	(1.1)	(1.0)
Other	0.1	0.9	(1.1)
Total Income Tax Expense (Benefit)	$27.9	$(31.2)	$(26.9)
(a)For the year ended December 31, 2023, the credits are presented net of any estimated discount on the sale of certain credits.

The effective tax rate was an expense of 13.5 percent for 2023 (benefit of 31.2 percent for 2022; benefit of 24.3 percent for 2021). The 2023, 2022 and 2021 effective tax rates were primarily impacted by production tax credits and non-controlling interests in subsidiaries.

ALLETE, Inc. 2023 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued)

Deferred Income Tax Assets and Liabilities
As of December 31	2023	2022
Millions
Deferred Income Tax Assets
Employee Benefits and Compensation	$29.3	$46.4
Property-Related	58.1	61.9
NOL Carryforwards	13.0	16.7
Capital Loss Carryforwards	2.1	13.1
Tax Credit Carryforwards	557.4	548.7
Power Sales Agreements	9.0	13.7
Regulatory Liabilities	89.0	95.5
Other	8.7	28.1
Gross Deferred Income Tax Assets	766.6	824.1
Deferred Income Tax Asset Valuation Allowance	(58.0)	(60.2)
Total Deferred Income Tax Assets	$708.6	$763.9
Deferred Income Tax Liabilities
Deferred Gain	$7.9	$7.9
Property-Related	632.0	661.7
Regulatory Asset for Benefit Obligations	48.1	57.7
Unamortized Investment Tax Credits	29.6	30.0
Partnership Basis Differences	156.5	126.0
Fuel Adjustment Clause	1.9	10.7
Regulatory Assets	25.3	28.0
Total Deferred Income Tax Liabilities	$901.3	$922.0
Net Deferred Income Taxes (a)	$192.7	$158.1
(a)Recorded as a net Deferred Income Tax liability on the Consolidated Balance Sheet.

NOL and Tax Credit Carryforwards
As of December 31	2023	2022
Millions
Federal Tax Credit Carryforwards	$480.4	$464.5
Federal Capital Loss Carryforwards (a)	—	$35.1
State NOL Carryforwards (a)	$280.9	$323.0
State Tax Credit Carryforwards (b)	$21.5	$24.5
State Capital Loss Carryforwards (a)	—	$83.2
(a)Pre-tax amounts; state NOL carryforwards net of a $10.5 million valuation allowance and state capital loss carryforwards net of a $58.7 million valuation allowance.
(b)Net of a $55.4 million valuation allowance as of December 31, 2023 ($59.6 million as of December 31, 2022).

The federal tax credit carryforward periods expire between 2034 and 2043. We expect to fully utilize the tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2023. The apportioned state NOL, capital loss and tax credit carryforward periods expire between 2024 and 2045. We have established a valuation allowance against certain state NOL, capital loss and tax credits that we do not expect to utilize before their expiration.

ALLETE, Inc. 2023 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued)

Gross Unrecognized Income Tax Benefits	2023	2022	2021
Millions
Balance at January 1	$1.3	$1.3	$1.4
Reductions for Tax Positions Related to Prior Years	(0.2)	—	(0.1)
Balance as of December 31	$1.1	$1.3	$1.3

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized, would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2023, included $0.6 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2023, we had accrued interest of $0.1 million (none as of December 31, 2022, and 2021) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2023, 2022 and 2021. There were no penalties recognized in 2023, 2022 or 2021. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the state of Minnesota for the tax years 2020 through 2022. ALLETE has no open federal audits, and is no longer subject to federal examination for years before 2020 or state examination for years before 2019. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 2016. The plans provide defined benefits based on years of service and final average pay. We made $17.3 million in cash contributions to the plan trusts in 2023 (none in 2022; $10.3 million in 2021). We also have a defined contribution RSOP covering substantially all employees. The 2023 plan year employer contributions totaled $13.7 million ($12.0 million for the 2022 plan year; $11.5 million for the 2021 plan year). (See Note 10. Common Stock and Earnings Per Share and Note 13. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan was frozen in 2018, and does not allow further crediting of service or earnings to the plan. Further, it is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants, and the SWL&P union defined benefit pension plan was closed to new participants effective February 1, 2022.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, the postretirement health care plan was closed to employees hired after January 2011, and the eligibility requirements were amended. The postretirement life plan was amended in 2014 to close the plan to non-union employees retiring after 2015, and in 2018, the plan was amended to limit the benefit level for union employees retiring after 2018. In 2023, the postretirement health care plan was amended to change the company contribution to an annual stipend for certain retirees. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2023, no contributions were made to the VEBAs (none in 2022; none in 2021) and no contributions were made to the grantor trusts (none in 2022; none in 2021).

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 12, 2024, we contributed $25.0 million in cash to the defined benefit pension plans, and expect to make $2.0 million in additional cash contributions to the defined benefit pension plans in 2024. We do not expect to make any contributions to the defined benefit postretirement health and life plans in 2024.

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

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Pension Obligation and Funded Status
As of December 31	2023	2022
Millions
Accumulated Benefit Obligation	$729.5	$724.5
Change in Benefit Obligation
Obligation, Beginning of Year	$739.7	$911.7
Service Cost	6.5	9.3
Interest Cost	40.5	27.2
Plan Amendments	—	0.8
Actuarial (Gain) Loss (a)	13.9	(160.6)
Benefits Paid	(60.9)	(58.9)
Participant Contributions	6.6	10.2
Obligation, End of Year	$746.3	$739.7
Change in Plan Assets
Fair Value, Beginning of Year	$568.6	$745.7
Actual Return on Plan Assets	55.1	(130.5)
Employer Contribution (b)	26.2	12.3
Benefits Paid	(60.9)	(58.9)
Fair Value, End of Year	$589.0	$568.6
Funded Status, End of Year	$(157.3)	$(171.1)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(2.1)	$(2.1)
Non-Current Liabilities	$(155.2)	$(169.0)
(a)    Actuarial gain in 2022 was primarily the result of increases in discount rates.
(b)    Includes Participant Contributions noted above, any contributions made by the Company to pension plan trusts and any direct benefit payments made under certain plans.

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist of a net loss of $256.9 million as of December 31, 2023 (net loss of $260.2 million and prior service credit of $0.1 million as of December 31, 2022.

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2023	2022
Millions
Net Loss	$(256.9)	$(260.2)
Prior Service Credit	—	0.1
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	99.6	89.0
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(157.3)	$(171.1)

Components of Net Periodic Pension Cost
Year Ended December 31	2023	2022	2021
Millions
Service Cost	$6.5	$9.3	$11.0
Non-Service Cost Components (a)
Interest Cost	40.5	27.2	24.6
Expected Return on Plan Assets	(43.8)	(41.5)	(43.4)
Amortization of Loss	5.8	11.4	18.8
Amortization of Prior Service Credit	(0.1)	(0.1)	(0.2)
Net Pension Cost	$8.9	$6.3	$10.8
(a)These components of net periodic pension cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2023	2022
Millions
Net Loss	$2.5	$11.4
Amortization of Prior Service Credit	0.1	0.1
Prior Service Credit Arising During the Period	—	0.8
Amortization of Loss	(5.7)	(11.4)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(3.1)	$0.9

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2023	2022
Millions
Projected Benefit Obligation	$746.3	$739.7
Accumulated Benefit Obligation	$729.5	$724.5
Fair Value of Plan Assets	$589.0	$568.6

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2023	2022
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$110.4	$148.2
Service Cost	2.0	3.0
Interest Cost	5.6	4.4
Actuarial Gain (a)	(9.3)	(38.7)
Benefits Paid	(8.1)	(9.2)
Participant Contributions	2.4	2.7
Plan Amendments (b)	(29.1)	—
Obligation, End of Year	$73.9	$110.4
Change in Plan Assets
Fair Value, Beginning of Year	$162.6	$201.8
Actual Return on Plan Assets	20.3	(33.0)
Employer Contribution (Withdrawal)	(3.4)	0.3
Participant Contributions	2.4	2.7
Benefits Paid	(8.1)	(9.2)
Fair Value, End of Year	$173.8	$162.6
Funded Status, End of Year	$99.9	$52.2

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$106.3	$58.8
Current Liabilities	$(0.2)	$(0.2)
Non-Current Liabilities	$(6.2)	$(6.4)
(a)Actuarial gain in 2022 was primarily the result of increases in discount rates.
(b)In 2023, the postretirement health care plan was amended to change the company contribution to an annual stipend for certain retirees.

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $12.8 million in irrevocable grantor trusts included in Other Non-Current Assets on the Consolidated Balance Sheet as of December 31, 2023 ($11.8 million as of December 31, 2022).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2023	2022
Millions
Net Gain	$(24.8)	$(9.2)
Prior Service Credit	(33.8)	(13.2)
Total Unrecognized Postretirement Health and Life Cost	$(58.6)	$(22.4)

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2023	2022
Millions
Net Gain (a)	$24.8	$9.2
Prior Service Credit	33.8	13.2
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	41.3	29.8
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$99.9	$52.2
(a)Excludes gains, losses and contributions associated with irrevocable grantor trusts.

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2023	2022	2021
Millions
Service Cost	$2.0	$3.0	$3.6
Non-Service Cost Components (a)
Interest Cost	5.6	4.4	4.4
Expected Return on Plan Assets	(11.4)	(9.6)	(9.9)
Amortization of (Gain) Loss	(2.7)	0.4	3.0
Amortization of Prior Service Credit	(8.5)	(7.5)	(7.6)
Net Postretirement Health and Life Credit	$(15.0)	$(9.3)	$(6.5)
(a)These components of net periodic postretirement health and life cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2023	2022
Millions
Net (Gain) Loss	$(18.3)	$3.9
Prior Service Credit Arising During the Period	(29.1)	—
Amortization of Prior Service Credit	8.4	7.5
Amortization of Gain (Loss)	2.7	(0.4)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(36.3)	$11.0

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2024	$58.4	$6.3
2025	$58.1	$6.2
2026	$57.5	$6.1
2027	$57.2	$6.1
2028	$56.9	$6.0
Years 2029 – 2033	$272.6	$30.0

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Weighted Average Assumptions Used to Determine Benefit Obligation
As of December 31	2023	2022
Discount Rate
Pension	5.39%	5.70%
Postretirement Health and Life	5.42%	5.68%
Rate of Compensation Increase	3.52%	3.58%
Health Care Trend Rates
Trend Rate	7.00%	6.50%
Ultimate Trend Rate	5.00%	5.00%
Year Ultimate Trend Rate Effective	2038	2038

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2023	2022	2021
Discount Rate
Pension	5.70%	3.28%	2.87%
Postretirement Health and Life	5.89%	3.09%	2.70%
Expected Long-Term Return on Plan Assets
Pension	6.83%	6.00%	6.50%
Postretirement Health and Life	6.33%	5.41%	5.85%
Rate of Compensation Increase	3.58%	3.58%	3.62%

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2023, considered a modified PRI-2012 mortality table and MP-2021 mortality projection scale.

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2023	2022	2023	2022
Equity Securities	57%	46%	67%	66%
Fixed Income Securities	40%	50%	33%	34%
Real Estate	3%	4%	—	—
	100%	100%	100%	100%
(a)Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2023 (no shares as of December 31, 2022).

The defined benefit pension plans have adopted a dynamic asset allocation strategy (glide path) that increases the invested allocation to fixed income assets as the funding level of the plan increases to better match the sensitivity of the plan’s assets and liabilities to changes in interest rates. This is expected to reduce the volatility of reported pension plan expenses. The postretirement health and life plans’ assets are diversified to achieve strong returns within managed risk. Equity securities are diversified among domestic companies with large, mid and small market capitalization, as well as investments in international companies. The majority of debt securities are made up of investment grade bonds.

Following are the current targeted allocations as of December 31, 2023:

Plan Asset Target Allocations	Pension	Postretirement Health and Life (a)
Equity Securities	55%	65%
Fixed Income Securities	41%	35%
Real Estate	4%	—
	100%	100%
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

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Pension Fair Value

	Fair Value as of December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$83.7	—	$83.7
U.S. Mid-cap Growth (a)	—	69.9	—	69.9
U.S. Small-cap (a)	—	46.5	—	46.5
International	$134.6	—	—	134.6
Fixed Income Securities (a)	—	215.0	—	215.0
Cash and Cash Equivalents	20.4	—	—	20.4
Real Estate	—	—	$18.9	18.9
Total Fair Value of Assets	$155.0	$415.1	$18.9	$589.0
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

Recurring Fair Value Measures
Activity in Level 3	Real Estate
Millions
Balance as of December 31, 2022	$22.4
Actual Return on Plan Assets	(3.1)
Purchases, Sales, and Settlements – Net	(0.4)
Balance as of December 31, 2023	$18.9

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	—	$61.2	—	$61.2
U.S. Mid-cap Growth (a)	—	40.0	—	40.0
U.S. Small-cap (a)	—	35.4	—	35.4
International	$127.0	—	—	127.0
Fixed Income Securities (a)	—	275.3	—	275.3
Cash and Cash Equivalents	7.3	—	—	7.3
Real Estate	—	—	$22.4	22.4
Total Fair Value of Assets	$134.3	$411.9	$22.4	$568.6
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

ALLETE, Inc. 2023 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)
Fair Value (Continued)

Recurring Fair Value Measures
Activity in Level 3	Real Estate
Millions
Balance as of December 31, 2021	$21.6
Actual Return on Plan Assets	1.0
Purchases, Sales, and Settlements – Net	(0.2)
Balance as of December 31, 2022	$22.4

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$30.0	—	—	$30.0
U.S. Mid-cap Growth	28.7	—	—	28.7
U.S. Small-cap	14.9	—	—	14.9
International	41.9	—	—	41.9
Fixed Income Securities:
Mutual Funds	55.1	—	—	55.1
Cash and Cash Equivalents	3.2	—	—	3.2
Total Fair Value of Assets	$173.8	—	—	$173.8
(a)The underlying investments consist of mutual funds (Level 1).

	Fair Value as of December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$26.7	—	—	$26.7
U.S. Mid-cap Growth	25.5	—	—	25.5
U.S. Small-cap	12.7	—	—	12.7
International	41.5	—	—	41.5
Fixed Income Securities:
Mutual Funds	55.5	—	—	55.5
Cash and Cash Equivalents	0.7	—	—	0.7
Total Fair Value of Assets	$162.6	—	—	$162.6
(a)The underlying investments consist of mutual funds (Level 1).

ALLETE, Inc. 2023 Form 10-K

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

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP employer allocations are funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. We record compensation expense equal to the cash or current market price of stock contributed. ESOP compensation expense was $13.7 million in 2023 ($12.0 million in 2022; $11.5 million in 2021).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. All ESOP shares have been allocated to participants as of December 31, 2023, 2022 and 2021.

Stock-Based Compensation.

Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 0.7 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.6 million of these shares remain available for issuance as of December 31, 2023.

ALLETE, Inc. 2023 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

The following types of share-based awards were outstanding in 2023, 2022 or 2021:

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

The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2023	2022	2021
Millions
Performance Shares	$3.1	$0.7	$2.0
Restricted Stock Units	0.8	0.9	1.0
Total Share-Based Compensation Expense	$3.9	$1.6	$3.0
Income Tax Benefit	$1.1	$0.5	$0.9

There were no capitalized share-based compensation costs during the years ended December 31, 2023, 2022 or 2021.

As of December 31, 2023, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $2.6 million and $0.8 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years and 1.7 years, respectively.

ALLETE, Inc. 2023 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	60,489	$69.62	80,661	$75.80	85,284	$80.73
Granted (a)	54,039	$63.50	37,731	$67.22	33,304	$73.25
Awarded	—	—	—	—	—	—
Unearned Grant Award	—	—	(50,524)	$77.49	(33,375)	$86.09
Forfeited	(3,030)	$67.60	(7,379)	$71.00	(4,552)	$74.05
Non-vested as of December 31	111,498	$66.71	60,489	$69.62	80,661	$75.80
(a)    Shares granted include accrued dividends.

There were approximately 61,900 performance shares granted in January 2024 for the three-year performance period ending in 2026. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $4.0 million. There were approximately 46,700 performance shares awarded in February 2024. The grant date fair value of the shares awarded was $3.3 million.

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2023		2022		2021
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	33,564	$68.80	28,141	$73.16	37,482	$77.64
Granted (a)	21,200	$61.16	15,477	$63.70	16,251	$64.97
Awarded	(9,631)	$81.91	(7,396)	$75.55	(23,631)	$74.53
Forfeited	(1,389)	$63.46	(2,658)	$66.44	(1,961)	$74.52
Available as of December 31	43,744	$62.38	33,564	$68.80	28,141	$73.16
(a)    Shares granted include accrued dividends.

There were approximately 24,300 restricted stock units granted in January 2024 for the vesting period ending in 2026. The grant date fair value of the restricted stock units granted was $1.4 million. There were approximately 11,200 restricted stock units awarded in February 2024. The grant date fair value of the shares awarded was $0.7 million.

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
ALLETE, Inc. 2023 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2023	2022	2021
Millions
Operating Revenue
Residential	$165.7	$175.9	$160.8
Commercial	184.6	187.2	168.6
Municipal	33.4	40.2	52.0
Industrial	593.6	589.0	565.5
Other Power Suppliers	146.1	165.8	168.7
Other	114.9	101.2	112.3
Total Regulated Operations	1,238.3	1,259.3	1,227.9

ALLETE Clean Energy
Long-term PSA	65.0	77.2	75.5
Sale of Wind Energy Facilities	348.4	33.5	—
Other	5.1	7.6	11.4
Total ALLETE Clean Energy	418.5	118.3	86.9

Corporate and Other
Long-term Contract	101.2	89.2	84.4
Sale of Renewable Development Projects	92.5	73.9	—
Other	29.3	30.0	20.0
Total Corporate and Other	223.0	193.1	104.4
Total Operating Revenue	$1,879.8	$1,570.7	$1,419.2
Net Income Attributable to ALLETE (a)
Regulated Operations	$147.2	$149.9	$129.1
ALLETE Clean Energy (b)	71.7	16.3	26.3
Corporate and Other (c)(d)	28.2	23.1	13.8
Total Net Income Attributable to ALLETE	$247.1	$189.3	$169.2
(a)    Includes interest expense and interest income resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.
(b)    Net income in 2023 includes a $44.3 million after-tax gain recognized for a favorable arbitration ruling. (See Note 9. Commitments, Guarantees and Contingencies.)
(c)    Net Income in 2022 includes a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition and $2.7 million after-tax of transaction costs related to the acquisition of New Energy.
(d)    In 2021, South Shore Energy sold a portion of its undivided ownership interest in NTEC to Basin. The closing of the transaction resulted in the recognition of an approximately $8.5 million after-tax gain which is reflected in Corporate and Other. (See Note 1. Operations and Significant Accounting Policies.)

ALLETE, Inc. 2023 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2023	2022	2021
Millions
Depreciation and Amortization
Regulated Operations	$179.2	$171.9	$170.7
ALLETE Clean Energy	57.5	58.6	49.2
Corporate and Other	15.1	11.7	11.8
Total Depreciation and Amortization	$251.8	$242.2	$231.7
Interest Expense (a)
Regulated Operations	$63.9	$58.1	$57.3
ALLETE Clean Energy	0.8	2.3	1.5
Corporate and Other	22.5	19.6	13.2
Eliminations	(6.4)	(4.8)	(2.9)
Total Interest Expense	$80.8	$75.2	$69.1
Equity Earnings
Regulated Operations	$23.1	$19.3	$21.3
Corporate and Other	(1.4)	(0.6)	(1.3)
Total Equity Earnings	$21.7	$18.7	$20.0
Income Tax Expense (Benefit)
Regulated Operations	$22.4	$(10.4)	$(16.6)
ALLETE Clean Energy	2.7	(15.4)	(16.6)
Corporate and Other	2.8	(5.4)	6.3
Total Income Tax Expense (Benefit)	$27.9	$(31.2)	$(26.9)
(a)    Includes interest expense resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.

As of December 31	2023	2022
Millions
Assets
Regulated Operations	$4,335.0	$4,291.4
ALLETE Clean Energy	1,594.1	1,873.3
Corporate and Other	727.3	680.9
Total Assets	$6,656.4	$6,845.6
Capital Expenditures
Regulated Operations	$236.3	$158.3
ALLETE Clean Energy	(5.3)	2.2
Corporate and Other	25.0	47.6
Total Capital Expenditures	$256.0	$208.1

ALLETE, Inc. 2023 Form 10-K

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2023
Operating Revenue	$564.9	$533.4	$378.8	$402.7
Operating Income	$48.3	$53.5	$36.0	$43.1
Net Income Attributable to ALLETE	$58.2	$51.5	$85.9	$51.5
Earnings Per Share of Common Stock
Basic	$1.02	$0.90	$1.50	$0.89
Diluted	$1.02	$0.90	$1.49	$0.89
2022
Operating Revenue	$383.5	$373.1	$388.3	$425.8
Operating Income	$53.4	$13.7	$33.4	$33.7
Net Income Attributable to ALLETE	$66.3	$37.6	$33.7	$51.7
Earnings Per Share of Common Stock
Basic	$1.24	$0.67	$0.59	$0.90
Diluted	$1.24	$0.67	$0.59	$0.90
2021
Operating Revenue	$339.2	$335.6	$345.4	$399.0
Operating Income	$42.0	$28.2	$31.1	$50.0
Net Income Attributable to ALLETE	$51.8	$27.9	$27.6	$61.9
Earnings Per Share of Common Stock
Basic	$0.99	$0.53	$0.53	$1.18
Diluted	$0.99	$0.53	$0.53	$1.18

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2021 Trade Accounts Receivable	$2.5	$1.2	—	$1.9	$1.8
2022 Trade Accounts Receivable	$1.8	$1.9	—	$2.1	$1.6
2023 Trade Accounts Receivable	$1.6	$1.3	—	$1.3	$1.6
Deferred Asset Valuation Allowance
2021 Deferred Tax Assets	$69.9	$(0.9)	—	—	$69.0
2022 Deferred Tax Assets	$69.0	$(8.8)	—	—	$60.2
2023 Deferred Tax Assets	$60.2	$(2.2)	—	—	$58.0
(a)    Includes uncollectible accounts written-off.
ALLETE, Inc. 2023 Form 10-K