Form 10-Q
period 2024-03-31
ALLETE INC
filed 2024-05-09
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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

Common Stock, without par value,
57,666,069 shares outstanding
as of March 31, 2024

ALLETE, Inc. First Quarter 2024 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
Alloy Merger Sub	Alloy Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Alloy Parent.
Alloy Parent	Alloy Parent LLC, a Delaware limited liability company which, upon closing, will be jointly owned by a wholly owned subsidiary of Canada Pension Plan Investment Board and affiliates of investment vehicles affiliated with one or more funds, accounts, or other entities managed or advised by Global Infrastructure Management, LLC.
ATC	American Transmission Company LLC
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Caddo	ALLETE Clean Energy’s Caddo Wind Energy Facility
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Diamond Spring	ALLETE Clean Energy’s Diamond Spring Wind Energy Facility
ECO	Energy Conservation and Optimization Plan
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
HVDC	High-Voltage Direct-Current
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Merger	Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE (the “Merger”), with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent.
Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2024, by and among ALLETE, Alloy Parent, and Alloy Merger Sub.
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
ALLETE, Inc. First Quarter 2024 Form 10-Q

Abbreviation or Acronym	Term
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nippon Steel	Nippon Steel Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Sofidel	The Sofidel Group
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. First Quarter 2024 Form 10-Q

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
•the success of efforts to realize value from, invest in, and develop new opportunities;
•the risk that Alloy Parent or ALLETE may be unable to obtain governmental and regulatory approvals required for the Merger, or that required governmental and regulatory approvals or agreements with other parties interested therein may delay the Merger, may subject the Merger to or impose adverse conditions or costs or may cause the parties to abandon the Merger; and
•that the announcement and pendency of the Merger, during which the Company is subject to certain operating restrictions, could have an adverse effect on the Company’s businesses, results of operations, financial condition or cash flows.

ALLETE, Inc. First Quarter 2024 Form 10-Q

Forward-Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2023 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. First Quarter 2024 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2024	December 31, 2023
Millions
Assets
Current Assets
Cash and Cash Equivalents	$32.0	$71.9
Accounts Receivable (Less Allowance of $1.7 and $1.6)	142.2	137.2
Inventories – Net	182.7	175.4
Prepayments and Other	76.3	83.6
Total Current Assets	433.2	468.1
Property, Plant and Equipment – Net	5,009.1	5,013.4
Regulatory Assets	409.0	425.4
Equity Investments	333.1	331.2
Goodwill and Intangible Assets – Net	155.4	155.4
Other Non-Current Assets	264.8	262.9
Total Assets	$6,604.6	$6,656.4
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$84.2	$102.2
Accrued Taxes	62.9	51.0
Accrued Interest	16.3	21.1
Long-Term Debt Due Within One Year	17.2	111.4
Other	80.2	91.9
Total Current Liabilities	260.8	377.6
Long-Term Debt	1,772.4	1,679.9
Deferred Income Taxes	195.0	192.7
Regulatory Liabilities	564.0	574.0
Defined Benefit Pension and Other Postretirement Benefit Plans	135.4	160.8
Other Non-Current Liabilities	268.0	264.3
Total Liabilities	3,195.6	3,249.3
Commitments, Guarantees and Contingencies (Note 6)
Redeemable Non-Controlling Interest	0.5	0.5
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.7 and 57.6 Shares Issued and Outstanding	1,807.4	1,803.7
Accumulated Other Comprehensive Loss	(20.9)	(20.5)
Retained Earnings	1,036.5	1,026.4
Total ALLETE Equity	2,823.0	2,809.6
Non-Controlling Interest in Subsidiaries	585.5	597.0
Total Equity	3,408.5	3,406.6
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$6,604.6	$6,656.4
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$338.3	$312.6
Contracts with Customers – Non-utility	63.7	251.0
Other – Non-utility	1.3	1.3
Total Operating Revenue	403.3	564.9
Operating Expenses
Fuel, Purchased Power and Gas – Utility	133.5	118.6
Transmission Services – Utility	22.7	20.1
Cost of Sales – Non-utility	24.4	210.5
Operating and Maintenance	91.7	85.7
Depreciation and Amortization	65.0	62.3
Taxes Other than Income Taxes	18.7	19.4
Total Operating Expenses	356.0	516.6
Operating Income	47.3	48.3
Other Income (Expense)
Interest Expense	(20.4)	(19.3)
Equity Earnings	5.5	6.0
Other	8.6	4.1
Total Other Expense	(6.3)	(9.2)
Income Before Income Taxes	41.0	39.1
Income Tax Expense	4.0	1.5
Net Income	37.0	37.6
Net Loss Attributable to Non-Controlling Interest	(13.7)	(20.6)
Net Income Attributable to ALLETE	$50.7	$58.2
Average Shares of Common Stock
Basic	57.6	57.3
Diluted	57.7	57.3
Basic Earnings Per Share of Common Stock	$0.88	$1.02
Diluted Earnings Per Share of Common Stock	$0.88	$1.02
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Millions
Net Income	$37.0	$37.6
Other Comprehensive Income (Loss)
Unrealized Gain on Securities
Net of Income Tax Expense of $– and $0.1	—	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense of $0.1 and $–	(0.4)	—
Total Other Comprehensive Income (Loss)	(0.4)	0.1
Total Comprehensive Income	36.6	37.7
Net Loss Attributable to Non-Controlling Interest	(13.7)	(20.6)
Total Comprehensive Income Attributable to ALLETE	$50.3	$58.3
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Millions
Operating Activities
Net Income	$37.0	$37.6
Adjustments to Reconcile Net Income to Cash provided by (used in) Operating Activities:
AFUDC – Equity	(1.2)	(0.5)
Loss (Income) on Investments and Property, Plant and Equipment	(0.5)	0.4
Depreciation Expense	65.0	62.3
Amortization of PSAs	(1.3)	(1.3)
Amortization of Other Intangible Assets and Other Assets	1.6	1.9
Deferred Income Tax Benefit	(2.9)	(6.3)
Share-Based and ESOP Compensation Expense	1.7	0.8
Defined Benefit Pension and Other Postretirement Plan Benefit	(3.4)	(0.8)
Fuel Adjustment Clause	4.9	15.3
Bad Debt Expense	0.3	0.3
Provision for Interim Rate Refund	5.5	5.1
Changes in Operating Assets and Liabilities
Accounts Receivable	(5.5)	17.3
Inventories	(7.3)	109.0
Prepayments and Other	6.7	11.0
Accounts Payable	(10.4)	(10.7)
Other Current Liabilities	(19.8)	(142.2)
Cash Contributions to Defined Benefit Pension Plans	(25.0)	(6.5)
Changes in Regulatory and Other Non-Current Assets	9.1	(0.7)
Changes in Regulatory and Other Non-Current Liabilities	5.6	0.4
Cash provided by Operating Activities	60.1	92.4
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.4	—
Payments for Purchase of Available-for-sale Securities	(1.5)	—
Payments for Equity Method Investments	(1.6)	(0.8)
Additions to Property, Plant and Equipment	(60.6)	(70.0)
Other Investing Activities	1.5	(3.9)
Cash used in Investing Activities	(60.8)	(74.7)
Financing Activities
Proceeds from Issuance of Common Stock	2.0	3.3
Proceeds from Issuance of Short-Term and Long-Term Debt	156.0	238.5
Repayments of Short-Term and Long-Term Debt	(158.0)	(227.8)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	2.7	6.7
Distributions to Non-Controlling Interest	(0.5)	(0.3)
Dividends on Common Stock	(40.6)	(38.8)
Other Financing Activities	—	0.1
Cash used in Financing Activities	(38.4)	(18.3)
Change in Cash, Cash Equivalents and Restricted Cash	(39.1)	(0.6)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.4	40.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$40.3	$39.6
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Three Months Ended
	March 31,
	2024	2023
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,803.7	$1,781.5
Common Stock Issued	3.7	4.1
Balance, End of Period	1,807.4	1,785.6

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(20.5)	(24.4)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain on Debt Securities	—	0.1
Defined Benefit Pension and Other Postretirement Plans	(0.4)	—
Balance, End of Period	(20.9)	(24.3)

Retained Earnings
Balance, Beginning of Period	1,026.4	934.8
Net Income Attributable to ALLETE	50.7	58.2
Common Stock Dividends	(40.6)	(38.8)
Balance, End of Period	1,036.5	954.2

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	597.0	656.4
Proceeds from Non-Controlling Interest in Subsidiaries – Net	—	6.7
Net Loss Attributable to Non-Controlling Interest	(11.0)	(20.6)
Distributions to Non-Controlling Interest	(0.5)	(0.3)
Balance, End of Period	585.5	642.2

Total Equity	$3,408.5	$3,357.7

Redeemable Non-Controlling Interest
Balance, Beginning of Period	$0.5	—
Proceeds from Non-Controlling Interest in Subsidiaries	2.7	—
Net Loss Attributable to Non-Controlling Interest	(2.7)	—
Total Redeemable Non-Controlling Interest	$0.5	—

Dividends Per Share of Common Stock	$0.705	$0.6775
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements pursuant to such rules and regulations. Similarly, the December 31, 2023, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2024, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. For further information, refer to the Consolidated Financial Statements and notes included in our 2023 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Subsequent Event – Agreement and Plan of Merger.)

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2024, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Millions
Cash and Cash Equivalents	$32.0	$71.9	$29.9	$36.4
Restricted Cash included in Prepayments and Other	5.9	5.1	7.4	1.5
Restricted Cash included in Other Non-Current Assets	2.4	2.4	2.3	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$40.3	$79.4	$39.6	$40.2

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2024	December 31, 2023
Millions
Fuel (a)	$30.2	$27.2
Materials and Supplies	119.0	115.7
Renewable Energy Facilities Under Development (b)	33.5	32.5
Total Inventories – Net	$182.7	$175.4
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of March 31, 2024, consists primarily of project costs related to renewable energy development projects at New Energy.
Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of March 31, 2024 ($154.9 million as of December 31, 2023). There have been no changes to goodwill by reportable segment for the quarter and three months ended March 31, 2024.
ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	March 31, 2024	December 31, 2023
Millions
Other Postretirement Benefit Plans	$104.6	$106.3
Contract Assets (a)	17.9	18.5
Operating Lease Right-of-use Assets	11.3	10.7
ALLETE Properties	10.7	10.8
Restricted Cash	2.4	2.4
Finance Lease Right-of-use Assets	2.0	2.1
Other	115.9	112.1
Total Other Non-Current Assets	$264.8	$262.9
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	March 31, 2024	December 31, 2023
Millions
PSAs	$6.0	$6.0
Customer Deposits	5.7	7.4
Provision for Interim Rate Refund	5.5	—
Operating Lease Liabilities	3.1	3.0
Finance Lease Liabilities	0.4	0.4
Other	59.5	75.1
Total Other Current Liabilities	$80.2	$91.9

Other Non-Current Liabilities	March 31, 2024	December 31, 2023
Millions
Asset Retirement Obligation (a)	$206.1	$202.9
PSAs	19.5	20.9
Operating Lease Liabilities	8.3	7.7
Finance Lease Liabilities	1.5	1.6
Other	32.6	31.2
Total Other Non-Current Liabilities	$268.0	$264.3
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $37.2 million in Other Non-Current Assets on the Consolidated Balance Sheet as of March 31, 2024 ($37.2 million as of December 31, 2023).

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended
	March 31,
Other Income	2024	2023
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$4.3	$2.0
Interest and Investment Income	1.9	1.1
AFUDC - Equity	1.2	0.5
Other	1.2	0.5
Total Other Income	$8.6	$4.1
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

	Three Months Ended
	March 31,
Supplemental Statement of Cash Flows Information	2024	2023
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$25.7	$24.6
Noncash Investing and Financing Activities
Decrease in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(5.9)	$(7.1)
Capitalized Asset Retirement Costs	$2.2	$2.4
AFUDC–Equity	$1.2	$0.5

New Accounting Pronouncements and Disclosure Rules.

SEC Climate-related Disclosures Rule. On March 6, 2024, the SEC issued the final rules regarding the enhancement and standardization of climate-related disclosures for investors (Rule). The Rule requires registrants to provide certain climate-related information in their annual reports and registration statements. These requirements include disclosing climate-related risks that materially affect or are reasonably likely to materially affect a registrant’s business strategy, results of operations, or financial condition as well as certain disclosures related to greenhouse-gas emissions, and the effects of severe weather events and other natural conditions. The disclosure requirements will begin phasing in for annual periods beginning in 2025. The Company is evaluating the final rule to determine its impact on the Company’s disclosures. The Rule is currently being challenged before the U.S. Court of Appeals, and the SEC issued a voluntary stay of the Rule on April 4, 2024, pending judicial review.

There are no other new accounting pronouncements or rules that we anticipate having a material effect on the presentation of ALLETE’s consolidated financial statements.

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2023 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $8.3 million for the three months ended March 31, 2024 ($16.4 million for the three months ended March 31, 2023).

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. The settlement agreement is subject to approval by the MPUC. As part of the settlement agreement, the parties have agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $5.5 million pre-tax as of March 31, 2024, which is subject to MPUC approval of the settlement agreement and Minnesota Power’s refund calculation.

2022 Minnesota General Rate Case. Minnesota Power is appealing with the Minnesota Court of Appeals (Court) specific aspects of the MPUC’s February 2023 and May 2023 rate case orders for the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. Oral arguments on the appeal are expected to be heard by the Court in the second quarter of 2024 with a decision expected in the third quarter of 2024. We are unable to predict the outcome of this proceeding.

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing seeks an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would increase rates by approximately 5.90 percent for retail customers and generate an estimated $7.3 million of additional revenue. The change to SWL&P customers’ rates will be determined by the PSCW later this year. Any rate adjustments are anticipated to become effective in January 2025.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for certain transmission investments and expenditures, including a return on the capital invested. Current customer billing rates are based on an MPUC order dated December 19, 2023, which provisionally approved Minnesota Power’s latest transmission factor filing submitted on October 24, 2023. Updated billing rates were included on customer bills starting in the first quarter of 2024, and the MPUC approved Minnesota Power’s transmission factor filing with no changes in an order dated March 5, 2024.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated October 3, 2023. On March 27, 2024, Minnesota Power submitted its latest renewable factor filing. If the filing is approved, Minnesota Power would be authorized to include updated billing rates on customer bills beginning October 1, 2024.

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates were approved by the MPUC in an order dated December 26, 2023. Updated billing rates were included on customer bills starting in the first quarter of 2024.

Fuel Adjustment Clause. Minnesota Power incurred lower fuel and purchased power costs in 2023 than those factored in its fuel adjustment forecast filed in May 2022 for 2023, which resulted in the recognition of an approximately $13 million regulatory liability as of March 31, 2024, and December 31, 2023. Minnesota Power requested to refund the regulatory liability beginning in the third quarter of 2024 as part of its annual true-up filing submitted to the MPUC on March 1, 2024.

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Energy Conservation and Optimization (ECO) Plan. On April 1, 2024, Minnesota Power submitted its 2023 ECO annual filing (formerly the Conservation Improvement Plan) detailing Minnesota Power’s ECO plan results and requesting a financial incentive of $2.2 million, which will be recognized upon approval by the MPUC. In 2023, a financial incentive of $2.2 million was recognized in the third quarter upon approval by the MPUC of the 2022 ECO annual filing. The financial incentives are recognized in the period in which the MPUC approves the filing.

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

Regulatory Assets and Liabilities	March 31, 2024	December 31, 2023
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$8.1	$8.7
Other	0.6	0.6
Total Current Regulatory Assets	$8.7	$9.3
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Plans	$217.3	$218.6
Income Taxes	85.1	88.1
Asset Retirement Obligations	38.3	37.7
Cost Recovery Riders	27.6	33.8
Taconite Harbor	18.3	20.9
Manufactured Gas Plant	13.1	13.2
PPACA Income Tax Deferral	3.9	3.9
Fuel Adjustment Clause	2.1	5.0
Other	3.3	4.2
Total Non-Current Regulatory Assets	$409.0	$425.4

Current Regulatory Liabilities (b)
Fuel Adjustment Clause	$9.0	—
Provision for Interim Rate Refund	5.5	—
Transmission Formula Rates Refund	1.0	$1.5
Other	1.6	2.4
Total Current Regulatory Liabilities	$17.1	$3.9
Non-Current Regulatory Liabilities
Income Taxes	$302.3	$310.0
Wholesale and Retail Contra AFUDC	77.3	78.0
Plant Removal Obligations	69.3	67.0
Defined Benefit Pension and Other Postretirement Benefit Plans	45.5	48.6
Non-Jurisdictional Land Sales	35.1	30.2
Investment Tax Credits	13.5	13.6
Fuel Adjustment Clause	8.2	15.5
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Other	6.1	4.4
Total Non-Current Regulatory Liabilities	$564.0	$574.0
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2023	$179.7
Cash Investments	1.6
Equity in ATC Earnings	5.7
Distributed ATC Earnings	(4.6)
Amortization of the Remeasurement of Deferred Income Taxes	0.3
Equity Investment Balance as of March 31, 2024	$182.7

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2023	$151.5
Equity in Nobles 2 Earnings (a)	(0.2)
Distributed Nobles 2 Earnings	(0.9)
Equity Investment Balance as of March 31, 2024	$150.4
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $3.0 million related to its investment in Nobles 2.

NOTE 4. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 7. Fair Value to the Consolidated Financial Statements in our 2023 Form 10-K.

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024, and December 31, 2023. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of March 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.6	—	—	$8.6
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$6.5	—	6.5
Cash Equivalents	6.0	—	—	6.0
Total Fair Value of Assets	$14.6	$6.5	—	$21.1

Liabilities
Deferred Compensation (c)	—	$18.1	—	$18.1
Total Fair Value of Liabilities	—	$18.1	—	$18.1

	Fair Value as of December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.7	—	—	$8.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.0	—	6.0
Cash Equivalents	5.8	—	—	5.8
Total Fair Value of Assets	$14.5	$6.0	—	$20.5

Liabilities
Deferred Compensation (c)	—	$16.5	—	$16.5
Total Fair Value of Liabilities	—	$16.5	—	$16.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of March 31, 2024, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.7 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.6 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
March 31, 2024	$1,797.3	$1,646.8
December 31, 2023	$1,799.4	$1,670.6
(a)Excludes unamortized debt issuance costs.

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2024, and the year ended December 31, 2023, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations or for facilities without long-term contracts for their entire output. A continued decline or volatility in energy prices or lower wind resource expectations could result in a future impairment.

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2024, and December 31, 2023:

March 31, 2024	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$17.2	—	$17.2
Long-Term Debt	1,780.1	$(7.7)	1,772.4
Total Debt	$1,797.3	$(7.7)	$1,789.6

December 31, 2023	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$111.5	$(0.1)	$111.4
Long-Term Debt	1,687.9	(8.0)	1,679.9
Total Debt	$1,799.4	$(8.1)	$1,791.3

We had $19.4 million outstanding in standby letters of credit and $94.0 million outstanding draws under our lines of credit as of March 31, 2024 ($19.4 million in standby letters of credit and $34.1 million outstanding draws as of December 31, 2023). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

On April 23, 2024, ALLETE issued $100 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which bear interest at 5.72 percent, will mature in April 2039 and pay interest semi-annually in April and October of each year, commencing on October 30, 2024. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Bonds were used to refinance existing indebtedness and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2024, our ratio was approximately 0.36 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of March 31, 2024, ALLETE was in compliance with its financial covenants.

ALLETE, Inc. First Quarter 2024 Form 10-Q

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

Our PPAs are summarized in Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2023 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2024, Square Butte had total debt outstanding of $162.6 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2024, was $22.9 million ($22.1 million for the same period in 2023). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $1.3 million ($1.3 million for the same period in 2023). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, Minnesota Power sold to Minnkota Power approximately 41 percent in 2024 and 37 percent in 2023.

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

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Cross-State Air Pollution Rule (CSAPR). The CSAPR requires certain states in the eastern half of the U.S., including Minnesota, to reduce power plant emissions that contribute to ozone or fine particulate pollution in other states. The CSAPR does not require installation of controls but does require facilities have sufficient allowances to cover their emissions on an annual basis. These allowances are allocated to facilities from each state’s annual budget and can be bought and sold. Based on our review of the NOX and SO2 allowances issued and pending issuance as well as consideration of current rules, we currently expect generation levels and emission rates will result in continued compliance with the CSAPR. Minnesota Power will continue to monitor ongoing CSAPR rulemakings and compliance implementation, including the EPA’s Good Neighbor Rule which modifies certain aspects of the CSAPR’s program scope and extent (see EPA Good Neighbor Plan for 2015 Ozone NAAQS).

National Ambient Air Quality Standards (NAAQS). The EPA is required to review the NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments, and the EPA is currently reviewing the primary or secondary NAAQS for NOx, SO2, and ozone. On February 7, 2024, the EPA announced a final rule lowering the annual primary standard for fine particulate matter while retaining other existing primary and secondary standards such as those for coarse particulate matter. The Company is reviewing the new standard to determine potential impacts. Anticipated timelines and compliance costs related to this new standard and other potential NAAQS revisions cannot yet be estimated; however, costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

Since the EPA partially disapproved the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, among others, Minnesota is subject to the final Good Neighbor Plan. However, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA, and a petition for judicial review to the U.S. Court of Appeals for the Eighth Circuit (Eighth Circuit Court). The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP. On July 5, 2023, the Eighth Circuit Court granted a stay of the SIP disapproval preventing the Good Neighbor Plan from taking effect in Minnesota. On March 28, 2024, the EPA issued a partial denial of several administrative reconsideration and stay petitions, including from the Minnesota coalition.

On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally delaying the effective date of the final FIP for states with active stays in place. The state of Minnesota was therefore not subject to compliance obligations for the 2023 ozone season. Future compliance obligations will depend on resolution of the stay. Additionally, challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. On February 21, 2024, the U.S. Supreme Court heard arguments from several states and industry groups requesting a national stay of the FIP rule. Anticipated compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.
ALLETE, Inc. First Quarter 2024 Form 10-Q

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

EPA Mercury and Air Toxics Standards (MATS) Rule. On April 25, 2024, the EPA published a final rule to revise the existing 2012 MATS Rule, which regulates air emissions of hazardous air pollutants from coal- and oil-fired electric generating units (EGUs). The final rule eliminates certain MATS compliance flexibility, lowers the particulate emission standard for all coal-fired EGUs, and reduces the mercury emission standard for lignite-fired EGUs. The rule will become effective 60 days after publication in the Federal Register, with compliance beginning in 2027. The MATS regulation applies at Minnesota Power’s Boswell facility, which is currently well-controlled for these emissions and already complying with some of the new requirements. The Company is analyzing the new rule but anticipates that its impacts to Boswell may be minimal. However, compliance costs cannot yet be estimated, and recovery of any additional costs would be sought through a rate proceeding.

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

EPA Regulation of GHG Emissions. On April 25, 2024, the EPA issued several final greenhouse gas regulations to establish emissions standards and guidelines for fossil fuel-fired electric generating units (EGUs) under Section 111 of the Clean Air Act (CAA). The final rules revise new source performance standards (NSPS) for new, modified and reconstructed EGUs (Section 111(b) of the CAA) and creates new emission guidelines for existing EGUs (Section 111(d) of the CAA). The action also officially repeals the predecessor regulation “Affordable Clean Energy Rule”, first issued in 2019 and later vacated in 2021. Compliance will be required beginning January 1, 2030 for existing sources, and upon commencing operation of new units. The 111(d) rule also requires states to submit plans to provide for the establishment, implementation and enforcement of standards of performance for existing sources. States must submit their plans to the EPA within 24 months after publication of the final emissions guidelines.

The final 111 rules apply to several Company assets, including existing EGUs at the Boswell and Laskin facilities as well as the proposed combined cycle natural gas-fired generating facility, NTEC. The Company is reviewing the new rule, but anticipates compliance may require operational or planning adjustments. The state implementation plan process for Section 111(d) existing units will also be a factor in determining specific requirements and timing. We are unable to predict compliance costs at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA or delegated state agencies for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Steam Electric Power Generating Effluent Limitations Guidelines. In 2015, the EPA issued revised federal effluent limitation guidelines (ELG) for steam electric power generating stations under the Clean Water Act. It set effluent limits and prescribed Best Available Control Technology (BACT) for several wastewater streams, including flue gas desulphurization (FGD) water, bottom ash transport water and coal combustion landfill leachate. In October 2020, the EPA published a final ELG Rule allowing re-use of bottom ash transport water in FGD scrubber systems with limited discharges related to maintaining system water balance. The rule set technology standards and numerical pollutant limits for discharges of bottom ash transport water and FGD wastewater. Compliance deadlines depend on subcategory, with compliance generally required as soon as possible, beginning after October 13, 2021, but no later than December 31, 2025, or December 31, 2028, in some specific cases.

On April 25, 2024, the EPA released a pre-publication version of a final ELG rule to update the 2020 ELGs. In the final rule, the EPA is revising ELGs for existing sources, including establishing zero discharge limitations for bottom ash transport water, FGD wastewater, and combustion residual leachate, and allowing states to set discharge limits for legacy wastewater in surface impoundments based on best professional judgment. The rule proposes to maintain exemptions for units permanently ceasing coal combustion by 2028, and adds a new subcategory for units that have already complied with either the 2015 or 2020 ELG rules and which will retire by 2032. The final ELG rule also establishes mercury and arsenic limitations for functionally equivalent discharges of leachate via groundwater to surface water. Compliance deadlines are determined by the applicable state permitting authority. Compliance deadlines could be required as soon as 60 days after the final rule is published in the Federal Register, but no later than December 31, 2029.

Bottom ash transport and FGD wastewater ELGs are not expected to have a significant impact on Minnesota Power operations. Zero leachate discharge requirements have the potential to impact dewatering associated with the closed Taconite Harbor dry ash landfill and Laskin’s closed Cell E impoundment. New limitations for arsenic and mercury related to functionally equivalent (groundwater to surface water) discharges are not currently anticipated to impact Minnesota Power facilities.

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

The federal Clean Water Act requires the MPCA to update the state's impaired water list every two years. Beginning in 2021 through the latest draft approved by the EPA in April 2024, this list now includes Minnesota lakes and streams identified as wild rice waters that are listed for sulfate impairment. The list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time, we are unable to determine the specific impacts these developments may have on Minnesota Power operations or its customers, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Coal Combustion Residuals from Electric Utilities (CCR). In 2015, the EPA published a final rule (2015 Rule) regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule included additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to be incurred primarily over the next 12 years and be between approximately $65 million and $120 million. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

On April 25, 2024, the EPA finalized the CCR Legacy Impoundment Rule. The final rule expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units, which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The rule requires all regulated generating facilities to evaluate and identify past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. Additionally, the EPA finalized portions of the proposed CCR Part B Rule, which allows CCR Units to certify closure while conducting groundwater remediation activities. This rule is currently under review; however impacts to previously closed CCR Units at Boswell and Laskin are anticipated. Compliance costs for Minnesota Power facilities cannot be estimated at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

Additionally, the EPA released a proposed CCR Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations and other CCR regulatory revisions. Portions of the Part B rule addressing alternative liner equivalency standards were finalized in November 2020. Finalization of the remaining beneficial reuse requirements are expected in late 2024. The final CCR federal permit rule is expected in the first half of 2026. The final federal permit rule will finalize procedures for implementing a CCR federal permit program.

Other Environmental Matters.

Manufactured Gas Plant Site. We are reviewing and addressing environmental conditions at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. SWL&P has been working with the Wisconsin Department of Natural Resources (WDNR) in determining the extent and location of contamination at the site and surrounding properties. As of March 31, 2024, SWL&P has recorded a liability of approximately $1 million for remediation costs at this site. SWL&P has recorded the recovery of the remediation costs associated with the site as a regulatory asset as we expect recovery of these costs to be allowed by the PSCW.

Other Matters.

Letters of Credit, Surety Bonds and Other Indemnifications.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of March 31, 2024, we had $150.1 million of outstanding letters of credit issued, including those issued under our revolving credit facility. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

In April 2024, under the tax credit transferability provision of the Inflation Reduction Act, we entered into an agreement with a third party to sell a portion of our production tax credits. ALLETE has indemnified the third party for the value of production tax credits sold to date of approximately $14 million.

Regulated Operations. As of March 31, 2024, we had $25.4 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO, the NDPSC and state agencies.
ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2024 and 2039. As of March 31, 2024, ALLETE Clean Energy has $80.6 million outstanding in standby letters of credit, the majority of which are pledged as security under these PSAs.

Corporate and Other.

BNI Energy. As of March 31, 2024, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of March 31, 2024, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2.

South Shore Energy. As of March 31, 2024, South Shore Energy had $29.7 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

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

Three Months Ended March 31,		2024			2023
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Net Income Attributable to ALLETE	$50.7		$50.7	$58.2		$58.2
Average Common Shares	57.6	0.1	57.7	57.3	—	57.3
Earnings Per Share	$0.88		$0.88	$1.02		$1.02
ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 8. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2024	2023
Millions
Current Income Tax Expense
Federal (a)	$3.5	$5.6
State	3.4	2.2
Total Current Income Tax Expense	$6.9	$7.8
Deferred Income Tax Expense (Benefit)
Federal (b)	$(5.0)	$(8.3)
State	2.4	2.1
Investment Tax Credit Amortization	(0.3)	(0.1)
Total Deferred Income Tax Benefit	$(2.9)	$(6.3)
Total Income Tax Expense	$4.0	$1.5
(a)For the three months ended March 31, 2024 and 2023, the federal current tax expense was partially offset by production tax credits.
(b)For the three months ended March 31, 2024 and 2023, the federal income tax benefit is primarily due to production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2024	2023
Millions
Income Before Income Taxes	$41.0	$39.1
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$8.6	$8.2
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	4.6	3.4
Production Tax Credits (a)	(11.6)	(10.4)
Investment Tax Credits (a)	(0.3)	(2.2)
Regulatory Differences – Excess Deferred Tax	(3.5)	(2.8)
Non-Controlling Interest in Subsidiaries	2.8	3.8
AFUDC – Equity	(0.6)	(0.3)
Other	4.0	1.8
Total Income Tax Expense	$4.0	$1.5
(a)For the three months ended March 31, 2024 and 2023, the credits are presented net of any estimated discount on the sale of certain credits.

For the three months ended March 31, 2024, the effective tax rate was 9.7 percent (3.8 percent for the three months ended March 31, 2023). The effective tax rates for 2024 and 2023 were primarily impacted by production tax credits.

Uncertain Tax Positions. As of March 31, 2024, we had gross unrecognized tax benefits of $1.1 million ($1.1 million as of December 31, 2023). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the state of Minnesota for the tax years 2020 through 2022. ALLETE has no open federal audits and is no longer subject to federal examination for years before 2021 or state examination for years before 2020. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.
ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost (Credit)	Pension		Other Postretirement
Three Months Ended March 31,	2024	2023	2024	2023
Millions
Service Cost	$1.6	$1.6	$0.4	$0.6
Non-Service Cost Components (a)
Interest Cost	9.7	10.1	1.0	1.5
Expected Return on Plan Assets	(11.2)	(10.9)	(2.8)	(2.8)
Amortization of Prior Service Credits	—	—	(2.9)	(1.8)
Amortization of Net Loss	1.6	1.4	(0.8)	(0.5)
Net Periodic Benefit Cost (Credit)	$1.7	$2.2	$(5.1)	$(3.0)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the three months ended March 31, 2024, we contributed $25.0 million in cash to the defined benefit pension plans ($6.5 million for the three months ended March 31, 2023); we do not expect to make additional contributions to our defined benefit pension plans in 2024. For the three months ended March 31, 2024 and 2023, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2024.

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

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,
	2024	2023
Millions
Operating Revenue
Regulated Operations
Residential	$51.5	$49.4
Commercial	49.7	47.7
Municipal	9.0	8.9
Industrial	159.5	144.9
Other Power Suppliers	40.0	35.9
Other	28.6	25.8
Total Regulated Operations	338.3	312.6

ALLETE Clean Energy
Long-term PSA	17.8	18.4
Sale of Wind Energy Facilities	—	181.8
Other	1.3	1.3
Total ALLETE Clean Energy	19.1	201.5

Corporate and Other
Long-term Contract	25.4	25.5
Sale of Renewable Development Projects	13.9	19.8
Other	6.6	5.5
Total Corporate and Other	45.9	50.8
Total Operating Revenue	$403.3	$564.9
Net Income Attributable to ALLETE
Regulated Operations	$44.2	$40.6

ALLETE Clean Energy	3.8	8.5

Corporate and Other	2.7	9.1
Total Net Income Attributable to ALLETE	$50.7	$58.2

	March 31, 2024	December 31, 2023
Millions
Assets
Regulated Operations	$4,345.1	$4,335.0

ALLETE Clean Energy	1,580.0	1,594.1

Corporate and Other	679.5	727.3
Total Assets	$6,604.6	$6,656.4

ALLETE, Inc. First Quarter 2024 Form 10-Q

NOTE 11. SUBSEQUENT EVENT – AGREEMENT AND PLAN OF MERGER

On May 5, 2024, ALLETE entered into the Merger Agreement. Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent.

Subject to the terms and conditions set forth in the Merger Agreement, which has been unanimously approved by the board of directors of ALLETE, at the effective time of the Merger (Effective Time), each share of common stock, without par value, of ALLETE (ALLETE common stock) issued and outstanding immediately prior to the Effective Time (other than shares of ALLETE common stock held by any holder who properly exercises dissenters’ rights under Minnesota law in respect of such shares and any shares of ALLETE common stock held by an affiliate of Alloy Parent) shall be converted into the right to receive $67.00 in cash, without interest (Merger Consideration). The aggregate equity value of the ALLETE common stock acquired by Parent will be approximately $3.9 billion as calculated as of May 5, 2024.

In addition, at the Effective Time, each restricted stock unit with respect to ALLETE common stock subject to time-based vesting that is outstanding immediately prior to the Effective Time (RSU) will be cancelled and converted into a contingent right to receive an amount in cash, without interest, equal to the Merger Consideration, payable (i) in the case of such right converted from unvested RSUs, upon the same vesting conditions as applied to the corresponding RSU or (ii) in the case of such right converted from vested RSUs, as soon as reasonably practicable following the closing date of the Merger (the Closing Date). Each performance share award with respect to ALLETE common stock that is outstanding and unvested immediately prior to the Effective Time will be cancelled and converted into a right to receive, without interest, the Merger Consideration multiplied by the number of shares of ALLETE common stock subject to the award, determined based on attainment of the greater of target and actual performance as of the last business day immediately preceding the Closing Date. A pro rata portion (based on the elapsed portion of the performance period at that time) of the converted performance share awards will be paid out as soon as reasonably practicable following the Closing Date, with the remainder of the award being subject to time-vesting for the remainder of the applicable performance period. Further, purchase rights accumulated during the offering period in effect under the Company’s Employee Stock Purchase Plan (ESPP) immediately prior to closing will be automatically exercised into shares of ALLETE common stock no later than five business days prior to the Closing Date, and the ESPP will be terminated as of immediately prior to the Closing Date.

Consummation of the Merger is subject to various closing conditions, including: (1) approval of the shareholders of the Company; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company. The Merger Agreement contains certain termination rights for ALLETE and Alloy Parent, which were described in a Current Report of Form 8-K filed by ALLETE on May 6, 2024. In the Merger Agreement, among other things, ALLETE has agreed, subject to certain exceptions, to, and to cause each of its subsidiaries to conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the Effective Time, and not to take certain actions prior to the closing of the Merger without the prior written consent of Alloy Parent (which consent shall not be unreasonably withheld, conditioned or delayed, except where ALLETE seeks Alloy Parent’s consent to enter into a material new line of business or cease operations of an existing material line of business). The Merger Agreement also provides that the Company may request that Alloy Parent purchase up to a total of $300 million of preferred stock of the Company in the second half of 2025, subject to certain parameters. If Alloy Parent declines to purchase the preferred stock, the Company will have the right to issue Company common stock up to certain limits.

ALLETE, Inc. First Quarter 2024 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2023 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q and our 2023 Form 10-K under the headings: “Forward-Looking Statements” located on page 7 and “Risk Factors” located in Part I, Item 1A, beginning on page 25 of our 2023 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2023 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Subsequent Event – Agreement and Plan of Merger.)

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2024, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2024, to the three months ended March 31, 2023.

Net income attributable to ALLETE for the three months ended March 31, 2024, was $50.7 million, or $0.88 per diluted share, compared to $58.2 million, or $1.02 per diluted share, for the same period in 2023. Net income in 2024 includes interim rate refund reserves of $3.9 million after-tax, or $0.07 per share, due to Minnesota Power’s rate case settlement. (See Note 2. Regulatory Matters.) Net income in 2024 also includes transaction costs of $1.2 million after-tax, or $0.02 per share, related to the Merger. (See Note 11. Subsequent Event – Agreement and Plan of Merger.)

ALLETE, Inc. First Quarter 2024 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income attributable to ALLETE was $44.2 million for the three months ended March 31, 2024, compared to $40.6 million for the same period in 2023. Net income at Minnesota Power was higher than 2023 primarily due to the implementation of interim rates on January 1, 2024, net of reserves related to Minnesota Power’s rate case settlement. (See Note 2. Regulatory Matters.) This increase was partially offset by higher operating and maintenance and depreciation expenses. Net income at SWL&P and our after-tax equity earnings in ATC were similar to 2023. (See Note 3. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $3.8 million for the three months ended March 31, 2024, compared to $8.5 million for the same period in 2023. Net income in 2024 reflected a forced outage located near its Caddo wind energy facility and a transformer outage at its Diamond Spring wind energy facility resulting in lower earnings. These decreases were partially offset by lower operating and maintenance expense.

Corporate and Other net income attributable to ALLETE was $2.7 million for the three months ended March 31, 2024, compared to $9.1 million for the same period in 2023. Net income in 2024 reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects. Net income in 2024 also reflects higher income taxes and interest expense compared to 2023. Net income in 2024 also includes transaction costs of $1.2 million after-tax related to the Merger. (See Note 11. Subsequent Event – Agreement and Plan of Merger.) Net income at New Energy was $4.0 million in 2024 compared to $4.1 million in 2023.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2024	2023
Millions
Operating Revenue – Utility	$338.3	$312.6
Fuel, Purchased Power and Gas – Utility	133.7	118.6
Transmission Services – Utility	22.7	20.1
Operating and Maintenance	66.8	61.9
Depreciation and Amortization	46.4	44.5
Taxes Other than Income Taxes	15.7	15.9
Operating Income	53.0	51.6
Interest Expense	(16.0)	(15.5)
Equity Earnings	5.7	6.0
Other Income	6.4	2.5
Income Before Income Taxes	49.1	44.6
Income Tax Expense	4.9	4.0
Net Income Attributable to ALLETE	$44.2	$40.6

ALLETE, Inc. First Quarter 2024 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Continued)
Regulated Operations (Continued)

Operating Revenue – Utility increased $25.7 million from 2023 primarily due to the implementation of interim rates on January 1, 2024, as well as higher fuel adjustment clause recoveries and kWh sales, partially offset by lower cost recovery rider revenue and gas sales.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2024, resulting in revenue of $11.2 million, net of reserves related to Minnesota Power’s rate case settlement and rider revenue incorporated into base rates. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $8.4 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Higher kWh sales increased revenue by $7.8 million from 2023 reflecting higher sales to industrial customers and other power suppliers as well as higher market prices, partially offset by lower sales to residential, commercial and municipal customers. Sales to industrial customers increased primarily due to higher sales to taconite customers reflecting Cliff’s Northshore mine operating in 2024 compared to being idled in the first quarter of 2023. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased reflecting more market sales and higher market prices in 2024 compared to 2023. Sales to residential, commercial and municipal customers decreased from 2023 primarily due to warmer weather in 2024 compared to 2023.

Kilowatt-hours Sold			Variance
Three Months Ended March 31,	2024	2023	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	306	321	(15)	(4.7)%
Commercial	338	347	(9)	(2.6)%
Industrial	1,798	1,658	140	8.4%
Municipal	125	128	(3)	(2.3)%
Total Retail and Municipal	2,567	2,454	113	4.6%
Other Power Suppliers	757	696	61	8.8%
Total Regulated Utility Kilowatt-hours Sold	3,324	3,150	174	5.5%

Revenue from electric sales to taconite customers accounted for 32 percent of regulated operating revenue in 2024 (30 percent in 2023). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2024 (4 percent in 2023). Revenue from electric sales to pipelines and other industrial customers accounted for 10 percent of regulated operating revenue in 2024 (11 percent in 2023).

Revenue from gas sales at SWL&P decreased $4.2 million reflecting fewer gas sales resulting from warmer weather and lower gas prices in 2024 compared to 2023. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses increased $24.3 million, or 9 percent, from 2023.

Fuel, Purchased Power and Gas – Utility expense increased $15.1 million, or 13 percent, from 2023 primarily due to higher kWh sales, purchased power prices and fuel costs. These increases were partially offset by lower gas sales and prices.

Transmission Services – Utility expense increased $2.6 million, or 13 percent, from 2023 primarily due to higher MISO-related expense.

Operating and Maintenance expense increased $4.9 million, or 8 percent, from 2023 primarily due to higher salaries and wages, benefit costs, and contract and professional services.

Depreciation and Amortization expense increased $1.9 million, or 4 percent, from 2023 primarily due to a higher plant in service balance in 2024.

ALLETE, Inc. First Quarter 2024 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Continued)
Regulated Operations (Continued)

Other Income increased $3.9 million from 2023 reflecting lower pension and other postretirement benefit plan non-service costs.

Income Tax Expense increased $0.9 million from 2023 primarily due to higher pre-tax income.

ALLETE Clean Energy

Three Months Ended March 31,	2024	2023
Millions
Operating Revenue
Contracts with Customers – Non-utility	$17.8	$200.2
Other – Non-utility (a)	1.3	1.3
Cost of Sales – Non-utility	—	181.6
Operating and Maintenance	13.5	14.3
Depreciation and Amortization	14.1	14.4
Taxes Other than Income Taxes	2.6	2.9
Operating Loss	(11.1)	(11.7)
Interest Expense	(0.1)	(0.3)
Other Income	1.6	0.2
Loss Before Income Taxes	(9.6)	(11.8)
Income Tax Benefit	(5.5)	(3.0)
Net Loss	(4.1)	(8.8)
Net Loss Attributable to Non-Controlling Interest	(7.9)	(17.3)
Net Income Attributable to ALLETE	$3.8	$8.5
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $182.4 million from 2023. Operating revenue in 2023 reflected the sale of ALLETE Clean Energy’s Northern Wind project. In addition, operating revenue in 2024 was negatively impacted by a network outage located near ALLETE Clean Energy’s Caddo wind energy facility. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by the Caddo wind energy facility resulting in lower kWh sales and pricing. (See Outlook - ALLETE Clean Energy.)

	Three Months Ended March 31,
	2024		2023
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	73.4	$7.1	79.4	$7.4
Midwest	163.1	5.1	155.2	4.9
South	284.1	3.2	618.9	3.4
West	186.9	3.7	197.1	4.0
Sale of Wind Energy Facility	—	—	—	181.8
Total Production and Operating Revenue	707.5	$19.1	1,050.6	$201.5

Cost of Sales – Non-utility decreased $181.6 million from 2023. Cost of sales – Non-utility in 2023 reflected the sale of ALLETE Clean Energy’s Northern Wind project.

Other Income increased $1.4 million from 2023 primarily due to higher interest income in 2024 compared to 2023.

Income Tax Benefit increased $2.5 million from 2023 primarily due to lower net losses attributable to non-controlling interest.

ALLETE, Inc. First Quarter 2024 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (Continued)
ALLETE Clean Energy (Continued)

Net Loss Attributable to Non-Controlling Interest decreased $9.4 million from 2023 reflecting lower availability at ALLETE Clean Energy’s tax equity financed wind energy facilities resulting from the impacts of a network outage near the Caddo wind energy facility and a transformer outage at the Diamond Spring wind energy facility.

Corporate and Other

Operating Revenue decreased $4.9 million, or 10 percent, from 2023 primarily due to lower revenue from sales of renewable energy projects at New Energy in 2024 compared to 2023 reflecting the timing of project closings.

Net Income Attributable to ALLETE was $2.7 million in 2024 compared to $9.1 million in 2023. Net income in 2024 reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects. Net income in 2024 also reflects higher income taxes and interest expense compared to 2023. Net income in 2024 also includes transaction costs of $1.2 million after-tax related to the Merger. (See Note 11. Subsequent Event – Agreement and Plan of Merger.) Net income at New Energy was $4.0 million in 2024 compared to $4.1 million in 2023.

Income Taxes – Consolidated

For the three months ended March 31, 2024, the effective tax rate was an expense of 9.7 percent (3.8 percent for the three months ended March 31, 2023) primarily due to higher pre-tax income.

We expect our annual effective tax rate in 2024 to be lower than 2023 primarily due to lower estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, goodwill, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Form 10-K.

OUTLOOK

For additional information see our 2023 Form 10-K.

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Subsequent Event – Agreement and Plan of Merger.) As a result of the Merger, transaction costs are expected to be material for the remainder of 2024.

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

ALLETE, Inc. First Quarter 2024 Form 10-Q

OUTLOOK (Continued)

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

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing seeks a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would generate approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund. We cannot predict the level of final rates that may be authorized by the MPUC.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. The settlement agreement is subject to approval by the MPUC. As part of the settlement agreement, the parties have agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $5.5 million pre-tax as of March 31, 2024, which is subject to MPUC approval of the settlement agreement and Minnesota Power’s refund calculation. We expect estimated reserves for interim rate refunds for the full year in 2024 to be approximately $24 million pre-tax.

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing seeks an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would increase revenue by approximately 5.90 percent for retail customers and generate an estimated $7.3 million of additional revenue. The change to SWL&P customers’ rates will be determined by the PSCW later this year. Any rate adjustments are anticipated to become effective in January 2025.

Solar Energy Request For Proposals. On October 2, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a request for proposals for up to 300 MW of solar energy resources. Minnesota Power issued the request for proposals on November 15, 2023, which were accepted through January 17, 2024. The proposals are currently being evaluated.

Wind Energy Request For Proposals. On December 15, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a request for proposals for up to 400 MW of wind energy resources. Minnesota Power issued the request for proposals on February 15, 2024, which were accepted through April 11, 2024.

ALLETE, Inc. First Quarter 2024 Form 10-Q

OUTLOOK (Continued)

Industrial Customers.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 54 percent of our regulated utility kWh sales in the three months ended March 31, 2024, were made to our industrial customers (53 percent in the three months ended March 31, 2023).

Taconite.

USS Corporation. USS Corporation’s Minntac and Keetac plants are large power industrial customers of Minnesota Power. These plants have the combined capability to produce approximately 22 million tons of iron ore pellets annually which includes 4 million tons of direct-reduced grade pellets.

On December 18, 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of the shares of USS Corporation. On April 12, 2024, USS Corporation shareholders approved the proposed acquisition. USS Corporation expects the transaction to close in the second half of 2024, subject to regulatory approvals, at which time USS Corporation stated it will continue to operate under the U.S. Steel brand name and will maintain its headquarters in Pittsburgh, Pennsylvania.

Paper, Pulp and Secondary Wood Products.

ST Paper. ST Paper, a Large Power Customer of Minnesota Power, announced on January 3, 2024, that it had entered into an agreement to sell the Duluth Mill to Sofidel, a privately held Italian multinational company that is currently the seventh largest manufacturer of tissue paper in the world. Sofidel completed the acquisition of the Duluth Mill in the first quarter of 2024.

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

Duluth Loop Reliability Project. In October 2021, Minnesota Power submitted an application for a certificate of need for the Duluth Loop Reliability Project. This transmission project was proposed to enhance reliability in and around Duluth, Minnesota. The project includes the construction of a new 115-kV transmission line; construction of an approximately one-mile extension of an existing 230-kV transmission line; and upgrades to several substations. A certificate of need was granted and a route permit was issued by the MPUC on April 3, 2023. The Duluth Loop Reliability Project is expected to be completed and in service by late 2026 to early 2027, with an estimated cost of $50 million to $70 million.

ALLETE, Inc. First Quarter 2024 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Pending regulatory approvals in Minnesota and North Dakota, construction could begin as early as 2024, with an in-service date expected between 2028 and 2030. The project is estimated to cost between $800 million and $900 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers. In addition, this project was awarded $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. Further, Minnesota Power’s application to the Minnesota Department of Commerce (DOC) State Competitiveness Fund Match Program received notification the DOC is reserving $10 million as a cost share for the project. In total, Minnesota Power has been awarded $75 million in federal and state dollars in support of the project.

Northland Reliability Project. Minnesota Power and Great River Energy announced in July 2022 their intent to build a 150-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC in August 2022. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. Planning for the approximately $970 million to $1,350 million transmission line is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. On August 4, 2023, Minnesota Power and Great River Energy submitted an application for a certificate of need and route permit with the MPUC. On March 13, 2024, Minnesota Power submitted a filing with the FERC requesting to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

Big Stone South Transmission Project. Northern States Power, Great River Energy, Minnesota Power, Otter Tail Power Company, and Missouri River Energy Resources (Project Developers) announced in July 2022 their intent to build a 150-mile, 345-kV transmission line to improve reliability in North Dakota and South Dakota, and western and central Minnesota. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. A Notice of Intent to Construct, Own and Maintain the transmission line was filed with the MPUC in October 2022. On September 29, 2023, the Project Developers submitted an application for a certificate of need and route permit with the MPUC. The project is in its early stages and is expected to cost between $600 million and $700 million. The MPUC will determine the final route for the Minnesota portion as well as cost recovery for Minnesota Power’s approximately $20 million estimated share of the project. On March 13, 2024, Minnesota Power submitted a filing with the FERC requesting to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers. Subject to regulatory approvals, the transmission line is expected to be in service in 2027.

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

Since September 20, 2023, a substation and the transmission lines feeding that substation located near ALLETE Clean Energy’s Caddo wind energy facility, and operated by another party, have experienced a forced outage. This forced outage has increased congestion experienced by the Caddo wind energy facility and is expected to have a negative impact on ALLETE Clean Energy’s results in the first half of 2024. We will continue to monitor this development for timing of repairs and impact going forward.
ALLETE, Inc. First Quarter 2024 Form 10-Q

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2024, we had cash and cash equivalents of $32.0 million, $248.6 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 35 percent. Pursuant to the Merger Agreement, ALLETE has agreed, subject to certain exceptions, to, and to cause each of its subsidiaries to, conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the effective time of the Merger, and not to take certain actions prior to the closing of the Merger without the prior written consent of Alloy Parent (which consent shall not be unreasonably withheld, conditioned or delayed, except where ALLETE seeks Alloy Parent’s consent to enter into a material new line of business or cease operations of an existing material line of business). (See Note 11. Subsequent Event – Agreement and Plan of Merger.)

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2024	%	December 31, 2023	%
Millions
ALLETE Equity	$2,823.0	54	$2,809.6	54
Non-Controlling Interest in Subsidiaries	585.5	11	597.0	11
Short-Term and Long-Term Debt (a)	1,797.3	35	1,799.4	35
Redeemable Non-Controlling Interest	0.5	—	0.5	—
	$5,206.3	100	$5,206.5	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2024	2023
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.4	$40.2
Cash Flows provided by (used in)
Operating Activities	60.1	92.4
Investing Activities	(60.8)	(74.7)
Financing Activities	(38.4)	(18.3)
Change in Cash, Cash Equivalents and Restricted Cash	(39.1)	(0.6)
Cash, Cash Equivalents and Restricted Cash at End of Period	$40.3	$39.6

Operating Activities. Cash provided by operating activities was lower in 2024 compared to 2023 reflecting higher cash contributions to defined benefit pension in 2024, and also decreased due to the timing of recovery under Minnesota Power’s fuel adjustment clause.

Investing Activities. Cash used in investing activities was lower in 2024 compared to 2023 reflecting fewer payments for additions to property, plant and equipment compared to 2023.

Financing Activities. Cash used in financing activities in 2024 reflected lower proceeds from the issuance of long-term debt compared to 2023.

ALLETE, Inc. First Quarter 2024 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2024, we had consolidated bank lines of credit aggregating $362.0 million ($423.1 million as of December 31, 2023), the majority of which expire in January 2027. (See Note 5. Short-Term and Long-Term Debt.) We had $19.4 million outstanding in standby letters of credit and $94.0 million outstanding draws under our lines of credit as of March 31, 2024 ($19.4 million in standby letters of credit and $34.1 million outstanding draws as of December 31, 2023). As of March 31, 2024, we also had $130.7 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of March 31, 2024, we had 2.6 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the three months ended March 31, 2024, we issued 0.1 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan, and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $2.0 million (0.1 million shares were issued for the three months ended March 31, 2023, resulting in net proceeds of $3.3 million).

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2023 Form 10-K, with additional disclosure in Note 6. Commitments, Guarantees and Contingencies.

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

Credit Ratings	S&P Global Ratings (a)	Moody’s
Issuer Credit Rating	BBB	Baa1
Commercial Paper	A-2	P-2
First Mortgage Bonds	(b)	A2
(a)    On May 7, 2024, S&P Global Ratings revised its outlook on ALLETE to negative from stable and affirmed all of its ratings on ALLETE. S&P Global Ratings cited the possibility for higher leverage and weaker financial measures because of the Merger as its rationale for issuing the negative outlook.
(b)    Not rated by S&P Global Ratings.

The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Capital Requirements. For the three months ended March 31, 2024, capital expenditures totaled $51.8 million ($58.4 million for the three months ended March 31, 2023). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. First Quarter 2024 Form 10-Q

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

Employees.

As of March 31, 2024, ALLETE had 1,583 employees, of which 1,544 were full-time.

Minnesota Power and SWL&P have an aggregate of 492 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2026, for Minnesota Power and January 31, 2027, for SWL&P.

BNI Energy has 179 employees, of which 129 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2024, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. First Quarter 2024 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2024, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.2 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2024, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2023 Form 10-K and Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Our 2023 Form 10-K includes a detailed discussion of our risk factors. The information presented below updates, and should be read in conjunction with, the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2023 Form 10-K.

Risks Relating to the Merger

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Subsequent Event – Agreement and Plan of Merger.)

ALLETE, Inc. First Quarter 2024 Form 10-Q

ITEM 1A.  RISK FACTORS (Continued)

There is no assurance when or if the Merger will be completed.

Consummation of the Merger is subject to various closing conditions, including: (1) approval of the shareholders of ALLETE; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition; (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company. The Merger Agreement also contains certain termination rights for both ALLETE and Alloy Parent, including if the Merger is not consummated by August 5, 2025 (subject to extension for an additional two successive three-month periods if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). There can be no assurance that the conditions to completion of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. The Merger Agreement also provides for certain termination rights for each of ALLETE and Alloy Parent. If the Merger Agreement is terminated, there may be various material, adverse consequences to the Company, including that the Company could be required to pay Alloy Parent a termination fee of $116 million under certain specified circumstances.

The announcement and pendency of the Merger, during which the Company is subject to certain operating restrictions, could have an adverse effect on the Company’s businesses, results of operations, financial condition or cash flows.

The announcement and pendency of the Merger could disrupt the Company’s businesses, and uncertainty about the effect of the Merger may have an adverse effect on the Company. These uncertainties could affect existing employee relationships, disrupt the business of the Company, and could cause suppliers, vendors, partners, lenders and others that deal with the Company to: (1) defer entering into contracts with the Company; or (2) making other decisions concerning the Company or seek to change or cancel existing business relationships with the Company.

The Merger Agreement also requires the Company to obtain Parent’s consent prior to taking certain specified actions while the Merger is pending. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or making other changes to its business prior to the completion of the Merger.

The Company will incur substantial transaction fees and costs in connection with the Merger.

The Company has incurred transaction costs of $1.2 million after-tax through March 31, 2024, and expects to incur additional material expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. Further, even if the proposed Merger is not completed, the Company will need to pay certain costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ALLETE, Inc. First Quarter 2024 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

Trading Plans. During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit	Description
2	Agreement and Plan of Merger by and among ALLETE, Inc., Alloy Parent LLC and Alloy Merger Sub LLC, dated as of May 5, 2024 (filed as Exhibit 2.1 to the May 6, 2024, Form 8-K, File No. 1-3548).*
4	Forty-Fifth Supplemental Indenture, dated as of April 1, 2024, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Sherma Thomas, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated May 9, 2024, announcing 2024 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.

ALLETE agrees to furnish to the SEC upon request any instrument with respect to long-term debt that ALLETE has not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.
ALLETE, Inc. First Quarter 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 9, 2024	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. First Quarter 2024 Form 10-Q