Form 10-Q
period 2024-06-30
ALLETE INC
filed 2024-08-01
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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

Common Stock, without par value,
57,753,513 shares outstanding
as of June 30, 2024

ALLETE, Inc. Second Quarter 2024 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
Alloy Merger Sub	Alloy Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Alloy Parent.
Alloy Parent	Alloy Parent LLC, a Delaware limited liability company which, upon closing, will be jointly owned by a wholly owned subsidiary of Canada Pension Plan Investment Board and affiliates of investment vehicles affiliated with one or more funds, accounts, or other entities managed or advised by Global Infrastructure Management, LLC.
ATC	American Transmission Company LLC
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Caddo	ALLETE Clean Energy’s Caddo Wind Energy Facility
CCR	Coal Combustion Residuals from Electric Utilities
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Diamond Spring	ALLETE Clean Energy’s Diamond Spring Wind Energy Facility
ECO	Energy Conservation and Optimization Plan
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
ESPP	Employee Stock Purchase Plan
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
HVDC	High-Voltage Direct-Current
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour(s)
Laskin	Laskin Energy Center
Lampert Capital Markets	Lampert Capital Markets, Inc.
Merger	Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE (the “Merger”), with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent.
Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2024, by and among ALLETE, Alloy Parent, and Alloy Merger Sub.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

Abbreviation or Acronym	Term
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nippon Steel	Nippon Steel Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cleveland-Cliffs Inc.
Note ___	Note ___ to the Consolidated Financial Statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
Sofidel	The Sofidel Group
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
South Shore Energy	South Shore Energy, LLC
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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
•the risk that Alloy Parent or ALLETE may be unable to obtain governmental and regulatory approvals required for the Merger, or that required governmental and regulatory approvals or agreements with other parties interested therein may delay the Merger, may subject the Merger to or impose adverse conditions or costs, or may cause the parties to abandon the Merger;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to be consummated on the timeline anticipated; and
•the announcement and pendency of the Merger, during which ALLETE is subject to certain operating restrictions, could have an adverse effect on ALLETE’s businesses, results of operations, financial condition or cash flows.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

Forward-Looking Statements (Continued)

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2023 Form 10-K and Part II, Item 1A. Risk Factors of this Form 10-Q. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2024	December 31, 2023
Millions
Assets
Current Assets
Cash and Cash Equivalents	$37.5	$71.9
Accounts Receivable (Less Allowance of $1.8 and $1.6)	133.0	137.2
Inventories – Net	184.3	175.4
Prepayments and Other	77.4	83.6
Total Current Assets	432.2	468.1
Property, Plant and Equipment – Net	5,079.5	5,013.4
Regulatory Assets	394.7	425.4
Equity Investments	336.0	331.2
Goodwill and Intangible Assets – Net	155.4	155.4
Other Non-Current Assets	263.5	262.9
Total Assets	$6,661.3	$6,656.4
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$94.1	$102.2
Accrued Taxes	47.2	51.0
Accrued Interest	21.7	21.1
Long-Term Debt Due Within One Year	42.1	111.4
Other	92.5	91.9
Total Current Liabilities	297.6	377.6
Long-Term Debt	1,746.0	1,679.9
Deferred Income Taxes	215.6	192.7
Regulatory Liabilities	561.0	574.0
Defined Benefit Pension and Other Postretirement Benefit Plans	135.0	160.8
Other Non-Current Liabilities	310.5	264.3
Total Liabilities	3,265.7	3,249.3
Commitments, Guarantees and Contingencies (Note 6)
Redeemable Non-Controlling Interest	0.9	0.5
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.8 and 57.6 Shares Issued and Outstanding	1,813.8	1,803.7
Accumulated Other Comprehensive Loss	(20.9)	(20.5)
Retained Earnings	1,028.8	1,026.4
Total ALLETE Equity	2,821.7	2,809.6
Non-Controlling Interest in Subsidiaries	573.0	597.0
Total Equity	3,394.7	3,406.6
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$6,661.3	$6,656.4
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$279.8	$292.2	$618.1	$604.8
Contracts with Customers – Non-utility	73.5	239.9	137.2	490.9
Other – Non-utility	1.2	1.3	2.5	2.6
Total Operating Revenue	354.5	533.4	757.8	1,098.3
Operating Expenses
Fuel, Purchased Power and Gas – Utility	107.3	107.3	240.8	225.9
Transmission Services – Utility	1.6	23.5	24.3	43.6
Cost of Sales – Non-utility	31.8	193.2	56.2	403.7
Operating and Maintenance	102.1	84.9	193.8	170.6
Depreciation and Amortization	66.0	62.8	131.0	125.1
Taxes Other than Income Taxes	16.3	8.2	35.0	27.6
Total Operating Expenses	325.1	479.9	681.1	996.5
Operating Income	29.4	53.5	76.7	101.8
Other Income (Expense)
Interest Expense	(20.1)	(21.1)	(40.5)	(40.4)
Equity Earnings	5.9	5.4	11.4	11.4
Other	5.9	2.5	14.5	6.6
Total Other Expense	(8.3)	(13.2)	(14.6)	(22.4)
Income Before Income Taxes	21.1	40.3	62.1	79.4
Income Tax Expense (Benefit)	1.4	(0.4)	5.4	1.1
Net Income	19.7	40.7	56.7	78.3
Net Loss Attributable to Non-Controlling Interest	(13.3)	(10.8)	(27.0)	(31.4)
Net Income Attributable to ALLETE	$33.0	$51.5	$83.7	$109.7
Average Shares of Common Stock
Basic	57.7	57.3	57.7	57.3
Diluted	57.8	57.4	57.7	57.4
Basic Earnings Per Share of Common Stock	$0.57	$0.90	$1.45	$1.91
Diluted Earnings Per Share of Common Stock	$0.57	$0.90	$1.45	$1.91
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Millions
Net Income	$19.7	$40.7	$56.7	$78.3
Other Comprehensive Income (Loss)
Unrealized Gain on Securities
Net of Income Tax Expense of $—, $—, $— and $0.1	—	—	—	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Benefit of $(0.3), $(0.1), $(0.2) and $(0.1)	—	(0.1)	(0.4)	(0.1)
Total Other Comprehensive Loss	—	(0.1)	(0.4)	—
Total Comprehensive Income	19.7	40.6	56.3	78.3
Net Loss Attributable to Non-Controlling Interest	(13.3)	(10.8)	(27.0)	(31.4)
Total Comprehensive Income Attributable to ALLETE	$33.0	$51.4	$83.3	$109.7
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2024	2023
Millions
Operating Activities
Net Income	$56.7	$78.3
Adjustments to Reconcile Net Income to Cash provided by (used in) Operating Activities:
AFUDC – Equity	(2.5)	(1.4)
Income from Equity Investments – Net of Dividends	(0.3)	0.2
Loss (Gain) on Investments and Property, Plant and Equipment	(0.1)	0.4
Depreciation Expense	130.9	125.0
Amortization of PSAs	(2.5)	(2.6)
Amortization of Other Intangible Assets and Other Assets	3.3	3.5
Deferred Income Tax Benefit	(8.0)	(12.9)
Share-Based and ESOP Compensation Expense	3.7	2.4
Defined Benefit Pension and Other Postretirement Plan Benefit	(6.9)	(1.7)
Fuel Adjustment Clause	8.0	38.4
Bad Debt Expense	0.7	0.7
Provision for Interim Rate Refund	11.0	13.4
Changes in Operating Assets and Liabilities
Accounts Receivable	6.0	14.0
Inventories	(8.9)	261.6
Prepayments and Other	0.3	(1.2)
Accounts Payable	(12.8)	(13.3)
Other Current Liabilities	(28.0)	(166.8)
Renewable Tax Credit Sales	22.5	—
Cash Contributions to Defined Benefit Pension Plans	(25.0)	(6.5)
Changes in Regulatory and Other Non-Current Assets	23.1	(1.6)
Changes in Regulatory and Other Non-Current Liabilities	5.3	1.7
Cash provided by Operating Activities	176.5	331.6
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.4	0.2
Payments for Purchase of Available-for-sale Securities	(1.6)	(0.4)
Payments for Equity Method Investments	(3.9)	(4.3)
Additions to Property, Plant and Equipment	(134.0)	(120.5)
Other Investing Activities	1.3	(6.3)
Cash used in Investing Activities	(136.8)	(131.3)
Financing Activities
Proceeds from Issuance of Common Stock	6.4	7.7
Proceeds from Issuance of Short-Term and Long-Term Debt	306.0	403.7
Repayments of Short-Term and Long-Term Debt	(309.0)	(531.5)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	4.1	9.9
Distributions to Non-Controlling Interest	(0.7)	(0.5)
Dividends on Common Stock	(81.3)	(77.6)
Other Financing Activities	(0.9)	(1.1)
Cash used in Financing Activities	(75.4)	(189.4)
Change in Cash, Cash Equivalents and Restricted Cash	(35.7)	10.9
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.4	40.2
Cash, Cash Equivalents and Restricted Cash at End of Period	$43.7	$51.1
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,807.4	$1,785.6	$1,803.7	$1,781.5
Common Stock Issued	6.4	6.0	10.1	10.1
Balance, End of Period	1,813.8	1,791.6	1,813.8	1,791.6

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(20.9)	(24.3)	(20.5)	(24.4)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain on Debt Securities	—	—	—	0.1
Defined Benefit Pension and Other Postretirement Plans	—	(0.1)	(0.4)	(0.1)
Balance, End of Period	(20.9)	(24.4)	(20.9)	(24.4)

Retained Earnings
Balance, Beginning of Period	1,036.5	954.2	1,026.4	934.8
Net Income Attributable to ALLETE	33.0	51.5	83.7	109.7
Common Stock Dividends	(40.7)	(38.8)	(81.3)	(77.6)
Balance, End of Period	1,028.8	966.9	1,028.8	966.9

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	585.5	642.2	597.0	656.4
Proceeds from Non-Controlling Interest in Subsidiaries – Net	1.4	3.2	1.4	9.9
Net Loss Attributable to Non-Controlling Interest	(13.7)	(10.8)	(24.7)	(31.4)
Distributions to Non-Controlling Interest	(0.2)	(0.2)	(0.7)	(0.5)
Balance, End of Period	573.0	634.4	573.0	634.4

Total Equity	$3,394.7	$3,368.5	$3,394.7	$3,368.5

Redeemable Non-Controlling Interest
Balance, Beginning of Period	$0.5	—	$0.5	—
Proceeds from Non-Controlling Interest in Subsidiaries	—	—	2.7	—
Net Gain (Loss) Attributable to Non-Controlling Interest	0.4	—	(2.3)	—
Total Redeemable Non-Controlling Interest	$0.9	—	$0.9	—

Dividends Per Share of Common Stock	$0.705	$0.6775	$1.41	$1.355
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements pursuant to such rules and regulations. Similarly, the December 31, 2023, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2024. For further information, refer to the Consolidated Financial Statements and notes included in our 2023 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2024, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Millions
Cash and Cash Equivalents	$37.5	$71.9	$47.9	$36.4
Restricted Cash included in Prepayments and Other	3.8	5.1	0.8	1.5
Restricted Cash included in Other Non-Current Assets	2.4	2.4	2.4	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$43.7	$79.4	$51.1	$40.2

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2024	December 31, 2023
Millions
Fuel (a)	$25.8	$27.2
Materials and Supplies	117.4	115.7
Renewable Energy Facilities Under Development (b)	41.1	32.5
Total Inventories – Net	$184.3	$175.4
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of June 30, 2024, consists primarily of project costs related to renewable energy development projects at New Energy.
Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of June 30, 2024 ($154.9 million as of December 31, 2023). There have been no changes to goodwill by reportable segment for the quarter and six months ended June 30, 2024.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	June 30, 2024	December 31, 2023
Millions
Other Postretirement Benefit Plans	$102.9	$106.3
Contract Assets (a)	17.2	18.5
Operating Lease Right-of-use Assets	11.6	10.7
ALLETE Properties	10.5	10.8
Restricted Cash	2.4	2.4
Finance Lease Right-of-use Assets	2.0	2.1
Other	116.9	112.1
Total Other Non-Current Assets	$263.5	$262.9
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2024	December 31, 2023
Millions
Provision for Interim Rate Refund	$11.0	—
PSAs	5.9	$6.0
Customer Deposits	5.9	7.4
Operating Lease Liabilities	3.4	3.0
Finance Lease Liabilities	0.4	0.4
Other	65.9	75.1
Total Other Current Liabilities	$92.5	$91.9

Other Non-Current Liabilities	June 30, 2024	December 31, 2023
Millions
Asset Retirement Obligation (a)(b)	$250.8	$202.9
PSAs	18.0	20.9
Operating Lease Liabilities	8.3	7.7
Finance Lease Liabilities	1.4	1.6
Other	32.0	31.2
Total Other Non-Current Liabilities	$310.5	$264.3
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $37.2 million in Other Non-Current Assets on the Consolidated Balance Sheet as of June 30, 2024 ($37.2 million as of December 31, 2023).
(b)The increase in Asset Retirement Obligation in 2024 reflects the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 6. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Other Income	2024	2023	2024	2023
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$3.7	$1.7	$8.0	$3.7
Interest and Investment Income	0.8	1.0	2.7	2.1
AFUDC - Equity	1.3	0.9	2.5	1.4
Other	0.1	(1.1)	1.3	(0.6)
Total Other Income	$5.9	$2.5	$14.5	$6.6
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

	Six Months Ended
	June 30,
Supplemental Statement of Cash Flows Information	2024	2023
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$36.8	$39.1
Cash Paid for Income Taxes – Net	$5.7	$8.1
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$5.8	$(5.0)
Capitalized Asset Retirement Costs (a)	$50.0	$2.4
AFUDC–Equity	$2.5	$1.4
(a)Capitalized asset retirement costs in 2024 reflect the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 6. Commitments, Guarantees and Contingencies.)

New Accounting Pronouncements and Disclosure Rules.

See Note 1. Operations and Significant Accounting Policies to the Consolidated Financial Statements in our 2023 Form 10-K, with additional disclosure provided in the following paragraphs.

SEC Climate-related Disclosures Rule. On March 6, 2024, the SEC issued the final rules regarding the enhancement and standardization of climate-related disclosures for investors (Rule). The Rule requires registrants to provide certain climate-related information in their annual reports and registration statements. These requirements include disclosing climate-related risks that materially affect or are reasonably likely to materially affect a registrant’s business strategy, results of operations, or financial condition as well as certain disclosures related to greenhouse-gas emissions, and the effects of severe weather events and other natural conditions. The Rule provides that the disclosure requirements will begin phasing in for annual periods beginning in 2025. The Company is evaluating the final rule to determine its impact on the Company’s disclosures. The Rule is currently being challenged before the U.S. Court of Appeals for the Eighth Circuit, and the SEC issued a voluntary stay of the Rule on April 4, 2024, pending judicial review.

There are no other new accounting pronouncements or rules that we anticipate having a material effect on the presentation of ALLETE’s consolidated financial statements.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2023 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $13.3 million for the six months ended June 30, 2024 ($31.5 million for the six months ended June 30, 2023).

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

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. The settlement agreement is subject to approval by the MPUC. As part of the settlement agreement, the parties have agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $11.0 million pre-tax as of June 30, 2024, which is subject to MPUC approval of the settlement agreement and Minnesota Power’s refund calculation. We cannot predict the level of final rates that may be authorized by the MPUC.

2022 Minnesota General Rate Case. Minnesota Power is appealing with the Minnesota Court of Appeals (Court) specific aspects of the MPUC’s February 2023 and May 2023 rate case orders for the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. Oral arguments on the appeal were heard by the Court on June 27, 2024, with a decision expected in the third quarter of 2024. We are unable to predict the outcome of this proceeding.

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing seeks an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would increase rates by approximately 5.90 percent for retail customers and generate an estimated $7.3 million of additional revenue. The change to SWL&P customers’ rates will be determined by the PSCW later this year. Any rate adjustments are anticipated to become effective in January 2025. We cannot predict the level of final rates that may be authorized by the PSCW.

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

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated October 3, 2023. On March 27, 2024, Minnesota Power submitted its latest renewable factor filing. In an order dated June 25, 2024, the MPUC approved the filing and Minnesota Power is authorized to include updated billing rates on customer bills beginning October 1, 2024.

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Fuel Adjustment Clause. Minnesota Power incurred lower fuel and purchased power costs in 2023 than those factored in its fuel adjustment forecast filed in May 2022 for 2023, which resulted in the recognition of an approximately $13 million regulatory liability as of June 30, 2024, and December 31, 2023. Minnesota Power requested to refund the regulatory liability over 12 months beginning in the third quarter of 2024 as part of its annual true-up filing submitted to the MPUC on March 1, 2024. In an order dated July 1, 2024, the MPUC approved the filing, and authorized Minnesota Power to refund the regulatory liability over 12 months beginning on September 1, 2024.

Minnesota Power filed its annual forecasted fuel and purchased energy rates for 2025 on May 1, 2024.

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	June 30, 2024	December 31, 2023
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$5.4	$8.7
Other	0.6	0.6
Total Current Regulatory Assets	$6.0	$9.3
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Plans	$215.9	$218.6
Income Taxes	83.3	88.1
Asset Retirement Obligations	38.9	37.7
Cost Recovery Riders	19.8	33.8
Taconite Harbor	15.8	20.9
Manufactured Gas Plant	13.1	13.2
PPACA Income Tax Deferral	3.8	3.9
Fuel Adjustment Clause	0.7	5.0
Other	3.4	4.2
Total Non-Current Regulatory Assets	$394.7	$425.4

Current Regulatory Liabilities (b)
Fuel Adjustment Clause	$12.9	—
Provision for Interim Rate Refund	11.0	—
Transmission Formula Rates Refund	0.4	$1.5
Other	1.0	2.4
Total Current Regulatory Liabilities	$25.3	$3.9
Non-Current Regulatory Liabilities
Income Taxes	$297.3	$310.0
Wholesale and Retail Contra AFUDC	76.6	78.0
Plant Removal Obligations	71.3	67.0
Non-Jurisdictional Land Sales	43.2	30.2
Defined Benefit Pension and Other Postretirement Benefit Plans	42.3	48.6
Investment Tax Credits	13.4	13.6
Fuel Adjustment Clause	3.4	15.5
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Other	6.8	4.4
Total Non-Current Regulatory Liabilities	$561.0	$574.0
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

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2023	$179.7
Cash Investments	3.9
Equity in ATC Earnings	11.7
Distributed ATC Earnings	(9.2)
Amortization of the Remeasurement of Deferred Income Taxes	0.6
Equity Investment Balance as of June 30, 2024	$186.7

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 3. EQUITY INVESTMENTS (Continued)

ATC’s authorized return on equity was 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) vacated and remanded the 2020 FERC order back to FERC. We cannot predict the return on equity the FERC will ultimately authorize in the remanded proceeding.

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2023	$151.5
Equity in Nobles 2 Earnings (a)	(0.3)
Distributed Nobles 2 Earnings	(1.9)
Equity Investment Balance as of June 30, 2024	$149.3
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $6.4 million related to its investment in Nobles 2.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024, and December 31, 2023. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of June 30, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.8	—	—	$8.8
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$6.5	—	6.5
Cash Equivalents	6.9	—	—	6.9
Total Fair Value of Assets	$15.7	$6.5	—	$22.2

Liabilities
Deferred Compensation (c)	—	$19.5	—	$19.5
Total Fair Value of Liabilities	—	$19.5	—	$19.5

	Fair Value as of December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.7	—	—	$8.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.0	—	6.0
Cash Equivalents	5.8	—	—	5.8
Total Fair Value of Assets	$14.5	$6.0	—	$20.5

Liabilities
Deferred Compensation (c)	—	$16.5	—	$16.5
Total Fair Value of Liabilities	—	$16.5	—	$16.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of June 30, 2024, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.0 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.3 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
June 30, 2024	$1,796.4	$1,632.4
December 31, 2023	$1,799.4	$1,670.6
(a)Excludes unamortized debt issuance costs.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, land inventory, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2024, and the year ended December 31, 2023, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations or for facilities without long-term contracts for their entire output. A continued decline or volatility in energy prices or lower wind resource expectations could result in a future impairment.

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2024, and December 31, 2023:

June 30, 2024	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$42.1	—	$42.1
Long-Term Debt	1,754.3	$(8.3)	1,746.0
Total Debt	$1,796.4	$(8.3)	$1,788.1

December 31, 2023	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$111.5	$(0.1)	$111.4
Long-Term Debt	1,687.9	(8.0)	1,679.9
Total Debt	$1,799.4	$(8.1)	$1,791.3

We had $23.4 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2024 ($19.4 million in standby letters of credit and $34.1 million outstanding draws as of December 31, 2023). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

On June 27, 2024, ALLETE agreed to issue and sell $150 million of senior unsecured notes (“Notes”) to certain institutional buyers in the private placement market. The Notes will be sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. The Notes will be issued and sold on or before September 5, 2024. Of the Notes to be issued and sold, $100 million of the Notes will bear interest at a rate of 5.94 percent and mature on September 5, 2029, and $50 million of the Notes will bear interest at a rate of 6.18 percent and mature on September 5, 2034. Interest on the Notes will be payable semi-annually on March 5 and September 5 of each year, commencing on March 5, 2025. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Notes are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Notes will be used for refinancing of debt and general corporate purposes.

On July 31, 2024, ALLETE issued a notice to the holders of its 2.65 percent senior notes due September 10, 2025 (“2025  Notes”) regarding the Company’s exercise of its option to prepay all of the issued and outstanding 2025 Notes. ALLETE will prepay all $150 million in aggregate principal amount of the 2025 Notes on September 5, 2024. The 2025 Notes will be prepaid at 100 percent of their principal amount, plus accrued and unpaid interest.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT (continued)

On April 23, 2024, ALLETE issued $100 million of its First Mortgage Bonds (Bonds) to certain institutional buyers in the private placement market. The Bonds, which bear interest at 5.72 percent, will mature on April 30, 2039 and pay interest semi-annually in April and October of each year, commencing on October 30, 2024. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision. The Bonds are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Bonds were used to refinance existing indebtedness and for general corporate purposes. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2024, our ratio was approximately 0.36 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income. As of June 30, 2024, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of June 30, 2024, Square Butte had total debt outstanding of $179.9 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2024, was $44.2 million ($44.0 million for the same period in 2023). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.6 million ($2.7 million for the same period in 2023). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

National Ambient Air Quality Standards (NAAQS). The EPA is required to review each NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments, and the EPA is currently reviewing the primary or secondary NAAQS for NOx, SO2, and ozone. On February 7, 2024, the EPA announced a final rule lowering the annual primary standard for fine particulate matter while retaining other existing primary and secondary standards such as those for coarse particulate matter. Implementation of this new standard began with its May 6, 2024 effective date. The EPA also released a draft rule on April 15, 2024 proposing to revise the secondary SO2 NAAQS while retaining certain secondary NOX and particulate matter NAAQS. Anticipated timelines and compliance costs related to this and other potential NAAQS revisions cannot yet be estimated but costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally delaying the effective date of the final FIP for states with active stays in place. The state of Minnesota therefore did not become subject to compliance obligations for the 2023 or 2024 ozone seasons. Future compliance obligations will depend on resolution of the stay. Additionally, challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. On February 21, 2024, the U.S. Supreme Court heard arguments from several states and industry groups requesting an emergency stay of the FIP rule. The court granted the petitioners’ request on June 27, 2024, staying enforcement of the FIP pending the D.C. Circuit’s review and any petition for writ of certiorari. Anticipated timelines and compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

EPA Mercury and Air Toxics Standards (MATS) Rule. On April 25, 2024, the EPA published a final rule to revise the existing 2012 MATS Rule, which regulates air emissions of hazardous air pollutants from coal- and oil-fired electric generating units (EGUs). The final rule eliminates certain MATS compliance flexibility, lowers the particulate emission standard for all coal-fired EGUs, and reduces the mercury emission standard for lignite-fired EGUs. The rule became effective July 8, 2024, with compliance required beginning July 6, 2027. The MATS regulation applies at Minnesota Power’s Boswell facility, which is currently well-controlled for these emissions and already complying with some of the new requirements. The Company anticipates the new rule will have limited impacts at Boswell. However, compliance costs cannot yet be fully estimated, and recovery of any additional costs would be sought through a rate proceeding. Litigation against the EPA’s latest MATS Rule revision from a number of U.S. states as well as several companies and industry groups is ongoing, including a motion to stay the rule filed in the D.C. Circuit on June 7, 2024.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

EPA Regulation of GHG Emissions. On April 25, 2024, the EPA issued several final greenhouse gas regulations to establish emissions standards and guidelines for fossil fuel-fired electric generating units (EGUs) under Section 111 of the Clean Air Act (CAA). The final rules revise new source performance standards (NSPS) for new, modified and reconstructed EGUs (Section 111(b) of the CAA) and creates new emission guidelines for existing EGUs (Section 111(d) of the CAA). The action also officially repeals the predecessor regulation “Affordable Clean Energy Rule”, first issued in 2019 and later vacated in 2021. Compliance will be required beginning January 1, 2030 for existing sources, and upon commencing operation of new units. The 111(d) rule also requires states to submit plans to provide for the establishment, implementation and enforcement of performance standards for existing sources. States must submit their plans to the EPA within 24 months after publication of the final emissions guidelines.

The final Section 111 rules apply to several Company assets, including existing EGUs at the Boswell and Laskin facilities as well as the proposed combined cycle natural gas-fired generating facility, NTEC. The Company is reviewing the new rule but anticipates compliance may require operational or planning adjustments. The state implementation plan process for Section 111(d) existing units will also be a factor in determining specific requirements and timing. We are unable to predict compliance costs at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding. The Company is also monitoring litigation of the final Section 111 rules, which began when the rules were published in the Federal Register on May 9, 2024, which is proceeding in federal court. Outcomes from ongoing litigation may impact both the timing of rule effectiveness and the ultimate compliance obligations required by the rule.

Water. The Clean Water Act requires NPDES permits be obtained from the EPA or delegated state agencies for any wastewater discharged into navigable waters. We have obtained all necessary NPDES permits, including NPDES storm water permits for applicable facilities, to conduct our operations.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

On May 9, 2024, the EPA finalized revisions to the 2020 ELG rule. The final rule establishes zero discharge limitations for bottom ash transport water, FGD wastewater, and combustion residual leachate. A definition for legacy wastewater was established, with deferral to state permit programs for setting discharge limits based on best professional judgment. The rule maintains exemptions for units permanently ceasing coal combustion by 2028 and adds a new subcategory for units that are retiring by 2032 and have already complied with either the 2015 or 2020 ELG rules. Additionally, the rule establishes mercury and arsenic limitations for functionally equivalent discharges of leachate via groundwater to surface water. Compliance deadlines are determined by the applicable state permitting authority. Deadlines must be established as soon as 60 days after the final rule is published in the Federal Register, but no later than December 31, 2029.

Bottom ash transport and FGD wastewater ELGs are not expected to have a significant impact on Minnesota Power operations. Zero leachate discharge requirements have the potential to impact dewatering associated with the closed Taconite Harbor dry ash landfill. New limitations for arsenic and mercury related to functionally equivalent (groundwater to surface water) discharges are not currently anticipated to impact Minnesota Power facilities.

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

The federal Clean Water Act requires the MPCA to update the state's impaired water list every two years. Beginning in 2021 through the latest release approved by the EPA in April 2024, this list now includes Minnesota lakes and streams identified as wild rice waters that are listed for sulfate impairment. The list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. At this time, we are unable to determine the specific impacts these developments may have on Minnesota Power operations or its customers, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

Boswell Ash Wastewater Spill. On July 16, 2024, Minnesota Power detected a spill at Boswell from an underground pipeline carrying ash wastewater from an inactive onsite storage pond to the Boswell facility. Minnesota Power continues to work with state and federal agencies and the Leech Lake Band of Ojibwe to evaluate and mitigate the impacts from this event. We are unable to predict the mitigation or other costs related to the ash wastewater spill at this time; however, the costs could be material.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Coal Combustion Residuals from Electric Utilities. In 2015, the EPA published a final rule (2015 Rule) regulating CCR as nonhazardous waste under Subtitle D of the Resource Conservation and Recovery Act (RCRA) in the Federal Register. The rule included additional requirements for new landfill and impoundment construction as well as closure activities related to certain existing impoundments. Costs of compliance for Boswell and Laskin are expected to be incurred primarily over the next 12 years and be between approximately $65 million and $120 million. Compliance costs for CCR at Taconite Harbor are not expected to be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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

On May 8, 2024, the EPA's final CCR Legacy Impoundment Rule was published in the Federal Register. The final rule expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units (CCR units), which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The final rule requires all regulated generating facilities to evaluate and identify past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. Additionally, the EPA finalized portions of the proposed CCR Part B Rule, which allows CCR units to certify closure while conducting groundwater remediation activities. Impacts to previously closed CCR units at Boswell and Laskin are anticipated. Compliance costs for Minnesota Power’s Boswell and Laskin facilities are estimated to be between approximately $50 million and $85 million and are expected to be incurred over the next 10 years based on our preliminary assessment; however, we continue to evaluate the impact of the rule and these estimates may be revised in future periods. Minnesota Power is expected to seek recovery of these costs through a rate proceeding.

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

Other Environmental Matters.

Manufactured Gas Plant Site. SWL&P has completed a portion of the remediation activities at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We continue working with the Wisconsin Department of Natural Resources on the remaining remediation at the site and surrounding properties. As of June 30, 2024, SWL&P has recorded a liability of approximately $1 million for remediation costs at this site. SWL&P has recorded the recovery of the remediation costs associated with the site as a regulatory asset as we expect recovery of these costs to be allowed by the PSCW.

Other Matters.

Letters of Credit, Surety Bonds and Other Indemnifications.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of June 30, 2024, we had $158.2 million of outstanding letters of credit issued, including those issued under our revolving credit facility. We do not believe it is likely that any of these outstanding letters of credit or surety bonds will be drawn upon.

In the second quarter of 2024, under the tax credit transferability provision of the Inflation Reduction Act, we entered into agreements with third parties to sell a portion of our renewable tax credits. ALLETE has indemnified the parties for the value of renewable tax credits sold to date of approximately $22.5 million.

Regulated Operations. As of June 30, 2024, we had $28.2 million outstanding in standby letters of credit at our Regulated Operations which are pledged as security to MISO, the NDPSC and state agencies.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Matters (Continued)

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2024 and 2039. As of June 30, 2024, ALLETE Clean Energy has $101.1 million outstanding in standby letters of credit and surety bonds, the majority of which are pledged as security under these PSAs.

Corporate and Other.

BNI Energy. As of June 30, 2024, BNI Energy had surety bonds outstanding of $82.4 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of June 30, 2024, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2.

South Shore Energy. As of June 30, 2024, South Shore Energy had $29.7 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

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

We have received a number of demand letters alleging that the disclosures contained in the preliminary proxy statement, as amended, and filed with the SEC in connection with a special meeting of shareholders to consider the Merger (Preliminary Proxy), were deficient and demanding that certain corrective disclosures be made. In addition, a complaint was filed on July 1, 2024, in the U.S. District Court for the Southern District of New York against ALLETE and its directors alleging violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, disclosure deficiency in the Preliminary Proxy, and seeking to enjoin the transaction until certain disclosures are corrected. The complaint has not yet been served on any defendant. The Company believes that the demand letters and complaint are without merit.

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2024			2023
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$33.0		$33.0	$51.5		$51.5
Average Common Shares	57.7	0.1	57.8	57.3	0.1	57.4
Earnings Per Share	$0.57		$0.57	$0.90		$0.90
Six Months Ended June 30,
Net Income Attributable to ALLETE	$83.7		$83.7	$109.7		$109.7
Average Common Shares	57.7	—	57.7	57.3	0.1	57.4
Earnings Per Share	$1.45		$1.45	$1.91		$1.91
ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Millions
Current Income Tax Expense
Federal (a)	$3.3	$3.0	$6.8	$8.6
State	3.2	3.2	6.6	5.4
Total Current Income Tax Expense	$6.5	$6.2	$13.4	$14.0
Deferred Income Tax Expense (Benefit)
Federal (b)	$(5.0)	$(7.8)	$(10.0)	$(16.1)
State	0.1	1.3	2.5	3.4
Investment Tax Credit Amortization	(0.2)	(0.1)	(0.5)	(0.2)
Total Deferred Income Tax Benefit	$(5.1)	$(6.6)	$(8.0)	$(12.9)
Total Income Tax Expense (Benefit)	$1.4	$(0.4)	$5.4	$1.1
(a)For the six months ended June 30, 2024 and 2023, the federal current tax expense is partially offset by production tax credits.
(b)For the six months ended June 30, 2024 and 2023, the federal deferred income tax benefit is primarily due to production tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2024	2023	2024	2023
Millions
Income Before Income Taxes	$21.1	$40.3	$62.1	$79.4
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$4.4	$8.5	$13.0	$16.7
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	2.5	3.6	7.1	7.0
Production Tax Credits (a)	(5.1)	(10.2)	(16.7)	(20.6)
Investment Tax Credits (a)	(0.9)	(1.4)	(1.2)	(3.6)
Regulatory Differences – Excess Deferred Tax	(2.2)	(2.4)	(5.7)	(5.2)
Non-Controlling Interest in Subsidiaries	2.4	2.1	5.2	5.9
AFUDC – Equity	(0.3)	—	(0.9)	—
Transaction Costs	3.3	—	3.3	—
Other	(2.7)	(0.6)	1.3	0.9
Total Income Tax Expense (Benefit)	$1.4	$(0.4)	$5.4	$1.1
(a)For the six months ended June 30, 2024 and 2023, the credits are presented net of any estimated discount on the sale of certain credits.

For the six months ended June 30, 2024, the effective tax rate was 8.7 percent (1.4 percent for the six months ended June 30, 2023). The effective tax rates for 2024 and 2023 were primarily impacted by production tax credits.

Uncertain Tax Positions. As of June 30, 2024, we had gross unrecognized tax benefits of $1.1 million ($1.1 million as of December 31, 2023). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost (Credit)	Pension		Other Postretirement
	2024	2023	2024	2023
Millions
Quarter Ended June 30,
Service Cost	$1.7	$1.6	$0.4	$0.5
Non-Service Cost Components (a)
Interest Cost	9.6	10.1	0.9	1.5
Expected Return on Plan Assets	(11.2)	(11.0)	(2.8)	(2.8)
Amortization of Prior Service Credits	—	—	(2.9)	(1.7)
Amortization of Net Loss (Gain)	1.6	1.5	(0.8)	(0.6)
Net Periodic Benefit Cost (Credit)	$1.7	$2.2	$(5.2)	$(3.1)
Six Months Ended June 30,
Service Cost	$3.3	$3.2	$0.8	$1.1
Non-Service Cost Components (a)
Interest Cost	19.3	20.2	1.9	3.0
Expected Return on Plan Assets	(22.4)	(21.9)	(5.6)	(5.6)
Amortization of Prior Service Credits	—	—	(5.8)	(3.5)
Amortization of Net Loss (Gain)	3.2	2.9	(1.6)	(1.1)
Net Periodic Benefit Cost (Credit)	$3.4	$4.4	$(10.3)	$(6.1)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2024, we contributed $25.0 million in cash to the defined benefit pension plans ($6.5 million for the six months ended June 30, 2023); we do not expect to make additional contributions to our defined benefit pension plans in 2024. For the six months ended June 30, 2024, and 2023, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2024.

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Millions
Operating Revenue
Regulated Operations
Residential	$37.1	$36.0	$88.6	$85.4
Commercial	43.8	44.0	93.5	91.7
Municipal	7.4	7.6	16.4	16.5
Industrial	146.8	140.2	306.3	285.1
Other Power Suppliers	30.4	36.3	70.4	72.2
Other	14.3	28.1	42.9	53.9
Total Regulated Operations	279.8	292.2	618.1	604.8

ALLETE Clean Energy
Long-term PSA	14.5	13.2	32.3	31.6
Sale of Wind Energy Facilities	—	166.6	—	348.4
Other	1.2	1.3	2.5	2.6
Total ALLETE Clean Energy	15.7	181.1	34.8	382.6

Corporate and Other
Long-term Contract	27.3	23.9	52.7	49.4
Sale of Renewable Development Projects	25.6	32.6	39.5	52.4
Other	6.1	3.6	12.7	9.1
Total Corporate and Other	59.0	60.1	104.9	110.9
Total Operating Revenue	$354.5	$533.4	$757.8	$1,098.3
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$33.7	$37.8	$77.9	$78.4

ALLETE Clean Energy	2.4	3.1	6.2	11.6

Corporate and Other	(3.1)	10.6	(0.4)	19.7
Total Net Income Attributable to ALLETE	$33.0	$51.5	$83.7	$109.7

	June 30, 2024	December 31, 2023
Millions
Assets
Regulated Operations	$4,404.2	$4,335.0

ALLETE Clean Energy	1,577.7	1,594.1

Corporate and Other	679.4	727.3
Total Assets	$6,661.3	$6,656.4

ALLETE, Inc. Second Quarter 2024 Form 10-Q

NOTE 11. AGREEMENT AND PLAN OF MERGER

On May 5, 2024, ALLETE entered into the Merger Agreement. Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent.

On July 10, 2024, ALLETE filed a definitive proxy statement relating to the Merger Agreement and notice of a special meeting of the shareholders to be held on August 21, 2024, at which shareholders of ALLETE will be asked to consider and vote upon a proposal to approve and adopt the Merger Agreement, among other matters.

On July 19, 2024, the Company filed requests for approval of the Merger with the MPUC, PSCW and FERC. Approval of the Merger from these and other regulators is required for consummation of the Merger.

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

In addition, at the Effective Time, each restricted stock unit with respect to ALLETE common stock subject to time-based vesting that is outstanding immediately prior to the Effective Time (RSU) will be cancelled and converted into a contingent right to receive an amount in cash, without interest, equal to the Merger Consideration, payable (i) in the case of such right converted from unvested RSUs, upon the same vesting conditions as applied to the corresponding RSU or (ii) in the case of such right converted from vested RSUs, as soon as reasonably practicable following the closing date of the Merger (the Closing Date). Each performance share award with respect to ALLETE common stock that is outstanding and unvested immediately prior to the Effective Time will be cancelled and converted into a right to receive, without interest, the Merger Consideration multiplied by the number of shares of ALLETE common stock subject to the award, determined based on attainment of the greater of target and actual performance as of the last business day immediately preceding the Closing Date. A pro rata portion (based on the elapsed portion of the performance period at that time) of the converted performance share awards will be paid out as soon as reasonably practicable following the Closing Date, with the remainder of the award being subject to time-vesting for the remainder of the applicable performance period. Further, purchase rights accumulated during the offering period in effect under the Company’s ESPP immediately prior to closing will be automatically exercised into shares of ALLETE common stock no later than five business days prior to the Closing Date, and the ESPP will be terminated as of immediately prior to the Closing Date.

Consummation of the Merger is subject to various closing conditions, including: (1) approval of the shareholders of ALLETE; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company. The Merger Agreement contains certain termination rights for ALLETE and Alloy Parent, which were described in a Current Report of Form 8-K filed by ALLETE on May 6, 2024. In the Merger Agreement, among other things, ALLETE has agreed, subject to certain exceptions, to, and to cause each of its subsidiaries to conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the Effective Time, and not to take certain actions prior to the closing of the Merger without the prior written consent of Alloy Parent (which consent shall not be unreasonably withheld, conditioned or delayed, except where ALLETE seeks Alloy Parent’s consent to enter into a material new line of business or cease operations of an existing material line of business). The Merger Agreement also provides that ALLETE may request that Alloy Parent purchase up to a total of $300 million of preferred stock of ALLETE in the second half of 2025, subject to certain parameters. If Alloy Parent declines to purchase the preferred stock, ALLETE will have the right to issue ALLETE common stock up to certain limits.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2024, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2024, to the six months ended June 30, 2023.

Net income attributable to ALLETE for the six months ended June 30, 2024, was $83.7 million, or $1.45 per diluted share, compared to $109.7 million, or $1.91 per diluted share, for the same period in 2023. Net income in 2024 includes transaction expenses of $15.7 million after-tax, or $0.27 per share, related to the Merger. (See Note 11. Agreement and Plan of Merger.) Net income in 2023 included the gain on sale of ALLETE Clean Energy’s Red Barn project of $4.3 million after-tax, or $0.07 per share (See Outlook - ALLETE Clean Energy). Earnings per share dilution in 2024 was $0.01 due to additional shares of common stock outstanding in 2024 compared to 2023.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Regulated Operations net income attributable to ALLETE was $77.9 million for the six months ended June 30, 2024, compared to $78.4 million for the same period in 2023. Net income at Minnesota Power was similar to 2023 reflecting the implementation of interim rates on January 1, 2024, net of reserves related to Minnesota Power’s rate case settlement (see Note 2. Regulatory Matters), and higher transmission margins, which was partially offset by higher operating and maintenance, depreciation, and property tax expenses. Net income at SWL&P was lower than 2023 primarily due to higher operating and maintenance expenses. Our after-tax equity earnings in ATC were similar to 2023. (See Note 3. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $6.2 million for the six months ended June 30, 2024, compared to $11.6 million for the same period in 2023. Net income in 2024 reflected a forced outage located near its Caddo wind energy facility through the end of the second quarter of 2024 resulting in lower earnings. Net income in 2023 included the gain on sale of the Red Barn project of $4.3 million after-tax.

Corporate and Other net loss attributable to ALLETE was $0.4 million for the six months ended June 30, 2024, compared to net income of $19.7 million for the same period in 2023. The net loss in 2024 includes transaction costs of $15.7 million after-tax related to the Merger (See Note 11. Agreement and Plan of Merger). The net loss in 2024 also reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects. Net income at New Energy was $11.7 million in 2024 compared to $11.5 million in 2023.

COMPARISON OF THE QUARTER ENDED JUNE 30, 2024 AND 2023

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2024	2023
Millions
Operating Revenue – Utility	$279.8	$292.2
Fuel, Purchased Power and Gas – Utility	108.0	107.6
Transmission Services – Utility	1.6	23.5
Operating and Maintenance	66.7	61.5
Depreciation and Amortization	46.8	44.6
Taxes Other than Income Taxes	13.7	5.6
Operating Income	43.0	49.4
Interest Expense	(16.3)	(16.2)
Equity Earnings	6.0	5.6
Other Income	4.8	2.6
Income Before Income Taxes	37.5	41.4
Income Tax Expense	3.8	3.6
Net Income Attributable to ALLETE	$33.7	$37.8

Operating Revenue – Utility decreased $12.4 million from 2023 primarily due to lower transmission revenue, kWh sales, and cost recovery rider revenue, partially offset by the implementation of interim rate revenue, net of reserves, in 2024 and higher fuel adjustment clause recoveries.

Transmission revenue decreased $10.9 million primarily due to lower MISO-related revenue. Transmission revenue in 2024 included an accrual for the anticipated refund of MISO transmission payments that were over collected during 2023 and the first quarter of 2024, which are expected to be refunded to MISO in the third and fourth quarter of 2024 (See Transmission Services – Utility).
ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2024 AND 2023 (Continued)
Regulated Operations (Continued)

Lower kWh sales decreased revenue by $11.4 million from 2023 reflecting lower sales to residential, commercial, industrial and municipal customers as well as other power suppliers. Sales to residential, commercial and municipal customers decreased from 2023 primarily due to milder weather in 2024 compared to 2023. Sales to industrial customers decreased primarily due to lower sales to taconite customers. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased in 2024 compared to 2023 primarily due to fewer market sales and lower market prices in 2024 compared to 2023.

Kilowatt-hours Sold			Variance
Quarter Ended June 30,	2024	2023	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	225	241	(16)	(6.6)%
Commercial	307	320	(13)	(4.1)%
Industrial	1,729	1,778	(49)	(2.8)%
Municipal	105	110	(5)	(4.5)%
Total Retail and Municipal	2,366	2,449	(83)	(3.4)%
Other Power Suppliers	579	786	(207)	(26.3)%
Total Regulated Utility Kilowatt-hours Sold	2,945	3,235	(290)	(9.0)%

Revenue from electric sales to taconite customers accounted for 35 percent of regulated operating revenue in 2024 (32 percent in 2023). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2024 (5 percent in 2023). Revenue from electric sales to pipelines and other industrial customers accounted for 12 percent of regulated operating revenue in 2024 (11 percent in 2023).

Cost recovery rider revenue decreased $2.9 million reflecting more production tax credits generated by Minnesota Power in 2024 compared to 2023 and lower transmission margins received for cost-shared transmission projects. If production tax credits are generated at a level above those assumed in Minnesota Power’s retail rates, a decrease in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense. Transmission margins for certain cost-shared transmission projects are credited to customers through our transmission cost recovery rider.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2024, resulting in revenue of $9.5 million, net of reserves related to Minnesota Power’s rate case settlement and rider revenue incorporated into base rates. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $5.4 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses decreased $6.0 million, or 2 percent, from 2023.

Fuel, Purchased Power and Gas – Utility expense increased $0.4 million from 2023 reflecting higher purchased power prices, mostly offset by lower kWh sales.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2024 AND 2023 (Continued)
Regulated Operations (Continued)

Transmission Services – Utility expense decreased $21.9 million from 2023 primarily due to lower MISO-related expense. Transmission Services – Utility expense in 2024 included an accrual for the anticipated refund of MISO transmission payments that were over billed during 2023 and the first quarter of 2024, which are expected to be refunded by MISO in the third and fourth quarter of 2024 (See Operating Revenue – Utility).

Operating and Maintenance expense increased $5.2 million, or 8 percent, from 2023 primarily due to higher salaries and wages, benefit costs, and contract and professional services.
.
Depreciation and Amortization expense increased $2.2 million, or 5 percent, from 2023 reflecting a higher plant in service balance in 2024.

Taxes Other than Income Taxes increased $8.1 million from 2023 primarily due to higher property tax expense. Property tax expense in 2023 included the favorable impact of an updated estimate for 2022 property tax expense recorded in the second quarter of 2023.

Other Income increased $2.2 million from 2023 reflecting lower pension and other postretirement benefit plan non-service costs.

ALLETE Clean Energy

Quarter Ended June 30,	2024	2023
Millions
Operating Revenue
Contracts with Customers – Non-utility	$14.5	$179.8
Other – Non-utility (a)	1.2	1.3
Cost of Sales – Non-utility	—	160.7
Operating and Maintenance	11.7	14.3
Depreciation and Amortization	14.7	14.3
Taxes Other than Income Taxes	1.9	1.9
Operating Loss	(12.6)	(10.1)
Interest Expense	(0.1)	(0.2)
Other Income	1.8	1.0
Loss Before Income Taxes	(10.9)	(9.3)
Income Tax Benefit	(3.0)	(4.2)
Net Loss	(7.9)	(5.1)
Net Loss Attributable to Non-Controlling Interest	(10.3)	(8.2)
Net Income Attributable to ALLETE	$2.4	$3.1
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $165.4 million compared to 2023 primarily due to the sale of ALLETE Clean Energy’s Red Barn project in 2023 with no similar transaction in 2024. In addition, operating revenue in 2024 was negatively impacted by a network outage located near ALLETE Clean Energy’s Caddo wind energy facility. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by the Caddo wind energy facility resulting in lower kWh sales and pricing. The forced outage was resolved in June 2024. (See Outlook - ALLETE Clean Energy.) These decreases were partially offset by higher wind resources in 2024 compared to 2023.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2024 AND 2023 (Continued)
ALLETE Clean Energy (Continued)

	Quarter Ended June 30,
	2024		2023
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	53.4	$4.7	41.8	$4.5
Midwest	148.9	5.0	148.7	4.6
South	318.4	2.1	377.7	2.5
West	211.0	3.9	156.0	2.9
Sale of Wind Energy Facility	—	—	—	166.6
Total Production and Operating Revenue	731.7	$15.7	724.2	$181.1

Cost of Sales – Non-utility decreased $160.7 million from 2023 reflecting the sale of ALLETE Clean Energy’s Red Barn project in 2023.

Operating and Maintenance expense decreased $2.6 million from 2023 primarily due to lower contract and professional services in 2024.

Income Tax Benefit decreased $1.2 million from 2023 primarily due to higher non-controlling interest in 2024 compared to 2023.

Net Loss Attributable to Non-Controlling Interest increased $2.1 million from 2023 reflecting a higher production tax credit rate, as determined by the Internal Revenue Service, in 2024 compared to 2023, and higher wind resources at most of ALLETE Clean Energy’s tax equity financed wind energy facilities in 2024.

Corporate and Other

Operating Revenue decreased $1.1 million, or 2 percent, from 2023 primarily due to lower revenue from sales of renewable energy projects at New Energy in 2024 compared to 2023 reflecting the timing of project closings, partially offset by higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2024 compared to 2023.

Net Loss Attributable to ALLETE of $3.1 million in 2024 compared to net income of $10.6 million in 2023. The net loss in 2024 includes transaction costs of $14.5 million after-tax related to the Merger. (See Note 11. Agreement and Plan of Merger.) The net loss in 2024 also reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects. Net income at New Energy was $7.7 million in 2024 compared to $7.4 million in 2023.

Income Taxes – Consolidated

For the quarter ended June 30, 2024, the effective tax rate was an expense of 6.6 percent (benefit of 1.0 percent for the quarter ended June 30, 2023). The effective tax rate for 2024 is an expense primarily due to lower production tax credits.

We expect our annual effective tax rate in 2024 to be lower than 2023 primarily due to lower estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2024	2023
Millions
Operating Revenue – Utility	$618.1	$604.8
Fuel, Purchased Power and Gas – Utility	241.7	226.2
Transmission Services – Utility	24.3	43.6
Operating and Maintenance	133.5	123.4
Depreciation and Amortization	93.2	89.1
Taxes Other than Income Taxes	29.4	21.5
Operating Income	96.0	101.0
Interest Expense	(32.3)	(31.7)
Equity Earnings	11.7	11.6
Other Income	11.2	5.1
Income Before Income Taxes	86.6	86.0
Income Tax Expense	8.7	7.6
Net Income Attributable to ALLETE	$77.9	$78.4

Operating Revenue – Utility increased $13.3 million from 2023 primarily due to the implementation of interim rates on January 1, 2024, and higher fuel adjustment clause recoveries, partially offset by lower transmission revenue, gas sales, and kWh sales.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2024, resulting in revenue of $20.7 million, net of reserves related to Minnesota Power’s rate case settlement and rider revenue incorporated into base rates. (See Note 2. Regulatory Matters.)

Fuel adjustment clause revenue increased $13.9 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Transmission revenue decreased $10.2 million primarily due to lower MISO-related revenue. Transmission revenue in 2024 included an accrual for the anticipated refund of MISO transmission payments that were over collected during 2023 and the first quarter of 2024, which are expected to be refunded to MISO in the third and fourth quarter of 2024 (See Transmission Services – Utility).

Revenue from gas sales at SWL&P decreased $4.5 million reflecting fewer gas sales resulting from warmer winter weather and lower gas prices in 2024 compared to 2023. (See Fuel, Purchased Power and Gas – Utility.)

Lower kWh sales decreased revenue by $2.9 million from 2023 reflecting lower sales to residential, commercial and municipal customers as well as lower sales to other power suppliers, partially offset by higher sales to industrial customers. Sales to residential, commercial and municipal customers decreased from 2023 primarily due to milder weather in 2024 compared to 2023. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased reflecting fewer market sales, partially offset by higher market prices in 2024 compared to 2023. Sales to industrial customers increased primarily due to higher sales to taconite customers reflecting Cliff’s Northshore mine operating in 2024 compared to being idled in the first quarter of 2023.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Continued)
Regulated Operations (Continued)

Kilowatt-hours Sold			Variance
Six Months Ended June 30,	2024	2023	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	531	562	(31)	(5.5)%
Commercial	645	667	(22)	(3.3)%
Industrial	3,527	3,436	91	2.6%
Municipal	230	238	(8)	(3.4)%
Total Retail and Municipal	4,933	4,903	30	0.6%
Other Power Suppliers	1,336	1,482	(146)	(9.9)%
Total Regulated Utility Kilowatt-hours Sold	6,269	6,385	(116)	(1.8)%

Revenue from electric sales to taconite customers accounted for 34 percent of regulated operating revenue in 2024 (31 percent in 2023). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2024 (5 percent in 2023). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2024 (11 percent in 2023).

Operating Expenses increased $18.3 million, or 4 percent, from 2023.

Fuel, Purchased Power and Gas – Utility expense increased $15.5 million, or 7 percent, from 2023 primarily due to higher purchased power prices and fuel costs. These increases were partially offset by lower kWh sales as well as lower gas sales and prices.

Transmission Services – Utility expense decreased $19.3 million, or 44 percent, from 2023 primarily due to lower MISO-related expense. Transmission Services – Utility expense in 2024 included an accrual for the anticipated refund of MISO transmission payments that were over billed during 2023, which are expected to be refunded by MISO in the third and fourth quarter of 2024 (See Operating Revenue – Utility).

Operating and Maintenance expense increased $10.1 million, or 8 percent, from 2023 primarily due to higher salaries and wages, benefit costs, and contract and professional services.

Depreciation and Amortization expense increased $4.1 million, or 5 percent, from 2023 primarily due to a higher plant in service balance in 2024.

Taxes Other than Income Taxes increased $7.9 million, or 37 percent, from 2023 primarily due to higher property tax expense. Property tax expense in 2023 included the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023.

Other Income increased $6.1 million from 2023 reflecting lower pension and other postretirement benefit plan non-service costs.

Income Tax Expense increased $1.1 million from 2023 primarily due to lower production tax credits.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Continued)

ALLETE Clean Energy

Six Months Ended June 30,	2024	2023
Millions
Operating Revenue
Contracts with Customers – Non-utility	$32.3	$380.0
Other – Non-utility (a)	2.5	2.6
Cost of Sales – Non-utility	—	342.3
Operating and Maintenance	25.2	28.6
Depreciation and Amortization	28.8	28.7
Taxes Other than Income Taxes	4.5	4.8
Operating Loss	(23.7)	(21.8)
Interest Expense	(0.2)	(0.5)
Other Income	3.4	1.2
Loss Before Income Taxes	(20.5)	(21.1)
Income Tax Benefit	(8.5)	(7.2)
Net Loss	(12.0)	(13.9)
Net Loss Attributable to Non-Controlling Interest	(18.2)	(25.5)
Net Income Attributable to ALLETE	$6.2	$11.6
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $347.8 million from 2023. Operating revenue in 2023 reflected the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects with no similar transactions in 2024. In addition, operating revenue in 2024 was negatively impacted by a network outage located near ALLETE Clean Energy’s Caddo wind energy facility. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by the Caddo wind energy facility resulting in lower kWh sales and pricing. The forced outage was resolved in June 2024. (See Outlook - ALLETE Clean Energy.)

	Six Months Ended June 30,
	2024		2023
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	126.8	$11.8	121.2	$11.9
Midwest	312.0	10.1	303.9	9.5
South	602.5	5.3	996.6	5.9
West	397.9	7.6	353.1	6.9
Sale of Wind Energy Facility	—	—	—	348.4
Total Production and Operating Revenue	1,439.2	$34.8	1,774.8	$382.6

Cost of Sales – Non-utility decreased $342.3 million from 2023. Cost of sales – Non-utility in 2023 reflected the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects.

Operating and Maintenance expense decreased $3.4 million from 2023 primarily due to lower contract and professional services in 2024.

Other Income increased $2.2 million from 2023 primarily due to higher interest income in 2024 compared to 2023.

Income Tax Benefit increased $1.3 million from 2023 primarily due to lower net losses attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest decreased $7.3 million from 2023 reflecting lower availability at ALLETE Clean Energy’s tax equity financed wind energy facilities resulting from the impacts of a network outage near the Caddo wind energy facility and a transformer outage at the Diamond Spring wind energy facility. This decrease was partially offset by a higher production tax credit rate, as determined by the Internal Revenue Service, in 2024 compared to 2023.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023 (Continued)

Corporate and Other

Operating Revenue decreased $6.0 million, or 5 percent, from 2023 primarily due to lower revenue from sales of renewable energy projects at New Energy in 2024 compared to 2023 reflecting the timing of project closings, partially offset by higher revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of higher expenses in 2024 compared to 2023.

Net Loss Attributable to ALLETE was $0.4 million in 2024 compared to net income of $19.7 million in 2023. The net loss in 2024 includes transaction costs of $15.7 million after-tax related to the Merger (See Note 11. Agreement and Plan of Merger). The net loss in 2024 also reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects. Net income at New Energy was 11.7 million in 2024 compared to $11.5 million in 2023.

Income Taxes – Consolidated

For the six months ended June 30, 2024, the effective tax rate was an expense of 8.7 percent (1.4 percent for the six months ended June 30, 2023) due to lower tax credits and higher non-deductible transaction costs, partially offset by lower pre-tax income.

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. The settlement agreement is subject to approval by the MPUC. As part of the settlement agreement, the parties have agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $11.0 million pre-tax as of June 30, 2024, which is subject to MPUC approval of the settlement agreement and Minnesota Power’s refund calculation. We expect estimated reserves for interim rate refunds for the full year in 2024 to be approximately $24 million pre-tax. We cannot predict the level of final rates that may be authorized by the MPUC.

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing seeks an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would increase revenue by approximately 5.90 percent for retail customers and generate an estimated $7.3 million of additional revenue. The change to SWL&P customers’ rates will be determined by the PSCW later this year. Any rate adjustments are anticipated to become effective in January 2025. We cannot predict the level of final rates that may be authorized by the PSCW.

Solar Energy Request For Proposals. On October 2, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a request for proposals for up to 300 MW of solar energy resources. Minnesota Power issued the request for proposals on November 15, 2023, which were accepted through January 17, 2024. The proposals are currently being evaluated.

Wind Energy Request For Proposals. On December 15, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a request for proposals for up to 400 MW of wind energy resources. Minnesota Power issued the request for proposals on February 15, 2024, which were accepted through April 11, 2024. The proposals are currently being evaluated.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

OUTLOOK (Continued)

Industrial Customers.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 56 percent of our regulated utility kWh sales in the six months ended June 30, 2024, were made to our industrial customers (54 percent in the six months ended June 30, 2023).

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

OUTLOOK (Continued)
Transmission (Continued)

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. On June 21, 2024, the administrative law judge issued a report containing recommendations to approve the certificate of need and route permit. A decision by the MPUC is expected in the third quarter of 2024. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Pending regulatory approvals in Minnesota and North Dakota, construction could begin as early as 2024, with an in-service date expected between 2028 and 2030. The project is estimated to cost between $800 million and $900 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers. In addition, this project was awarded $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. Further, Minnesota Power’s application to the Minnesota Department of Commerce (DOC) State Competitiveness Fund Match Program received notification the DOC is reserving $10 million as a cost share for the project. In total, Minnesota Power has been awarded $75 million in federal and state dollars in support of the project.

Northland Reliability Project. Minnesota Power and Great River Energy announced in July 2022 their intent to build a 150-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC in August 2022. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. Planning for the approximately $970 million to $1,350 million transmission line is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. On August 4, 2023, Minnesota Power and Great River Energy submitted an application for a certificate of need and route permit with the MPUC. On May 10, 2024, the FERC approved Minnesota Power's request to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

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

Starting on September 20, 2023, a substation and the transmission lines feeding that substation located near ALLETE Clean Energy’s Caddo wind energy facility, and operated by another party, have experienced a forced outage. This forced outage increased congestion experienced by the Caddo wind energy facility during the first half of 2024. The forced outage was resolved in June 2024.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2024, we had cash and cash equivalents of $37.5 million, $338.6 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets and a debt-to-capital ratio of 35 percent. Pursuant to the Merger Agreement, ALLETE has agreed, subject to certain exceptions, to, and to cause each of its subsidiaries to, conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the effective time of the Merger, and not to take certain actions prior to the closing of the Merger without the prior written consent of Alloy Parent (which consent shall not be unreasonably withheld, conditioned or delayed, except where ALLETE seeks Alloy Parent’s consent to enter into a material new line of business or cease operations of an existing material line of business). (See Note 11. Agreement and Plan of Merger.)

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2024	%	December 31, 2023	%
Millions
ALLETE Equity	$2,821.7	54	$2,809.6	54
Non-Controlling Interest in Subsidiaries	573.0	11	597.0	11
Short-Term and Long-Term Debt (a)	1,796.4	35	1,799.4	35
Redeemable Non-Controlling Interest	0.9	—	0.5	—
	$5,192.0	100	$5,206.5	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2024	2023
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.4	$40.2
Cash Flows provided by (used in)
Operating Activities	176.5	331.6
Investing Activities	(136.8)	(131.3)
Financing Activities	(75.4)	(189.4)
Change in Cash, Cash Equivalents and Restricted Cash	(35.7)	10.9
Cash, Cash Equivalents and Restricted Cash at End of Period	$43.7	$51.1

Operating Activities. Cash provided by operating activities was lower in 2024 compared to 2023 reflecting cash proceeds from the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023, higher cash contributions to defined benefit pension in 2024, and timing of recovery under Minnesota Power’s fuel adjustment clause. These decreases were partially offset by proceeds from the sale of renewable tax credits in 2024.

Investing Activities. Cash used in investing activities was higher in 2024 compared to 2023 reflecting more payments for additions to property, plant and equipment compared to 2023.

Financing Activities. Cash used in financing activities in 2024 reflected lower repayments of long-term debt in 2024, partially offset by lower proceeds from the issuance of long-term debt compared to 2023.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2024, we had consolidated bank lines of credit aggregating $362.0 million ($423.1 million as of December 31, 2023), the majority of which expire in January 2027. (See Note 5. Short-Term and Long-Term Debt.) We had $23.4 million outstanding in standby letters of credit and no outstanding draws under our lines of credit as of June 30, 2024 ($19.4 million in standby letters of credit and $34.1 million outstanding draws as of December 31, 2023). As of June 30, 2024, we also had $134.8 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of June 30, 2024, we had 2.5 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. During the six months ended June 30, 2024, we issued 0.2 million shares of common stock through Invest Direct, ESPP, and RSOP, resulting in net proceeds of $6.4 million (0.2 million shares were issued for the six months ended June 30, 2023, resulting in net proceeds of $7.7 million).

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

Capital Requirements. For the six months ended June 30, 2024, capital expenditures totaled $143.7 million ($110.6 million for the six months ended June 30, 2023). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

Employees.

As of June 30, 2024, ALLETE had 1,646 employees, of which 1,567 were full-time.

Minnesota Power and SWL&P have an aggregate of 498 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2026, for Minnesota Power and January 31, 2027, for SWL&P.

BNI Energy has 185 employees, of which 134 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2024, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

ALLETE, Inc. Second Quarter 2024 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2024, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.3 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2024.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2024, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Risks Relating to the Merger

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Agreement and Plan of Merger.)

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

The Company has incurred transaction costs of $15.7 million after-tax through June 30, 2024, and expects to incur additional material expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. Further, even if the proposed Merger is not completed, the Company will need to pay certain costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees.

We have received demand letters and a complaint related to the Merger and may become the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed. We have received a number of demand letters alleging that the disclosures contained in the preliminary proxy statement, as amended, and filed with the SEC in connection with a special meeting of shareholders to consider the Merger (Preliminary Proxy), were deficient and demanding that certain corrective disclosures be made. In addition, a complaint has been filed in the the U.S. District Court for the Southern District of New York alleging violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, disclosure deficiency in the Preliminary Proxy, and seeking to enjoin the transaction until certain disclosures are corrected. The complaint has not yet been served on any defendant. The Company believes that the demand letters and complaint are without merit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ALLETE, Inc. Second Quarter 2024 Form 10-Q

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

ITEM 5.  OTHER INFORMATION

Trading Plans. During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement. On July 31, 2024, ALLETE issued a notice to the holders of its 2.65 percent senior notes due September 10, 2025 (“2025 Notes”) regarding ALLETE’s exercise of its option to prepay all of the issued and outstanding 2025 Notes, pursuant to Section 8.2 of the note purchase agreement dated September 10, 2020, between ALLETE and each of the purchasers party thereto (Note Purchase Agreement). ALLETE will prepay all $150 million in aggregate principal amount of the 2025 Notes on September 5, 2024 (Prepayment Date). The 2025 Notes will be prepaid at 100 percent of their principal amount, plus accrued and unpaid interest thereon to, but excluding the Prepayment Date, plus any make-whole amount (as defined in the Note Purchase Agreement). A copy of the notice of prepayment is attached as Exhibit 99.1 and is incorporated herein by reference.
ALLETE, Inc. Second Quarter 2024 Form 10-Q

ITEM 6.  EXHIBITS

Exhibit	Description
2	Agreement and Plan of Merger by and among ALLETE, Inc., Alloy Parent LLC and Alloy Merger Sub LLC, dated as of May 5, 2024 (filed as Exhibit 2.1 to the May 6, 2024, Form 8-K, File No. 1-3548).*
4	Note Purchase Agreement, dated June 27, 2024, between ALLETE and the purchasers named therein.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99.1
ALLETE News Release dated August 1, 2024, announcing 2024 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

99.2	Notice of Prepayment to the Holders of the 2.65% Senior Notes due September 10, 2025 of ALLETE, Inc.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
ALLETE, Inc. Second Quarter 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 1, 2024	/s/ Steven W. Morris
Steven W. Morris
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. Second Quarter 2024 Form 10-Q