Form 10-K
period 2024-12-31
ALLETE INC
filed 2025-02-13
CIK 66756

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the year ended December 31, 2024

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
                             Emerging Growth Company    ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
The aggregate market value of voting stock held by nonaffiliates on June 28, 2024, was $3,591,830,978.
As of February 1, 2025, there were 57,901,153 shares of ALLETE Common Stock, without par value, outstanding.
Documents Incorporated By Reference
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference in Part III.

ALLETE, Inc. 2024 Form 10-K

Index (Continued)

ALLETE, Inc. 2024 Form 10-K

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc. and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction - the cost of both debt and equity funds used to finance utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
ArcelorMittal	ArcelorMittal USA LLC
Alloy Merger Sub	Alloy Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Alloy Parent.
Alloy Parent	Alloy Parent LLC, a Delaware limited liability company which, upon closing, will be jointly owned by a wholly owned subsidiary of Canada Pension Plan Investment Board and affiliates of investment vehicles affiliated with one or more funds, accounts, or other entities managed or advised by Global Infrastructure Management, LLC
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
ATC	American Transmission Company LLC
Basin	Basin Electric Power Cooperative
Bison	Bison Wind Energy Center
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
C&I	Commercial and Industrial
Caddo	ALLETE Clean Energy’s Caddo Wind Energy Facility
Camp Ripley	Camp Ripley Solar Array
CCR	Coal Combustion Residuals from Electric Utilities
Cenovus Energy	Cenovus Energy Inc.
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
COVID-19	2019 novel coronavirus
CSAPR	Cross-State Air Pollution Rule
CTO	Chief Technology Officer
DC	Direct Current
D.C. Circuit	District of Columbia Circuit Court of Appeals
Diamond Spring	ALLETE Clean Energy’s Diamond Spring Wind Energy Facility
DOC	U.S. Department of Commerce
ECO	Energy Conservation and Optimization
EPA	United States Environmental Protection Agency
ELG	Effluent Limitation Guidelines
ESOP	Employee Stock Ownership Plan
Executive Officers of ALLETE	Chair, President and Chief Executive Officer; Vice President and President of ALLETE Clean Energy; Senior Vice President and Chief Financial Officer; Vice President, Chief Legal Officer and Corporate Secretary; Vice President and Corporate Treasurer; and Vice President and Chief Operating Officer of Minnesota Power
FASB	Financial Accounting Standards Board
ALLETE, Inc. 2024 Form 10-K

Abbreviation or Acronym	Term
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulphurization
FIP	Federal Implementation Plan
Form 8-K	ALLETE Current Report on Form 8-K
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
GNTL	Great Northern Transmission Line
Hibbing Taconite	Hibbing Taconite Co.
HSR Act	Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder
HLBV	Hypothetical Liquidation at Book Value
Husky Energy	Husky Energy Inc.
HVDC	High-Voltage Direct-Current
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
IRP	Integrated Resource Plan
Item ___	Item ___ of this Form 10-K
kV	Kilovolt(s)
kW / kWh	Kilowatt(s) / Kilowatt-hour(s)
Lampert Capital Markets	Lampert Capital Markets, Inc.
Laskin	Laskin Energy Center
LLC	Limited Liability Company
MACT	Maximum Achievable Control Technology
MATS	Mercury and Air Toxics Standards
Manitoba Hydro	Manitoba Hydro-Electric Board
MBtu	Million British thermal units
Merger	Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE (the “Merger”), with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent
Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2024, by and among ALLETE, Alloy Parent, and Alloy Merger Sub
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MRO	Midwest Reliability Organization
MW / MWh	Megawatt(s) / Megawatt-hour(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
NERC	North American Electric Reliability Corporation
New Energy	New Energy Equity LLC
Nippon Steel	Nippon Steel Corporation
ALLETE, Inc. 2024 Form 10-K

Abbreviation or Acronym	Term
NIST	National Institute of Standards and Technology
Nobles 2	Nobles 2 Power Partners, LLC
NOL	Net Operating Loss
NO2	Nitrogen Dioxide
NOX	Nitrogen Oxides
Northern States Power	Northern States Power Company, a subsidiary of Xcel Energy Inc.
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-K
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
NYSE	New York Stock Exchange
Oliver Wind I	Oliver Wind I Energy Center
Oliver Wind II	Oliver Wind II Energy Center
Palm Coast Park District	Palm Coast Park Community Development District in Florida
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
PV	Photovoltaic
RFP	Request for Proposals
RSOP	Retirement Savings and Stock Ownership Plan
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Silver Bay Power	Silver Bay Power Company, a wholly-owned subsidiary of Cliffs
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOC	System and Organizational Controls
Sofidel	The Sofidel Group
South Shore Energy	South Shore Energy, LLC
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
Standard & Poor’s / S&P	S&P Global Ratings
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
Taconite Ridge	Taconite Ridge Energy Center
Town Center District	Town Center at Palm Coast Community Development District in Florida
United Taconite	United Taconite LLC, a wholly-owned subsidiary of Cliffs
UPM Blandin	UPM, Blandin paper mill owned by UPM-Kymmene Corporation
U.S.	United States of America
USS Corporation	United States Steel Corporation
VEBA	Voluntary Employee Benefit Association
VIE	Variable Interest Entities
WTG	Wind Turbine Generator

ALLETE, Inc. 2024 Form 10-K

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
•changes in and compliance with laws and regulations, the direct and indirect effects of new or changes in existing tariffs, or changes in tax rates or policies;
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
•the timing and costs incurred to consummate the Merger;
•the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or could otherwise cause the failure of the Merger to be consummated on the timeline anticipated; and
Forward Looking Statements (Continued)

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
ALLETE, Inc. 2024 Form 10-K

Part I

Item 1. Business

Overview.

ALLETE is a leader in the nation’s clean-energy transformation. Our businesses and dedicated employees deliver sustainable energy solutions that mitigate climate change, build thriving communities, help customers reach their sustainability goals and drive value for shareholders. In 2020, ALLETE’s largest business, Minnesota Power, reached a milestone of providing 50 percent renewable energy to its retail and municipal customers in Minnesota, and in 2024 delivered 55 percent renewable energy to those customers. Minnesota Power is making significant progress toward 100 percent carbon-free energy supply—a vision grounded in a steadfast commitment to climate, customers and community through its EnergyForward strategy. ALLETE Clean Energy, our second-largest business, is positioned at the heart of society’s clean-energy transformation and owns, operates and has developed for others more than 1,600 megawatts of wind energy generation across eight states—helping some of the largest companies in the country reduce their carbon footprint. Our newest business, New Energy, is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 575 MW in its history.

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

On February 7, 2023, the Minnesota Governor signed a law that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. Ongoing progress towards compliance with Minnesota's carbon-free standard is evaluated in IRP proceedings at the MPUC. Minnesota Power's next IRP will be filed in March 2025 and address progress towards compliance with the 2040 law. Minnesota Power is also working with various stakeholders and participating in the regulatory process to implement this law. (See Regulated Operations – Minnesota Legislation.)

On May 5, 2024, ALLETE entered into the Merger Agreement. The Merger Agreement provides that, on and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent. (See Note 15. Agreement and Plan of Merger.)

For more information regarding the terms of the Merger, including a copy of the Merger Agreement, see ALLETE’s Current Report on Form 8-K filed with the SEC on May 5, 2024, and ALLETE’s definitive proxy statement relating to the special meeting of shareholders filed with the SEC on July 10, 2024.

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
ALLETE, Inc. 2024 Form 10-K

Overview (Continued)

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns, operates, or has developed more than 1,600 megawatts of wind energy generation in five major energy markets and eight states across the U.S. with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2024, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

Year Ended December 31	2024	2023	2022

Consolidated Operating Revenue – Millions (a)	$1,529.8	$1,879.8	$1,570.7
Percentage of Consolidated Operating Revenue
Regulated Operations	81%	66%	80%
ALLETE Clean Energy (a)	6%	22%	8%
Corporate and Other	13%	12%	12%
	100%	100%	100%
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

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS

Electric Sales / Customers

Regulated Utility Kilowatt-hours Sold
Year Ended December 31	2024	%	2023	%	2022	%
Millions
Retail and Municipal
Residential	1,069	8	1,089	8	1,148	9
Commercial	1,322	11	1,347	11	1,359	11
Industrial	7,022	56	7,044	55	6,745	52
Municipal	469	4	466	4	540	4
Total Retail and Municipal	9,882	79	9,946	78	9,792	76
Other Power Suppliers	2,680	21	2,819	22	3,149	24
Total Regulated Utility Kilowatt-hours Sold	12,562	100	12,765	100	12,941	100
Industrial Customers. In 2024, industrial customers represented 56 percent of total regulated utility kWh sales. Our industrial customers are primarily in the taconite mining, paper, pulp and secondary wood products, and pipeline industries. Cliffs idled all production at its Northshore mine in 2022 and resumed partial pellet plant production in April 2023. (See Outlook – Regulated Operations – Industrial Customers – Taconite.)

Industrial Customer Kilowatt-hours Sold
Year Ended December 31	2024	%	2023	%	2022	%
Millions
Taconite	4,897	70	4,935	70	4,713	70
Paper, Pulp and Secondary Wood Products	714	10	669	10	735	11
Pipelines and Other Industrial	1,411	20	1,440	20	1,297	19
Total Industrial Customer Kilowatt-hours Sold	7,022	100	7,044	100	6,745	100
Six taconite facilities served by Minnesota Power made up approximately 80 percent of 2023 iron ore pellet production in the U.S. according to data from the Minnesota Department of Revenue 2024 Mining Tax Guide. These taconite facilities are owned by Cliffs and USS Corporation. (See Large Power Customer Contracts.) Sales to taconite customers represented 4,897 million kWh, or 70 percent, of total industrial customer kWh sales in 2024. Taconite, an iron bearing rock of relatively low iron content, is abundantly available in northern Minnesota and an important domestic source of raw material for the steel industry. Taconite processing plants use large quantities of electric power to grind the iron-bearing rock, and agglomerate and pelletize the iron particles into taconite pellets.

Minnesota Power’s taconite customers are capable of producing approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steelmaking facilities that are part of the integrated steel industry, which continue to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel production in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. The demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user both require steel. Historically, approximately 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 76 percent of capacity in 2024 (75 percent in 2023 and 78 percent in 2022). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2025 will increase by approximately 2 percent compared to 2024.

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)
Industrial Customers (Continued)

The following table reflects Minnesota Power’s taconite customers’ production levels for the past ten years:

Minnesota Power Taconite Customer Production
Year	Tons (Millions)
2024*	34
2023	35
2022	32
2021	39
2020	30
2019	37
2018	39
2017	38
2016	28
2015	31
Source: Minnesota Department of Revenue 2024 Mining Tax Guide for years 2015 - 2023.
* Preliminary data from the Minnesota Department of Revenue.
Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.07, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

In addition to serving the taconite industry, Minnesota Power serves a number of customers in the paper, pulp and secondary wood products industry, which represented 714 million kWh, or 10 percent of total industrial customer kWh sales in 2024. Minnesota Power also has an agreement to provide steam for one paper and pulp customer for use in the customer’s operations. The major paper and pulp mills we serve reported operating at similar levels in 2024 compared to 2023. Sofidel completed the acquisition of the Duluth Mill from ST Paper in the first quarter of 2024. In the third quarter of 2024, Sofidel announced plans to invest between $200 million and $250 million to add a conversion facility and automated warehouse to the tissue plant. (See Outlook – Regulated Operations – Industrial Customers – Paper, Pulp and Secondary Wood Products – Sofidel.)

Large Power Customer Contracts. Minnesota Power had eight Large Power Customer contracts as of December 31, 2024, each serving requirements of 10 MW or more of customer load. Certain facilities with common ownership are served under combined contracts. The customers as of December 31, 2024, consisted of six taconite facilities owned by Cliffs and USS Corporation as well as four paper and pulp mills. Minnesota Power also serves Northshore Mining through a PSA with its affiliate Silver Bay Power, in addition to the load served through its Large Power Customer contract with United Taconite and Northshore Mining. (See Silver Bay Power PSA.)

ALLETE, Inc. 2024 Form 10-K

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

Contract Status for Minnesota Power Large Power Customers
As of December 31, 2024

Customer	Industry	Location	Ownership	Earliest Termination Date
Cliffs – Minorca Mine (a)	Taconite	Virginia, MN	Cliffs	December 31, 2028
Hibbing Taconite (a)(d)	Taconite	Hibbing, MN	85.3% Cliffs 14.7% USS Corporation	December 31, 2028
United Taconite and Northshore Mining (a)	Taconite	Eveleth, MN and Babbitt, MN	Cliffs	December 31, 2028
USS Corporation (USS – Minnesota Ore) (b)(d)	Taconite	Mtn. Iron, MN and Keewatin, MN	USS Corporation	(e)
Boise, Inc. (a)	Paper	International Falls, MN	Packaging Corporation of America	December 31, 2028
UPM Blandin	Paper	Grand Rapids, MN	UPM-Kymmene Corporation	December 31, 2029
Sappi Cloquet LLC (a)	Paper and Pulp	Cloquet, MN	Sappi Limited	December 31, 2028
Sofidel (c)	Paper	Duluth, MN	Sofidel	February 28, 2029
(a)The contract will terminate four years from the date of written notice from either Minnesota Power or the customer. No notice of contract cancellation has been given by either party. Thus, the earliest date of cancellation is December 31, 2028.
(b)USS Corporation owns both the Minntac Plant in Mountain Iron, MN, and the Keewatin Taconite Plant in Keewatin, MN.
(c)Sofidel completed the acquisition of the Duluth Mill from ST Paper in the first quarter of 2024. (See Outlook – Regulated Operations – Industrial Customers – Paper, Pulp and Secondary Wood Products.)
(d)In December 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of USS Corporation’s stock. (See Outlook – Regulated Operations – Industrial Customers – Taconite.)
(e)On January 27, 2025, USS Corporation exercised its rights under its electric service agreement with Minnesota Power to provide a four-year notice of termination. Minnesota Power and USS Corporation are working together to meet USS Corporation’s evolving energy needs. Absent any other action by the parties, the termination of the current electric service agreement would be effective January 27, 2029, and USS Corporation would become a non-contract large power customer of Minnesota Power.
ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)

Silver Bay Power PSA. Minnesota Power has a PSA with Silver Bay Power through 2031 to supply its full energy requirements. Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power.

Residential and Commercial Customers. In 2024, residential and commercial customers represented 19 percent of total regulated utility kWh sales.

Municipal Customers. In 2024, municipal customers represented 4 percent of total regulated utility kWh sales.

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

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power where Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold approximately 41 percent to Minnkota Power in 2024 (37 percent in 2023 and 32 percent in 2022). Minnkota Power’s net entitlement increases to approximately 46 percent in 2025 and 50 percent in 2026. (See Power Supply – Long-Term Purchased Power.)

Hibbing Public Utilities. Minnesota Power has a long-term power contract with Hibbing Public Utilities for the period of June 1, 2022, through May 31, 2027.

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

Power Supply

In order to meet its customers’ electric requirements, Minnesota Power utilizes a mix of its own generation and purchased power. In 2024, 55 percent of Minnesota Power’s power supply for its retail and municipal customers in Minnesota has been provided by renewable energy sources. This was enabled by the completion of the 250 MW Nobles 2 wind energy facility in December 2020 and the GNTL in June 2020, which is used to deliver 250 MW of hydroelectric energy from Manitoba Hydro. Minnesota Power’s remaining operating coal-fired facilities are Boswell Units 3 and 4, which Minnesota Power plans to cease coal operations at by 2030 and 2035, respectively. (See Regulatory Matters.) Renewable energy percentages may vary year to year based on weather, system demand and transmission constraints.

The following table reflects Minnesota Power’s generating capabilities as of December 31, 2024, and total electrical supply for 2024. Minnesota Power had an annual net peak load of 1,532 MW on January 19, 2024.

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

					Year Ended
	Unit	Year	Net		December 31, 2024
Regulated Utility Power Supply	No.	Installed	Capability		Generation and Purchases
			MW		MWh	%
Coal-Fired
Boswell Energy Center (a)	3	1973	352
in Cohasset, MN	4	1980	468	(b)
			820		3,794,254	29.2
Total Coal-Fired			820		3,794,254	29.2
Biomass Co-Fired / Natural Gas
Hibbard Renewable Energy Center in Duluth, MN	3 & 4	1949, 1951	60		66,884	0.5
Laskin Energy Center in Hoyt Lakes, MN	1 & 2	1953	98		172,011	1.3
Total Biomass Co-Fired / Natural Gas			158		238,895	1.8
Hydro (c)
Group consisting of ten stations in MN	Multiple	Multiple	120		504,384	3.9
Wind (d)
Taconite Ridge Energy Center in Mtn. Iron, MN	Multiple	2008	25		47,389	0.4
Bison Wind Energy Center in Oliver and Morton Counties, ND	Multiple	2010-2014	497		1,232,079	9.5
Total Wind			522		1,279,468	9.9
Solar (e)
Group consisting of two solar arrays in MN	Multiple	Multiple	10		15,104	0.1
Total Generation			1,630		5,832,105	44.9

Long-Term Purchased Power
Lignite Coal - Square Butte near Center, ND (f)					1,508,295	11.6
Wind - Oliver Wind I and II in Oliver County, ND					357,727	2.8
Wind - Nobles 2 in Nobles County, MN (g)					978,793	7.5
Hydro - Manitoba Hydro in Manitoba, Canada					1,463,184	11.3
Solar - Purchases from five solar arrays in MN					40,791	0.3
Total Long-Term Purchased Power					4,348,790	33.5
Other Purchased Power (h)					2,798,454	21.6
Total Purchased Power					7,147,244	55.1
Total Regulated Utility Power Supply					12,979,349	100.0
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

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)
Power Supply (Continued)

Fuel. Minnesota Power purchases low-sulfur, sub-bituminous coal from the Powder River Basin region located in Montana and Wyoming. Coal consumption in 2024 for electric generation at Minnesota Power’s coal-fired generating stations was 2.3 million tons (2.7 million tons in 2023; 2.7 million tons in 2022). As of December 31, 2024, Minnesota Power had coal inventories of 0.6 million tons (0.7 million tons as of December 31, 2023). Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2025. In 2025, Minnesota Power expects to obtain coal under these coal supply agreements and in the spot market. Minnesota Power continues to explore other future coal supply options and believes that adequate supplies of low-sulfur, sub-bituminous coal will continue to be available.

Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2027. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.

Coal Delivered to Minnesota Power
Year Ended December 31	2024	2023	2022
Average Price per Ton	$40.20	$41.23	$39.98
Average Price per MBtu	$2.20	$2.30	$2.25

Long-Term Purchased Power. Minnesota Power has contracts to purchase capacity and energy from various entities, including output from certain coal, wind, hydro and solar generating facilities.

Our PPAs are detailed in Note 9. Commitments, Guarantees and Contingencies, with additional disclosure provided in the following paragraph.

Square Butte PPA. Under the PPA with Square Butte that extends through 2026, Minnesota Power is entitled to 50 percent of the output of Square Butte’s 455 MW coal-fired generating unit. (See Note 9. Commitments, Guarantees and Contingencies.) BNI Energy mines and sells lignite coal to Square Butte. This lignite supply is sufficient to provide fuel for the anticipated useful life of the generating unit. Square Butte’s cost of lignite consumed in 2024 was approximately $2.25 per MBtu ($2.36 per MBtu in 2023; $2.05 per MBtu in 2022). (See Electric Sales / Customers – Minnkota Power PSA.)

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

Solar Energy. Minnesota Power purchases solar energy from approximately 20 MW of solar energy facilities located in Minnesota that are owned by an ALLETE subsidiary, and a one MW community solar garden in northeastern Minnesota, which is owned and operated by a third party.

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)

Transmission and Distribution

We have electric transmission and distribution lines of 500 kV (232 miles), 345 kV (241 miles), 250 kV (466 miles), 230 kV (715 miles), 161 kV (43 miles), 115 kV (1,387 miles) and less than 115 kV (6,685 miles). We own and operate 154 substations with a total capacity of 10,647 megavolt-amperes. Some of our transmission and distribution lines interconnect with other utilities, and we own some of our transmission lines jointly with other utilities. (See Note 3. Jointly-Owned Facilities and Assets and Outlook – Regulated Operations – Transmission.)

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

Investment in ATC

Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. As of December 31, 2024, our equity investment in ATC was $194.4 million ($179.7 million as of December 31, 2023). (See Note 6. Equity Investments.)

ATC’s authorized return on equity was 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. On August 9, 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to the FERC. On October 17, 2024, FERC ordered a return on equity of 9.98 percent, or 10.48 percent including an incentive adder for participation in a RTO, effective September 28, 2016.

In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

ATC’s most recent 10-year transmission assessment, which covers the years 2024 through 2033, identifies a need for between $8.9 billion and $10.9 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

ALLETE, Inc. 2024 Form 10-K

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

Minnesota Public Utilities Commission. The MPUC has regulatory authority over Minnesota Power’s retail service area in Minnesota, retail rates, retail services, capital structure, issuance of securities and other matters. Minnesota Power’s retail base rates through 2022 were based on a 2018 MPUC retail rate order that allowed for a 9.25 percent return on common equity and a 53.81 percent equity ratio. Interim rates were implemented in Minnesota Power’s 2022 general rate case beginning in January 2022, and the resolution of Minnesota Power’s 2022 general rate case changed the allowed return on equity to 9.65 percent and the equity ratio to 52.50 percent beginning October 1, 2023. (See 2022 Minnesota General Rate Case.) Minnesota Power expects to implement updated rates based on the 2024 MPUC retail rate order in the first quarter of 2025. This order allows for a return on equity of 9.78 percent and an equity ratio of 53.00 percent. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission and renewable investments.

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing sought a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. As part of the settlement agreement, the parties agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, an equity ratio of 53.00 percent, all non-financial items and cost allocation. In an order dated November 25, 2024, the MPUC approved the settlement agreement. Final rates are expected to be implemented in the first quarter of 2025; interim rates will be collected through this period with reserves recorded as necessary. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $23.0 million pre-tax as of December 31, 2024, which is subject to MPUC approval of Minnesota Power’s refund calculation.

2022 Minnesota General Rate Case. In an order dated February 28, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. In March 2023, Minnesota Power filed a petition for reconsideration with the MPUC requesting reconsideration and clarification of certain decisions in the MPUC’s order. The MPUC denied the requests for reconsideration in an order dated May 15, 2023.

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

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)
Regulatory Matters (Continued)

Minnesota Power Land Sales. In August 2020, Minnesota Power filed a petition with the MPUC for approval to sell land that surrounds several reservoirs on its hydroelectric system and is no longer required to maintain its operations. The land had an estimated value of approximately $100 million, and Minnesota Power proposed to credit ratepayers the net proceeds from the sales in a future rate case or through its renewable resources rider to mitigate future rate increases. In a November 2021 order, the MPUC authorized the land sales and directed the net proceeds to be refunded to ratepayers subject to certain conditions and required compliance filings. As of December 31, 2024, we have a regulatory liability recorded of $59.7 million related to these sales.

2021 Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP, which was approved by the MPUC in an order dated January 9, 2023. The approved IRP, which reflects a joint agreement reached with various stakeholders, outlines Minnesota Power’s clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. Minnesota Power is expected to file its next IRP in March 2025.

Minnesota Power is making significant progress toward 100 percent carbon-free energy supply, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s achievement, in 2020, of providing 50 percent renewable energy to its customers.

Public Service Commission of Wisconsin. The PSCW has regulatory authority over SWL&P’s retail sales of electricity, natural gas and water, issuances of securities and other matters. SWL&P’s retail rates through 2022 were based on a December 2018 order by the PSCW that allowed for a return on equity of 10.40 percent and a 55.00 percent equity ratio. The resolution of SWL&P’s 2022 general rate case changed the allowed return on equity to 10.00 percent and maintained an equity ratio of 55.00 percent. (See 2022 Wisconsin General Rate Case.) The resolution of SWL&P’s 2024 general rate case further changed the allowed return on equity to 9.80 percent and continued to maintain an equity ratio of 55.00 percent beginning January 1, 2025. (See 2024 Wisconsin General Rate Case.)

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing sought an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would have increased rates by approximately 5.90 percent for retail customers and generate an estimated $7.3 million of additional revenue. In an order dated December 12, 2024, the PSCW approved an annual increase of approximately $5.5 million reflecting a return on equity of 9.80 percent and a 55.00 percent equity ratio. Final rates went into effect January 1, 2025.

2022 Wisconsin General Rate Case. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.00 percent and a 55.00 percent equity ratio. Final rates went into effect January 1, 2023.

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

ALLETE, Inc. 2024 Form 10-K

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

Minnesota Legislation

Renewable and Carbon-Free Energy Requirements. On February 7, 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The law increases the renewable energy standard from 25 percent renewable by 2025 to 55 percent renewable by 2035, and requires investor-owned Minnesota utilities to provide 80 percent carbon-free energy by 2030, 90 percent carbon-free energy by 2035 and 100 percent carbon-free energy by 2040. The law utilizes renewable energy credits as the means to demonstrate compliance with both the carbon-free and renewable energy standards, includes an off ramp provision that enables the MPUC to protect reliability and customer costs through modification or delay of either the renewable energy standard, the carbon-free standard, or both, and streamlines development and construction of wind energy projects and transmission in Minnesota. Ongoing progress towards compliance with Minnesota's Carbon Free Standard is evaluated in the IRP proceedings at the MPUC. Minnesota Power's next IRP will be filed in March 2025 and discuss progress towards compliance with the 2040 law. Minnesota Power is also working with various stakeholders and participating in the regulatory process to implement this legislation.

In 2024, 55 percent of Minnesota Power’s power supply for its retail and municipal customers in Minnesota has been provided by renewable energy sources. Minnesota Power’s plans include expanding its renewable energy supply to 70 percent renewable energy by 2030. Minnesota Power has also set a target to achieve an 80 percent reduction in carbon emissions by 2035 compared to 2005 levels. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – EnergyForward.)

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

ALLETE, Inc. 2024 Form 10-K

REGULATED OPERATIONS (Continued)

Competition

Retail electric energy sales in Minnesota and Wisconsin are made to customers in assigned service territories. As a result, most retail electric customers in Minnesota do not have the ability to choose their electric supplier. Large energy users of 2 MW and above that are located outside of a municipality are allowed to choose a supplier upon MPUC approval. Minnesota Power served eight Large Power Customers under contracts of at least 10 MW in 2024, none of which have engaged in a competitive rate process. (See Electric Sales / Customers.) No other large commercial or small industrial customers in Minnesota Power’s service territory have sought a provider outside Minnesota Power’s service territory. Retail electric and natural gas customers in Wisconsin do not have the ability to choose their energy supplier. In both states, however, electricity may compete with other forms of energy. Customers may also choose to generate their own electricity, or substitute other forms of energy for their manufacturing processes.

In 2024, 4 percent of total regulated utility kWh sales were to municipal customers in Minnesota. These customers have the right to seek an energy supply from any wholesale electric service provider upon contract expiration. Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through 2037. Minnesota Power’s wholesale electric contracts with 13 other non-affiliated municipal customers are effective through 2029. (See Electric Sales / Customers.)

The FERC has continued with its efforts to promote a competitive wholesale market through open-access electric transmission and other means. As a result, our electric sales to Other Power Suppliers and our purchases to supply our retail and wholesale load are made in a competitive market.

Franchises

Minnesota Power holds franchises to construct and maintain an electric distribution and transmission system in certain cities within its service territory. The remaining cities, villages and towns served by Minnesota Power do not require a franchise to operate. SWL&P serves customers under electric, natural gas or water franchises in one city and 14 villages and towns.

ALLETE CLEAN ENERGY

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns, operates, or has developed more than 1,600 megawatts of wind energy generation in five major energy markets and eight states across the U.S. with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – ALLETE Clean Energy.)

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

ALLETE, Inc. 2024 Form 10-K

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

Region	Wind Energy Facility	Capacity MW	MW	PSA Expiration
East	Armenia Mountain	101
	PSA 1		50%	2031
	PSA 2		50%	2031
Midwest	Lake Benton	104	100%	2028
	Storm Lake I	108	100%	2027
	Storm Lake II	77
	Merchant		90%	n/a
	PSA		10%	2032
	Other	17	100%	2028
South	Caddo	303
	Merchant		27%	n/a
	PSA 1		66%	2034
	PSA 2		7%	2034
	Diamond Spring	303
	PSA 1		58%	2035
	PSA 2		25%	2032
	PSA 3		17%	2035
West	Condon	50	100%	2028
	Glen Ullin	106	100%	2039
	South Peak	80	100%	2035

The majority of ALLETE Clean Energy’s wind operations are located on real property owned by others with easement rights or necessary consents of governmental authorities. ALLETE Clean Energy’s Glen Ullin, South Peak, Diamond Spring and Caddo wind energy facilities are subject to tax equity financing structures. (See Note 1. Operations and Significant Accounting Policies.)

CORPORATE AND OTHER

New Energy

In April 2022, a wholly-owned subsidiary of ALLETE acquired 100 percent of the membership interests of New Energy for a purchase price of $165.5 million. New Energy, which is headquartered in Annapolis, Maryland, is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 575 MW in its history, totaling more than $1.4 billion of capital. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across over 20 different states. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. New Energy will continue its current strategy of developing, owning and operating renewable energy projects.

Investment in Nobles 2

Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. As of December 31, 2024, our equity investment in Nobles 2 was $145.7 million ($151.5 million at December 31, 2023). (See Note 6. Equity Investments.)

ALLETE, Inc. 2024 Form 10-K

CORPORATE AND OTHER (Continued)

South Shore Energy

South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting upon the completion of the facility pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy will be responsible for approximately 20 percent. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2024, is approximately $10 million.

BNI Energy

BNI Energy is a supplier of lignite coal in North Dakota, producing approximately 4 million tons annually and has an estimated 650 million tons of lignite coal reserves. Two electric generating cooperatives, Minnkota Power and Square Butte, consume virtually all of BNI Energy’s production of lignite under cost-plus fixed fee coal supply agreements extending through December 31, 2037. (See Item 1. Business – Regulated Operations – Power Supply – Long-Term Purchased Power and Note 9. Commitments, Guarantees and Contingencies.) The mining process disturbs and reclaims between 200 and 250 acres per year. Laws require that the reclaimed land be at least as productive as it was prior to mining. As of December 31, 2024, BNI Energy’s total reclamation liability is estimated at $82.1 million, which is included in Other Non-Current Liabilities on the Consolidated Balance Sheet at its present value. These costs are included in the cost-plus fixed fee contract, for which an asset reclamation cost receivable was included in Other Non-Current Assets on the Consolidated Balance Sheet. The asset reclamation obligation is guaranteed by surety bonds and a letter of credit. (See Note 9. Commitments, Guarantees and Contingencies.)

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

Seller Financing. ALLETE Properties occasionally provides seller financing to qualified buyers. As of December 31, 2024, outstanding finance receivables were $3.5 million, net of reserves, with maturities through 2029. These finance receivables accrue interest at market-based rates and are collateralized by the financed properties.

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

As of December 31, 2024, non-rate base generation consists of 29 MW of natural gas and hydro generation at Rapids Energy Center in Grand Rapids, Minnesota, which is primarily dedicated to the needs of one customer, UPM Blandin, and approximately 20 MW of solar energy facilities located in Sylvan, Hoyt Lakes, and Duluth, Minnesota, which sell energy generated to Minnesota Power.

ALLETE, Inc. 2024 Form 10-K

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

HUMAN CAPITAL MANAGEMENT

The Company’s key human capital management objectives are to attract, recognize and retain high quality talent, align with strategic business objectives and support the Company’s values. To support these objectives, the Company’s programs are designed to develop talent; reward and support employees through competitive compensation programs and benefit plans; enhance the Company’s culture through efforts aimed at making the workplace more engaging, safe and inclusive; and recruit talent and leverage internal opportunities to create a high-performing, diverse workforce. Our management, the ALLETE Board of Directors Executive Compensation and Human Capital Committee, and our Board of Directors as a whole play key roles in reviewing and overseeing our human capital practices.

As of December 31, 2024, ALLETE had 1,616 employees, of which 1,564 were full-time. We also respect employees’ freedom of association and their right to collectively organize. As of December 31, 2024, Minnesota Power and SWL&P have an aggregate of 490 employees covered under collective bargaining agreements, of which most are members of the International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2026, for Minnesota Power and January 31, 2027, for SWL&P. BNI Energy has 129 employees that are members of IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

ALLETE’s Human Rights Policy confirms our commitment to the advancement and protection of human rights, consistent with U.S. human rights laws and the general principles in the International Labour Organization Convention.

Integrity. Integrity is a foundational, shared value at ALLETE, is important to ALLETE’s business and operations, and enables our success. The Company has a written Code of Business Conduct that applies to all our employees, directors of ALLETE, contractors, vendors, and others who do business with or on behalf of ALLETE.

Health and Safety. The success of our business is fundamentally connected to the well-being of our people. Our journey to zero injury starts with a culture that is open and transparent. We encourage all employees to report injuries, near misses, and good catches, so that we can learn and share with others throughout the Company to improve safety performance. Leaders have regular safety conversations with employees, where hazard identification and controls are discussed to ensure we have defenses in depth and the capability to work safely. To monitor progress, the Company uses both leading and lagging indicators to analyze safety performance, injury trends, program participation and other data, such as data from our Company-wide safety perception survey to make informed decisions on safety practices aligned with direct input from our valued employees.

ALLETE, Inc. 2024 Form 10-K

HUMAN CAPITAL MANAGEMENT (Continued)

Talent Attraction, Retention and Development. For more than a century, ALLETE has been successful because of our ability to attract and retain high-quality people who demonstrate our shared values. We engage in workforce planning, and succession planning, while building a robust talent pathways and monitoring turnover.

We recognize and support the growth and development of our employees and offer opportunities to participate in internal and external learning programs, supervisory and leadership development programs, and mentoring. Our internal talent development programs provide employees with the resources they need to develop proficiency in their role, help achieve their career goals and build leadership skills. We are focusing initiatives on programs to expand the diversity of new hires and updating on-the-job training—including apprenticeships and scholarships aimed at bridging opportunity gaps—as we recognize the importance of a strong talent pathway. Our internship program and our partnerships and participation in outreach programs with local schools and colleges attract students to careers in the energy industry.

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

Living Our People Value. We care for people – our employees, our customers, the communities in which we serve, and our investors. We demonstrate this care by respecting and embracing differences and creating an environment where everyone feels included and can thrive. We believe that a workforce comprised of diverse backgrounds and experiences, where everyone is welcome and treated equitably, leads to stronger outcomes for all stakeholders.

The Company has a Respect in the Workplace initiative, which includes education as well as ongoing discussions focused on building respectful relationships and managing bias. We strive to ensure our People value is demonstrated in the areas of workforce, supply chain, communications, customer relations, and community citizenship at ALLETE. ALLETE continues to take tangible steps toward advancing efforts by continuing to raise awareness and furthering intentional external relationships and partnerships.

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
ALLETE, Inc. 2024 Form 10-K

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

As of February 13, 2025, these are the executive officers of ALLETE:

Executive Officers	Initial Effective Date

Bethany M. Owen, Age 59
Chair, President and Chief Executive Officer	May 11, 2021
President and Chief Executive Officer	February 3, 2020

Nicole R. Johnson, Age 50
Vice President and President of ALLETE Clean Energy	August 22, 2022
Vice President and Chief Administrative Officer	June 28, 2019

Steven W. Morris, Age 63 (a)
Senior Vice President and Chief Financial Officer	February 9, 2022
Vice President and Chief Accounting Officer	October 28, 2021
Vice President, Controller and Chief Accounting Officer	December 24, 2016

Julie L. Padilla, Age 49
Vice President, Chief Legal Officer and Corporate Secretary	June 1, 2024

Jeffrey J. Scissons, Age 48
Vice President and Corporate Treasurer	September 19, 2024

Joshua J. Skelton, Age 45
Vice President and Chief Operating Officer of Minnesota Power	August 22, 2022

(a)    On January 24, 2025, ALLETE announced the planned retirement of Steven W. Morris. As part of an orderly transition, Mr. Morris will remain at the Company through his retirement date of July 18, 2025.

All of the executive officers have been employed by us for more than five years in executive or management positions except for Ms. Padilla. Prior to election to the positions listed above, the following executives held other positions with the Company during the past five years.

•Mr. Skelton was Chief Operating Officer of Minnesota Power from November 2020 to August 2022; and Vice President Generation Operations and ALLETE Safety from May 2019 to November 2020.
•Mr. Scissons was ALLETE Corporate Development and ALLETE Clean Energy Strategy Officer from September 2023 to September 2024; ALLETE Clean Energy Chief Financial and Strategy Officer from January 2022 to September 2023; Director Corporate Development from January 2021 to January 2022; and Assistant Treasurer from January 2017 to January 2021.

During the past five years, Ms. Padilla held positions as Chief Regulatory Officer at Twin Metals Minnesota from April 2019 to July 2022 and an attorney at Fryberger Law Firm from November 2022 to April 2024.

There are no family relationships between any of the executive officers. All officers and directors are elected or appointed annually.

The present term of office of the executive officers listed in the preceding table extends to the first meeting of our Board of Directors after the next annual meeting of shareholders. Both meetings are scheduled for May 13, 2025.

ALLETE, Inc. 2024 Form 10-K

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

Minnesota Power’s Large Power Customers (see Item 1. Business – Regulated Operations – Electric Sales / Customers) and Silver Bay Power accounted for 31 percent of our 2024 consolidated operating revenue (24 percent in 2023 and 29 percent in 2022) and 38 percent of Regulated Operations operating revenue (36 percent in 2023 and 36 percent in 2022). Minnesota Power’s taconite customers, which are currently owned by only two entities at the end of 2024, accounted for approximately 27 percent of consolidated operating revenue and 33 percent of Regulated Operations operating revenue in 2024. This concentrated ownership presents customer concentration risk for the Company, and could lead to further capacity consolidation for both steel blast furnaces and related Minnesota iron ore production. These customers are also involved in cyclical industries that by their nature are adversely impacted by economic downturns and are subject to strong competition in the marketplace. The North American paper and pulp industry also faces declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations or idled facilities in recent years and have pursued or are pursuing product changes in response to declining demand. Additionally, the taconite industry could be impacted by changing technology in the steel industry such as the adoption of electric arc furnaces for steelmaking, which could result in declining demand for taconite and the electricity used during its production.

Minnesota Power also serves two pipeline customers that accounted for 2 percent of our 2024 consolidated operating revenue (2 percent in 2023 and in 2022) and 2 percent of Regulated Operations revenue in 2024 (3 percent in 2023 and 2 percent in 2022). These customers are involved in an industry that is seeing increased environmental pressure for construction of new or expanded pipeline infrastructure for the transportation of fossil fuels. Changes in regulatory rulings or permit proceedings could result in changes to operations of the pipeline network in our service territory.

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

ALLETE, Inc. 2024 Form 10-K

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

ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)
Regulated Operations Risks (Continued)

These laws and regulations generally require us to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Violations of these laws and regulations could expose us to regulatory and legal proceedings, disputes with, and legal challenges by, governmental authorities and private parties, as well as potential significant civil fines criminal penalties and other sanctions. On August 12, 2024, Minnesota Power received a Notice of Violation (NOV) from the MPCA, related to the spill at Boswell from a pipeline carrying ash wastewater from an inactive onsite storage pond to Blackwater Creek, which the Company reported on July 16, 2024. Minnesota Power continues to work with state and federal agencies to evaluate and mitigate the impacts from this event. We are unable to predict the mitigation or other costs related to the ash wastewater spill at this time; however, the costs could be material. (See Note 9. Commitments, Guarantees and Contingencies.)

Existing environmental regulations may be revised and new environmental regulations may be adopted or become applicable to us. Revised or additional regulations which result in increased compliance costs or additional operating restrictions, particularly if those costs are not fully recoverable from customers, could have an adverse effect on our results of operations.

There is significant uncertainty regarding if and when new laws, regulations or administrative policies will be adopted to reduce or limit GHG and the impact any such laws or regulations would have on us. In 2024, our operating coal-fired generating facilities consisted of the 352 MW Boswell Unit 3 and the 468 MW Boswell Unit 4. (See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operation – Outlook – EnergyForward.) Any future limits on GHG emissions at the federal or state level, or action taken by regulators, before these facilities are retired or become coal-free may require us to incur significant capital expenditures and increases in operating costs, or could result in early closure of coal-fired generating facilities, stranded assets, an impairment of assets, denial of full recovery of decommissioning costs in excess of amounts previously collected, or otherwise adversely affect our results of operations, particularly if resulting expenditures and costs are not fully recoverable from customers.

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

ALLETE, Inc. 2024 Form 10-K

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
•wars, sabotage, terrorist acts, cybersecurity attacks or other catastrophic events; and
•federal, state, local and foreign energy, environmental, or other regulation and legislation, including the direct and indirect effects of new or changes in tariffs.

Volatility in market prices for our fuel and purchased power costs impacts our sales to retail, municipal and Other Power Suppliers. Fluctuations in our fuel and purchased power costs related to our retail and municipal customers are passed on to customers through the fuel adjustment clause; however, our results of operations and cash flows may be adversely impacted if increased fuel adjustment clause rates are not approved or recovered on a timely basis, if cost recovery is not granted at the requested level, or costs are otherwise unable to be recovered through the fuel adjustment clause.

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
ALLETE, Inc. 2024 Form 10-K

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

Acquisitions and operations of recently acquired entities are subject to uncertainties. If we are unable to successfully integrate and manage future acquisitions and strategic investments, this could have an adverse impact on our results of operations. Our actual results may also differ from our expectations due to factors such as the ability to obtain timely regulatory or governmental approvals, integration and operational issues and the ability to retain management and other key personnel.

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
ALLETE, Inc. 2024 Form 10-K

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

ALLETE Clean Energy is party to PSAs that expire in various years between 2027 and 2039. These PSA expirations are prior to the end of the estimated useful lives of the respective wind energy facilities. If, for any reason, ALLETE Clean Energy is unable to enter into new agreements with existing or new counterparties on similar terms once the current agreements expire, sell energy in the wholesale market resulting in similar revenue, or enter into a contract to sell the facility at a profit, our financial position, results of operations and cash flows could be adversely affected, which includes potential impairment of property, plant and equipment.

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

We had approximately $155 million of goodwill recorded on our Consolidated Balance Sheet as of December 31, 2024, related to New Energy. If we change our business strategy, fail to deliver on our projected results or if market or other conditions adversely affect the operations of New Energy, we may be required to record an impairment charge. Declines in projected operating cash flows at New Energy could also result in an impairment charge. An impairment charge would result in a non-cash charge to earnings that could have an adverse effect on our results of operations.

ALLETE, Inc. 2024 Form 10-K

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

Despite any efforts made to mitigate the impacts on the Company of an epidemic, pandemic or other outbreak, their ultimate impact also depends on factors beyond our control, including their duration and severity as well as governmental and third-party actions taken to contain their spread and mitigate their public health effects. As a result, we cannot predict the ultimate impact of an epidemic, pandemic or other outbreak, such as the COVID-19 pandemic and whether it will have a material impact on our liquidity, financial position, results of operations and cash flows.

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
ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

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

The U.S. government currently imposes anti-dumping and countervailing duties on certain imported photovoltaic (PV) cells and modules from China and Taiwan. Such duties can change over time pursuant to annual reviews conducted by the U.S. Department of Commerce (DOC). On August 18, 2023, the U.S. DOC issued a final affirmative determination that imports of certain PV cells and modules assembled and completed in Cambodia, Malaysia, Thailand, and Vietnam are circumventing anti-dumping and countervailing duties. Duties were not collected on imports before June 2024 as a result of a temporary duty suspension ordered by the U.S. President. Our operating results could be adversely impacted if this U.S. DOC circumvention determination results in duties assessed on future purchases made by our businesses after the current moratorium ends, or if additional anti-dumping and countervailing duties are imposed by the U.S. government on products purchased by our businesses.

ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

Our results of operations could be adversely affected by changes in governmental policy related to taxes, tariffs and duties, as well as grants and other incentives.

Our business, investments and customers could be adversely affected by the direct and indirect effects of recently proposed and new tariffs, or changes in existing tariffs, on purchases from suppliers located outside of the U.S. or suppliers with products sourced from outside of the U.S.

Minnesota Power has PPAs that provide for the purchase of capacity and energy from Manitoba Hydro in Canada and also purchases other energy and capacity through MISO or under bilateral contracts with other power suppliers that may be sourced from outside of the U.S. A portion of SWL&P’s natural gas purchases for resale in its regulated service territory is also sourced from Canada. In addition, the Company has various other agreements for the purchase of equipment and other components for use in our operations or capital projects that may be sourced from outside the U.S.. We are evaluating the impact of proposed tariffs on our operations, capital projects and purchases from and agreements with suppliers.

The U.S. Department of Energy (DOE) previously awarded grants on two transmission projects that are currently under various stages of development. (See Outlook – Transmission – North Plains Connector Development Agreement and HVDC Transmission System Project.) These projects could be materially affected by changes in DOE’s funding policies.

Our businesses, investments and customers are subject to extensive state and federal legislation and regulation, compliance with which could have an adverse effect on our businesses.

Our businesses, investments and customers are subject to, and affected by, extensive state and federal legislation and regulation. If it was determined that our businesses failed to comply with applicable laws and regulations, we could become subject to fines or penalties or be required to implement additional compliance measures or actions, the cost of which could be material. If we are unable to obtain all required permits and approvals for our development projects, it could negatively impact our ability to execute on our EnergyForward strategy. Adoption of new laws, rules, regulations, principles, public policy positions or practices and their interpretations by federal and state agencies, or changes to or a failure to comply with current laws, rules, regulations, principles, public policy positions or practices and their interpretations, could have an adverse effect on our financial position, results of operations and cash flows.

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

ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

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

Climate-related risks that could adversely affect our financial position and results of operations include effects of environmental- or economic-based laws, regulations, incentives or initiatives designed to reduce the quantity or impact of GHG emissions, the ability of our regulated businesses to obtain rate adjustments to recover costs and investments to implement clean-energy transition plans, or disruptions to the economy or energy markets caused by climate change. This includes the risk of laws or regulations that create mandates that do not allow for a transition that protects the safety, reliability or affordability of energy for our customers, are implemented before cost-effective technology is developed and regulatory policy is established, or require the electric sector to decarbonize faster than other sectors. Additionally, restrictions on land use, wildlife impacts, and other environmental regulations could affect the siting, construction and operation of new or existing generation and transmission facilities needed to transition to lower-carbon generation sources.

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

ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)
Entity-wide Risks (Continued)

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

ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)

Risks Relating to the Merger

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 15. Agreement and Plan of Merger.)

There is no assurance when or if the Merger will be completed, and there could be an adverse effect on the Company’s business, results of operations, financial condition or cash flows if the Merger is not completed or is delayed.

Consummation of the Merger is subject to various closing conditions, including: (1) approval of the shareholders of ALLETE; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company. The Merger Agreement also contains certain termination rights for both ALLETE and Alloy Parent, including if the Merger is not consummated by August 5, 2025 (subject to extension for an additional two successive three-month periods if all of the conditions to closing, other than the conditions related to obtaining regulatory approvals, have been satisfied). While the shareholders of ALLETE voted to approve and adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger, at a special meeting of the shareholders that was held on August 21, 2024, there can be no assurance that the other conditions to completion of the Merger will be satisfied or waived or that other events will not intervene to delay or result in the failure to close the proposed Merger. The Merger Agreement also provides for certain termination rights for each of ALLETE and Alloy Parent. If the Merger Agreement is terminated, there may be various material, adverse consequences to the Company, including that the Company could be required to pay Alloy Parent a termination fee of $116 million under certain specified circumstances. If the Merger is not completed or delayed, there may be negative reactions from the financial markets, including declines in the price of ALLETE’s common stock due to the fact that the current price may reflect a market assumption that the Merger will be completed.

The announcement and pendency of the Merger, during which the Company is subject to certain operating restrictions, could have an adverse effect on the Company’s businesses, results of operations, financial condition or cash flows.

The announcement and pendency of the Merger could disrupt the Company’s businesses, and uncertainty about the effect of the Merger may have an adverse effect on the Company. These uncertainties could affect existing employee relationships, disrupt the business of the Company, and could cause suppliers, vendors, partners, lenders and others that deal with the Company to: (1) defer entering into contracts with the Company; or (2) make other decisions concerning the Company or seek to change or cancel existing business relationships with the Company.

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

The Company has incurred transaction costs of $22.6 million after-tax through December 31, 2024, and expects to incur additional material expenses in connection with the Merger and completion of the transactions contemplated by the Merger Agreement. Further, even if the proposed Merger is not completed, the Company will need to pay certain costs relating to the proposed Merger incurred prior to the date the proposed Merger was abandoned, such as legal, accounting, financial advisory, filing and printing fees.

ALLETE, Inc. 2024 Form 10-K

Item 1A. Risk Factors (Continued)
Risks Relating to the Merger (Continued)

Pending litigation related to the Merger could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed. A complaint has been filed in the U.S. District Court for the Southern District of New York alleging violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, disclosure deficiency in the Preliminary Proxy, and seeking to enjoin the transaction until certain disclosures are corrected. On September 3, 2024, that complaint was voluntarily dismissed without prejudice. Two additional complaints were filed on August 6, 2024, and August 7, 2024, in New York State Supreme Court, alleging negligent misrepresentation and negligence related to alleged deficiencies in the Preliminary Proxy. Those complaints have not been served on any defendant. The Company believes that the complaints are without merit.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

ALLETE employs a multilayer approach to addressing cybersecurity risk based on the NIST framework. It has established a dedicated cybersecurity team that utilizes internal and external assessments, automated monitoring tools, and input from public and private partners to identify potential cyber threats. External third-party security firms are engaged to assist with cybersecurity risk assessments, penetration testing and system security analysis. ALLETE’s cybersecurity team works in conjunction with the risk management, legal, finance, accounting, operations, and information technology areas to assess the risk these identified cybersecurity threats present to the organization. To ensure consistency, these cybersecurity risk assessments are incorporated into ALLETE’s Enterprise Risk Management process, ALLETE’s information technology leadership reviews the company’s enterprise risk management-level cybersecurity risks on a quarterly basis, and key cybersecurity risks are incorporated into ALLETE’s enterprise risk management framework. Cybersecurity risks are managed and controlled through multiple overlapping layers of cybersecurity defenses that include:

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

ALLETE, Inc. 2024 Form 10-K

Item 1C. Cybersecurity (Continued)

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

ALLETE’s Chief Technology Officer (CTO) has primary responsibility for the development and oversight of ALLETE’s cybersecurity team and the development and maintenance of the company’s related cybersecurity policies and procedures. The CTO has over 25 years’ experience working in the information and operational technology field and is a registered professional engineer in the State of Minnesota. The company’s cybersecurity team continuously assesses the evolving cyber threat landscape based on their expertise and that of our third-party partners. They then work with all parts of ALLETE to protect against, detect, identify, respond to, and recover from the risks that cybersecurity threats present. The cybersecurity team views and responds to cybersecurity risks in a holistic manner, applying a comprehensive multilayered strategy to prevent, detect, and mitigate them. They have identified ALLETE’s critical cyber assets and taken appropriate steps to protect them. External expertise is regularly engaged to assess ALLETE’s cybersecurity program and help the cybersecurity team to strengthen the organization’s monitoring, alerting, prevention, mitigation, and recovery capabilities. Tabletop simulations, third-party cyber vulnerability assessments, maturity assessments, and partnerships are used to assess and refine all elements of our cybersecurity program.

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

ALLETE faces a number of cybersecurity risks in connection with its business. Although we believe such risks have not materially affected us, including our business strategy, results of operations, and financial conditions, we have, from time to time, experienced threats to and breaches of our data systems, including malware, phishing and computer virus attacks. See Item 1A. Risk Factors for additional information regarding our organization’s cybersecurity risks, which should be read together with this Item 1C. Cybersecurity.

ALLETE, Inc. 2024 Form 10-K

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE under the symbol ALE. We have paid dividends, without interruption, on our common stock since 1948. A quarterly dividend of $0.73 per share on our common stock is payable on March 1, 2025, to the shareholders of record on February 14, 2025. The timing and amount of future dividends will depend upon earnings, cash requirements, the financial condition of the Company, applicable government regulations and other factors deemed relevant by the ALLETE Board of Directors. As of February 1, 2025, there were approximately 17,000 common stock shareholders of record. On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 15. Agreement and Plan of Merger.)

We do not have a publicly announced stock repurchase program and we did not repurchase any equity securities during the quarter ended December 31, 2024. Under the Merger Agreement, the Company cannot repurchase shares of common stock, subject to limited exceptions, without the prior written consent of Alloy Parent. (See Note 15. Agreement and Plan of Merger).

ALLETE, Inc. 2024 Form 10-K

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

The calculations assume a $100 investment on December 31, 2019, and reinvestment of dividends.

Total Shareholder Return for the Five Years Ending December 31, 2024

$300
$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
ALLETE
S&P 500 Index
Philadelphia Utility Index

	2019	2020	2021	2022	2023	2024
ALLETE	$100	$80	$88	$90	$89	$99
S&P 500 Index	$100	$118	$152	$125	$157	$197
Philadelphia Utility Index	$100	$103	$121	$122	$111	$134

ALLETE, Inc. 2024 Form 10-K

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns, operates, or has developed more than 1,600 megawatts of wind energy generation in five major energy markets and eight states across the U.S. with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of December 31, 2024, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

On May 5, 2024, ALLETE entered into the Merger Agreement. The Merger Agreement provides that, on and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent. (See Note 15. Agreement and Plan of Merger.)
ALLETE, Inc. 2024 Form 10-K

2024 Financial Overview

The following net income discussion summarizes a comparison of the year ended December 31, 2024, to the year ended December 31, 2023.

Net income attributable to ALLETE in 2024 was $179.3 million, or $3.10 per diluted share, compared to $247.1 million, or $4.30 per diluted share, in 2023. Net income in 2024 includes transaction expenses of $22.6 million after-tax, or $0.39 per share, related to the Merger. (See Note 15. Agreement and Plan of Merger.) Net income in 2023 included transaction expenses of $3.6 million after-tax, or $0.06 per share, related to the Merger and a $40.5 million, or $0.71 per share, after-tax gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. (See Note 9. Commitments, Guarantees and Contingencies.) Earnings per share dilution in 2024 was $0.02 due to additional shares of common stock outstanding in 2024 compared to 2023.

Regulated Operations net income attributable to ALLETE was $160.9 million in 2024, compared to $147.2 million in 2023. Net income at Minnesota Power was higher compared to 2023 reflecting the implementation of interim rates on January 1, 2024, net of reserves related to Minnesota Power’s rate case settlement (see Note 4. Regulatory Matters), and higher transmission margins, which were partially offset by higher depreciation and property tax expenses as well as lower margins from industrial customers. Net income at SWL&P was lower than 2023 primarily due to higher operating and maintenance expenses. Our after-tax equity earnings in ATC were higher than 2023 reflecting period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2024. (See Note 6. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $17.8 million in 2024 compared to $71.7 million in 2023. Net income in 2024 includes a $3.5 million after-tax gain on the sale of the Whitetail wind project. Net income in 2023 reflected a $44.3 million after-tax gain recognized for a favorable arbitration ruling involving a subsidiary of ALLETE Clean Energy. Net income in 2023 also included the gain on sale of the Red Barn project in 2023 of $4.3 million after-tax and higher interest income related to interest awarded as part of the arbitration ruling. Net income in 2024 and 2023 reflected a forced outage located near its Caddo wind energy facility beginning in the fourth quarter of 2023 through the second quarter of 2024 resulting in lower earnings.

Corporate and Other net income attributable to ALLETE was $0.6 million in 2024 compared to $28.2 million in 2023. Net income in 2024 includes transaction expenses of $22.6 million after-tax related to the Merger (See Note 15. Agreement and Plan of Merger), and also reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects and lower earnings from ALLETE Properties reflecting fewer land sales in 2024 compared to 2023. Net income in 2023 reflects a $3.8 million after-tax expense for the consolidated income tax impact resulting from the gain on the favorable arbitration ruling. Net income at New Energy was $20.2 million in 2024 compared to $17.6 million in 2023.

2024 Compared to 2023

(See Note 14. Business Segments for financial results by segment.)

Regulated Operations

Year Ended December 31	2024	2023
Millions
Operating Revenue – Utility	$1,242.7	$1,238.3
Fuel, Purchased Power and Gas – Utility	479.7	484.3
Transmission Services – Utility	64.6	88.2
Operating and Maintenance	250.0	247.1
Depreciation and Amortization	196.3	179.2
Taxes Other than Income Taxes	52.5	44.5
Operating Income	199.6	195.0
Interest Expense	(66.1)	(63.9)
Equity Earnings	26.5	23.1
Other Income	18.5	15.4
Income Before Income Taxes	178.5	169.6
Income Tax Expense (Benefit)	17.6	22.4
Net Income Attributable to ALLETE	$160.9	$147.2

ALLETE, Inc. 2024 Form 10-K

2024 Compared to 2023 (Continued)
Regulated Operations (Continued)

Operating Revenue – Utility increased $4.4 million from 2023 primarily due to the implementation of interim rates, net of reserves, in 2024, and higher fuel adjustment clause recoveries. These increases were partially offset by lower transmission revenue, kWh sales and gas sales as well as a reduction related to the expected utilization of North Dakota investment tax credits.

Interim retail rates for Minnesota Power, subject to refund, were approved by the MPUC and became effective January 1, 2024, resulting in revenue of $41.1 million, net of reserves related to Minnesota Power’s rate case settlement and rider revenue incorporated into base rates. (See Note 4. Regulatory Matters.)

Fuel adjustment clause revenue increased $3.4 million due to higher fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Lower kWh sales decreased revenue by $15.3 million from 2023 reflecting lower sales to residential, commercial and industrial customers as well as lower sales to other power suppliers. Sales to residential and commercial customers decreased from 2023 primarily due to milder weather in 2024 compared to 2023. Sales to industrial customers decreased primarily due to lower sales to taconite and pipeline customers, partially offset by higher sales to paper, pulp and secondary wood product customers. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, decreased reflecting fewer market sales, partially offset by higher market prices in 2024 compared to 2023.

Kilowatt-hours Sold	2024	2023	Quantity Variance	% Variance
Millions
Regulated Utility
Retail and Municipal
Residential	1,069	1,089	(20)	(1.8)
Commercial	1,322	1,347	(25)	(1.9)
Industrial	7,022	7,044	(22)	(0.3)
Municipal	469	466	3	0.6
Total Retail and Municipal	9,882	9,946	(64)	(0.6)
Other Power Suppliers	2,680	2,819	(139)	(4.9)
Total Regulated Utility Kilowatt-hours Sold	12,562	12,765	(203)	(1.6)

Revenue from electric sales to taconite and mining customers accounted for 32 percent of regulated operating revenue in 2024 (32 percent in 2023). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2024 (5 percent in 2023). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2024 (11 percent in 2023).

Transmission revenue decreased $13.8 million primarily due to lower MISO-related revenue. Transmission revenue in 2024 included the refund of MISO transmission payments that were over collected during 2023. (See Transmission Services – Utility).

Cost recovery rider revenue decreased by $8.1 million from 2023 due to period over period changes in the estimate of North Dakota investment tax credits expected to be utilized by Minnesota Power. If the estimate of North Dakota investment tax credits expected to be utilized by Minnesota Power increases, an income tax benefit is recognized and a corresponding decrease in revenue is recognized to offset the impact of higher North Dakota investment tax credits on income tax expense.

Revenue from gas sales at SWL&P decreased $3.7 million reflecting fewer gas sales resulting from warmer winter weather and lower gas prices in 2024 compared to 2023. (See Fuel, Purchased Power and Gas – Utility.)

ALLETE, Inc. 2024 Form 10-K

2024 Compared to 2023 (Continued)
Regulated Operations (Continued)

Operating Expenses decreased $0.2 million from 2023.

Fuel, Purchased Power and Gas – Utility expense decreased $4.6 million, or 1 percent, from 2023 primarily due to lower kWh sales as well as lower gas sales and prices. These decreases were partially offset by less company-owned generation in 2024 compared to 2023 resulting in more sales being supplied through higher cost purchased power.

Transmission Services – Utility expense decreased $23.6 million, or 27 percent, from 2023 primarily due to lower MISO-related expense. Transmission Services – Utility expense in 2024 included the refund of MISO transmission payments that were over billed during 2023. (See Operating Revenue – Utility).

Operating and Maintenance expense increased $2.9 million, or 1 percent, from 2023 primarily due to higher salaries and wages, benefit costs, and contract and professional services. These increases were partially offset by a reduction to expense for liquidated damages related to contractor underperformance under a maintenance agreement.

Depreciation and Amortization expense increased $17.1 million, or 10 percent, from 2023 primarily due to the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024 and a higher plant in service balance in 2024.

Taxes Other than Income Taxes increased $8.0 million, or 18 percent, from 2023 primarily due to higher property tax expense. Property tax expense in 2023 included the favorable impact of an updated estimate for 2022 property tax expense recorded in 2023.

Interest Expense increased $2.2 million, or 3 percent, from 2023 primarily due to higher interest rates and interest on Minnesota Power’s reserve for interim rate refunds in 2024.

Equity Earnings increased $3.4 million, or 15 percent, from 2023 primarily due to period over period changes in ATC’s estimate of a refund liability related to the FERC decision on MISO return on equity complaints in 2024. (See Note 6. Equity Investments.)

Other Income increased $3.1 million from 2023 reflecting lower pension and other postretirement benefit plan non-service costs.

Income Tax Expense decreased $4.8 million from 2023. This is primarily due to the updated expected future use of North Dakota investment tax credits.
ALLETE, Inc. 2024 Form 10-K

2024 Compared to 2023 (Continued)
ALLETE Clean Energy

Year Ended December 31	2024	2023
Millions
Operating Revenue
Contracts with Customers – Non-utility	$79.3	$413.4
Other – Non-utility (a)	5.0	5.1
Cost of Sales – Non-utility	18.3	342.2
Operating and Maintenance	46.5	52.1
Depreciation and Amortization	57.5	57.5
Taxes Other than Income Taxes	10.4	10.0
Operating Loss	(48.4)	(43.3)
Interest Expense	(0.3)	(0.8)
Other Income (b)	7.5	68.0
Income (Loss) Before Income Taxes	(41.2)	23.9
Income Tax Expense (Benefit)	(15.6)	2.7
Net Income (Loss)	(25.6)	21.2
Net Loss Attributable to Non-Controlling Interest (b)	(43.4)	(50.5)
Net Income Attributable to ALLETE	$17.8	$71.7
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.
(b)See Note 1. Operations and Significant Accounting Policies.

Operating Revenue decreased $334.2 million from 2023 primarily due to the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023, partially offset by the sale of ALLETE Clean Energy’s Whitetail wind project in 2024. In addition, operating revenue in 2024 was negatively impacted by a network outage located near Caddo. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by Caddo resulting in lower kWh sales and pricing. The forced outage was resolved in June 2024. (See Outlook - ALLETE Clean Energy.)

	Year Ended December 31,
	2024		2023
Production and Operating Revenue	kWh	Revenue	kWh	Revenue
Millions
Wind Energy Regions
East	235.4	$21.3	224.0	$21.2
Midwest	560.3	18.7	560.9	18.4
South	1,395.3	6.6	1,720.8	16.8
West	773.9	14.8	714.1	13.6
Total Wind Energy Facilities	2,964.9	61.4	3,219.8	70.0
Sale of Wind Energy Facility	—	22.9	—	348.5
Total Production and Operating Revenue	2,964.9	$84.3	3,219.8	$418.5

ALLETE, Inc. 2024 Form 10-K

2024 Compared to 2023 (Continued)
ALLETE Clean Energy (Continued)

Cost of Sales - Non-utility decreased $323.9 million from 2023 primarily due to the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects, partially offset by the sale of ALLETE Clean Energy’s Whitetail wind project.

Operating and Maintenance expense decreased $5.6 million, or 11 percent, from 2023 primarily due to business interruption insurance proceeds at Diamond Spring in 2024 related to a transformer outage in the first half of 2024.

Other Income decreased $60.5 million from 2023 primarily due to a $58.4 million gain recognized for a favorable arbitration ruling in 2023 involving a subsidiary of ALLETE Clean Energy and higher interest income related to $5.1 million of interest awarded as part of the favorable arbitration ruling. (See Note 6. Commitments, Guarantees, and Contingencies.)

Income Tax Expense decreased $18.3 million from 2023 primarily due to lower pre-tax income in 2024 compared to 2023.

Net Loss Attributable to Non-Controlling Interest decreased $7.1 million from 2023 reflecting lower availability at ALLETE Clean Energy’s tax equity financed wind energy facilities resulting from the impacts of a network outage near Caddo and a transformer outage at Diamond Spring. This decrease was partially offset by a higher production tax credit rate, as determined by the Internal Revenue Service, in 2024 compared to 2023.

Corporate and Other

Operating Revenue decreased $20.2 million, or 9 percent, from 2023 reflecting lower revenue from New Energy and lower revenue from ALLETE Properties reflecting fewer land sales in 2024 compared to 2023.

Net Income Attributable to ALLETE was $0.6 million in 2024 compared to $28.2 million in 2023. Net income in 2024 includes transaction expenses of $22.6 million after-tax related to the Merger (See Note 15. Agreement and Plan of Merger), and also reflects lower earnings from Minnesota solar projects as investment tax credits were recognized in 2023 for the projects and lower earnings from ALLETE Properties reflecting fewer land sales in 2024 compared to 2023. Net income in 2023 reflects a $3.8 million after-tax expense for the consolidated income tax impact resulting from the gain on the favorable arbitration ruling. Net income at New Energy was $20.2 million in 2024 compared to $17.6 million in 2023.

Income Taxes – Consolidated

For the year ended December 31, 2024, the effective tax rate was an expense of 3.7 percent (expense of 13.5 percent for the year ended December 31, 2023). The lower effective tax rate for 2024 is primarily due to lower pre-tax income. (See Note 11. Income Tax Expense.)

2023 Compared to 2022
The comparison of the results of operations for the years ended December 31, 2023 and 2022, is included in Management's Discussion in the Annual Report on Form 10-K for the year ended December 31, 2023.

ALLETE, Inc. 2024 Form 10-K

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

Pension and Postretirement Health and Life Actuarial Assumptions. We account for our pension and other postretirement benefit obligations in accordance with the accounting standards for defined benefit pension and other postretirement plans. These standards require the use of several important assumptions, including the expected long-term rate of return on plan assets, the discount rate and mortality assumptions, among others, in determining our obligations and the annual cost of our pension and other postretirement benefits. In establishing the expected long-term rate of return on plan assets, we determine the long-term historical performance of each asset class and adjust these for current economic conditions while utilizing the target allocation of our plan assets to forecast the expected long-term rate of return. Our pension asset allocation as of December 31, 2024, was approximately 57 percent equity securities, 40 percent fixed income and 3 percent real estate. Our postretirement health and life asset allocation as of December 31, 2024, was approximately 67 percent equity securities, and 33 percent fixed income. Equity securities consist of a mix of market capitalization sizes with domestic and international securities. In 2024, we used weighted average expected long-term rates of return of 6.84 percent in our actuarial determination of our pension expense and 6.28 percent in our actuarial determination of our other postretirement expense. The actuarial determination uses an asset smoothing methodology for actual returns to reduce the volatility of varying investment performance over time. We review our expected long-term rate of return assumption annually and will adjust it to respond to changing market conditions. A one-quarter percent decrease in the expected long-term rate of return would increase the annual expense for pension and other postretirement benefits by approximately $2.1 million, pre-tax.

The discount rate is computed using a bond matching study which utilizes a portfolio of high quality bonds that produce cash flows similar to the projected costs of our pension and other postretirement plans. In 2024, we used weighted average discount rates of 5.38 percent and 5.42 percent in our actuarial determination of our pension and other postretirement expense, respectively. We review our discount rates annually and will adjust them to respond to changing market conditions. A one-quarter percent decrease in the discount rate would increase the annual expense for pension and other postretirement benefits by approximately $0.2 million, pre-tax.

The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2024, considered a modified PRI-2012 mortality table and MP-2021 mortality projection scale. (See Note 12. Pension and Other Postretirement Benefit Plans.)

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

ALLETE, Inc. 2024 Form 10-K

Critical Accounting Policies (Continued)

Goodwill. Goodwill is the excess of the purchase price (consideration transferred) over the estimated fair value of the net assets of the acquired businesses. In accordance with GAAP, goodwill is not amortized. The Company assesses whether there has been an impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at the reporting unit level. An impairment loss is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The test for impairment requires us to make several estimates about fair value, most of which are based on projected future cash flows. Our estimates associated with the goodwill impairment test are considered critical due to the amount of goodwill recorded on our Consolidated Balance Sheet and the judgment required in determining fair value. The fair value of the New Energy reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 12.5 percent, cash flow forecasts through 2033, gross margins, and a terminal growth rate of 3.5 percent. Any forecast contains a degree of uncertainty, and changes in the forecasted cash flows and other assumptions could significantly increase or decrease the calculated fair value of New Energy. The results of our annual impairment test are discussed in Note 1. Operations and Significant Accounting Policies and Note 7. Fair Value in this Form 10-K. Goodwill was $154.9 million as of December 31, 2024.

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

ALLETE, Inc. 2024 Form 10-K

Outlook

ALLETE is an energy company committed to earning a financial return that rewards our shareholders, allows for reinvestment in our businesses, and sustains growth. The Company has a long-term objective of achieving consolidated earnings per share growth within a range of 5 percent to 7 percent.

ALLETE is predominately a regulated utility through Minnesota Power, SWL&P, and an investment in ATC. ALLETE’s strategy is to remain predominately a regulated utility while investing in ALLETE Clean Energy, New Energy and its Corporate and Other businesses to complement its regulated businesses, balance exposure to the utility’s industrial customers, and provide potential long-term earnings growth. ALLETE expects net income from Regulated Operations to be approximately 75 percent of total consolidated net income in 2025. ALLETE expects its businesses to generally provide regulated, contracted or recurring revenues, and to support sustained growth in net income and cash flow.
In August 2022, the Inflation Reduction Act was signed into law. We believe our businesses will benefit from certain provisions of this law including from the extension and transferability of production tax credits and investment tax credits, among others. We have sold certain tax credits generated in 2023 and 2024, and we plan to continue selling certain tax credits generated in 2025 and beyond. We do not currently anticipate any impact from the new alternative minimum tax. We will continue to assess the impact of the law as additional implementation guidance becomes available and monitor any changes related to new public policies.

Minnesota Carbon-Free Legislation. On February 7, 2023, the Minnesota Governor signed a law that updated the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The law increases the renewable energy standard from 25 percent renewable by 2025 to 55 percent renewable by 2035, and requires investor-owned Minnesota utilities to provide 80 percent carbon-free energy by 2030, 90 percent carbon-free energy by 2035 and 100 percent carbon-free energy by 2040. The law utilizes renewable energy credits as the means to demonstrate compliance with both the carbon-free and renewable standards, includes an off-ramp provision that enables the MPUC to protect reliability and customer costs through modification or delay of either the renewable energy standard, the carbon-free standard, or both, and streamlines development and construction of wind energy projects and transmission in Minnesota. Ongoing progress towards compliance with Minnesota's Carbon Free Standard is evaluated in the IRP proceedings at the MPUC. Minnesota Power's next IRP will be filed in March 2025 and discuss progress towards compliance with the 2040 law.

Regulated Operations. Minnesota Power’s long-term strategy is to be the leading electric energy provider in northeastern Minnesota by providing safe, reliable and cost-competitive electric energy, while complying with environmental permit conditions and renewable energy requirements. Keeping the cost of energy production competitive enables Minnesota Power to effectively compete in the wholesale power markets and minimizes retail rate increases to help maintain customer viability. As part of maintaining cost competitiveness, Minnesota Power intends to reduce its exposure to possible future carbon and GHG legislation by reshaping its generation portfolio, over time, to reduce its reliance on coal. Minnesota Power is making significant progress toward 100 percent carbon-free energy supply. (See EnergyForward.) We will monitor and review proposed environmental regulations and may challenge those that add considerable cost with limited environmental benefit. Minnesota Power will continue to pursue customer growth opportunities and cost recovery rider approvals for transmission, renewable and environmental investments, as well as work with regulators to earn a fair rate of return.

ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)

Regulatory Matters. Entities within our Regulated Operations segment are under the jurisdiction of the MPUC, FERC, PSCW and NDPSC. See Note 4. Regulatory Matters for discussion of regulatory matters within these jurisdictions.

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing sought a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. As part of the settlement agreement, the parties agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, an equity ratio of 53.00 percent, all non-financial items and cost allocation. In an order dated November 25, 2024, the MPUC approved the settlement agreement. Final rates are expected to be implemented in the first quarter of 2025; interim rates will be collected through this period with reserves recorded as necessary. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $23.0 million pre-tax as of December 31, 2024, which is subject to MPUC approval of Minnesota Power’s refund calculation.

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

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing sought an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would increase rates by approximately 5.90 percent for retail customers and generate an estimated $7.3 million of additional revenue. In an order dated December 12, 2024, the PSCW approved an annual increase of approximately $5.5 million reflecting a return on equity of 9.80 percent and a 55.00 percent equity ratio. Final rates went into effect January 1, 2025.

ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 56 percent of our regulated utility kWh sales in 2024 (55 percent in 2023 and 52 percent in 2022) were made to our industrial customers. We expect industrial sales of approximately 6.9 million MWh in 2025 (7.0 million MWh in 2024 and 7.0 million MWh in 2023). (See Item 1. Business – Regulated Operations – Electric Sales / Customers.)

Taconite. Minnesota Power’s taconite customers are capable of producing up to approximately 41 million tons of taconite pellets annually. Taconite pellets produced in Minnesota are primarily shipped to North American steelmaking facilities that are part of the integrated steel industry, which continue to lead the world in environmental performance among steelmaking countries. According to the U.S. Department of Energy, steel production in the U.S. is the most energy efficient of any major steel producing country. Steel produced from these North American facilities is used primarily in the manufacture of automobiles, appliances, tubular applications for all industries, and in the construction industry. Steel is also a critical component of the clean energy transformation underway today. Meeting the demand for more renewable energy and the need for additional infrastructure to transport green energy from the point of generation to the end user both require steel. Historically, approximately 10 percent of Minnesota taconite production has been exported outside of North America.

There has been a general historical correlation between U.S. steel production and Minnesota taconite production. The American Iron and Steel Institute, an association of North American steel producers, reported that U.S. raw steel production operated at approximately 76 percent of capacity in 2024 (75 percent in 2023 and 78 percent in 2022). The World Steel Association, an association of steel producers, national and regional steel industry associations, and steel research institutes representing approximately 85 percent of world steel production, projected U.S. steel consumption in 2025 will increase by approximately 2 percent compared to 2024.

Minnesota Power’s taconite customers may experience annual variations in production levels due to such factors as economic conditions, short-term demand changes or maintenance outages. The Minnesota Department of Revenue Mineral Tax Office expects taconite production from our taconite customers to be approximately 34 million tons in 2025. We estimate that a one million ton change in Minnesota Power’s taconite customers’ production would impact our annual earnings per share by approximately $0.07, net of expected power marketing sales at current prices. Changes in wholesale electric prices or customer contractual demand nominations could impact this estimate. Minnesota Power proactively sells power in the wholesale power markets that is temporarily not required by industrial customers to optimize the value of its generating facilities. Long-term reductions in taconite production or a permanent shut down of a taconite customer may lead Minnesota Power to file a general rate case to recover lost revenue.

USS Corporation. USS Corporation completed a $150 million investment to produce direct reduced-grade (DR-grade) pellets at its Keetac plant in late 2023. USS Corporation broke ground on the project in the third quarter of 2022, and confirmed the first shipment of DR-grade pellets in 2024. This investment enables the existing pelletizing plant to not only create DR-grade pellets for use as a feedstock for a direct reduced iron (DRI) or hot briquetted iron (HBI) process that ultimately supplies electric arc furnace steelmaking but also maintains the optionality to continue producing blast furnace-grade pellets. USS Corporation’s Minntac and Keetac plants are Large Power industrial customers of Minnesota Power. USS Corporation has the capability to annually produce approximately 15 million tons of blast furnace-grade pellets at its Minntac plant and 5 million tons of blast-furnace grade pellets, or 4 million tons of DR-grade pellets, at its Keetac plant.

On December 18, 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of the shares of USS Corporation. USS Corporation expected the transaction to close by the end of 2024, subject to regulatory approvals, at which time USS Corporation stated it will continue to operate under the U.S. Steel brand name and will maintain its headquarters in Pittsburgh, Pennsylvania. On January 3, 2025, President Biden issued an order blocking the transaction, a decision currently being challenged in court.

On January 27, 2025, USS Corporation exercised its rights under its electric service agreement with Minnesota Power to provide a four-year notice of termination. Minnesota Power and USS Corporation are working together to meet USS Corporation’s evolving energy needs. Absent any other action by the parties, the termination of the current electric service agreement would be effective January 27, 2029, and USS Corporation would become a non-contract large power customer of Minnesota Power.

ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)
Industrial Customers (Continued)

Cleveland-Cliffs, Inc. (Cliffs). Cliffs is the largest flat-rolled steel producer and the largest iron ore pellet producer in North America, and is also Minnesota Power’s largest customer. Its acquisition in 2020 of substantially all of the operations of ArcelorMittal USA LLC and its subsidiaries included ArcelorMittal’s Minorca mine in Virginia, Minnesota, and its ownership share of Hibbing Taconite in Hibbing, Minnesota, which are both large industrial customers of Minnesota Power. The acquisition increased customer concentration risk for the Company and could lead to further capacity consolidation for both steel blast furnaces and related Minnesota iron ore production. In 2024, Cliffs announced and completed an acquisition of Stelco Holdings, enhancing Cliffs’ position as the largest flat-rolled steel producer in North America, diversifying Cliffs’ end-markets, and expanding its geographical presence in Canada.

Northshore Mining. Cliffs idled all production at its Northshore mine in 2022, and subsequently resumed partial pellet plant production in April 2023. Cliffs indicated it will continue to utilize Northshore Mining as a swing facility. Northshore Mining has the capability to produce approximately 6 million tons annually. Minnesota Power has a PSA through 2031 with Silver Bay Power, which provides the majority of the electric service requirements for Northshore Mining.

Hibbing Taconite. Hibbing Taconite is a joint venture between subsidiaries of Cliffs (85.3 percent ownership) and USS Corporation (14.7 percent ownership). The joint venture is managed by Cliffs and is also a Large Power Customer of Minnesota Power. On May 25, 2023, the Minnesota Executive Council approved state mineral leases near Nashwauk, Minnesota, with Cliffs, the majority owner of Hibbing Taconite. Cliffs had stated that these leases would provide Hibbing Taconite with more than two decades of additional mineral reserves. In October of 2023, Mesabi Metallics issued a notice of termination of a private iron ore mineral lease agreement previously held by Cliffs, a decision that was affirmed in arbitration in 2024. Cliffs has stated that without these leases, the future of Hibbing Taconite is once again in question. Prior to the state mineral leases being awarded, Hibbing Taconite had proven mineral reserves to support its operations through 2026. Hibbing Taconite has the capability of producing 8 million tons of taconite annually.

Minnesota Sulfate Wild Rice Water Quality Standard. In April, 2021, the EPA identified rivers and lakes in Minnesota in which wild rice grows that have sulfate levels that exceed Minnesota’s sulfate limit for wild rice waters. In September, 2021, three additional wild rice waters with sulfate levels that exceed Minnesota’s sulfate limit were identified. The EPA directed the MPCA to add these rivers and lakes to its list of impaired waters which can be used to set limits in discharge permits for industrial activities such as mining. Minnesota Power’s taconite customers could be adversely impacted if they are required to significantly reduce sulfate discharges.

Paper, Pulp and Secondary Wood Products. The North American paper and pulp industry continues to face declining demand due to the impact of electronic substitution for print and changing customer needs. As a result, certain paper and pulp customers have reduced their existing operations in recent years and have pursued or are pursuing product changes in response to the declining demand. The resulting reduction in production capacity outside of Minnesota for certain paper grades has solidified our paper customers’ operations, at least for the near term, and as such we expect operating levels in 2025 at the major paper and pulp mills we serve to be at similar levels as in 2024.

Sofidel. ST Paper, a former Large Power Customer of Minnesota Power, sold its paper mill in Duluth, Minnesota to Sofidel, a privately held Italian multinational company, in the first quarter of 2024. In the third quarter of 2024, Sofidel announced plans to invest between $200 million and $250 million to add a conversion facility and automated warehouse to the tissue plant.

Pipeline and Other Industries.

Cenovus Energy. In 2023, Cenovus Energy announced that it had commenced a restart of the facility and resumed full operations in 2024 following a rebuild from a fire in 2018.
ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)

EnergyForward. Minnesota Power is executing EnergyForward, its strategy assuring reliability, protecting affordability and further improving environmental performance. The plan includes completed and planned investments in wind, solar, natural gas and hydroelectric power, construction of additional transmission capacity, the installation of emissions control technology and the idling and retirement of certain coal-fired generating facilities. Minnesota Power has a vision to deliver 100 percent carbon-free energy to customers, continuing its commitment to climate, customers and communities through its EnergyForward strategy. This vision builds on Minnesota Power’s achievement in 2020 of providing 50 percent renewable energy to its customers. In 2023, the Minnesota Governor signed into law legislation that updates the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. Minnesota Power is working with various stakeholders and participating in the regulatory process to implement this legislation. (See Item 1. Business – Regulated Operations – Minnesota Legislation.)

2021 IRP. In February 2021, Minnesota Power filed its latest IRP, which was approved by the MPUC in a January 2023. The approved IRP, which reflects a joint agreement reached with various stakeholders, outlines Minnesota Power’s clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. Minnesota Power is expected to file its next IRP in March 2025.

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

Nemadji Trail Energy Center. Minnesota Power has a natural gas capacity dedication and other affiliated interest agreements for NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting upon the completion of the facility pursuant to the capacity dedication agreement.

Renewable Energy. Minnesota Power continues to execute its renewable energy strategy and is currently supplying 55 percent of its energy by renewable energy sources. Minnesota Power is also making significant progress toward 100 percent carbon-free energy supply. (See EnergyForward.)

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

Wind Energy Request For Proposals. On February 15, 2024, Minnesota Power issued a RFP for up to 400 MW of wind energy resources.

ALLETE, Inc. 2024 Form 10-K

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

Solar Energy Request For Proposals. On November 15, 2023, Minnesota Power issued a RFP for up to 300 MW of solar energy resources, which were accepted through January 17, 2024. On September 23, 2024, Minnesota Power announced plans to build an 85 MW solar project and a 119.5 MW solar project in northern Minnesota, both of which are expected to be in service in mid-2027, subject to MPUC approval.

Distributed Solar Energy Request for Proposals. On January 30, 2025, Minnesota Power issued a RFP seeking distributed solar projects as part of its compliance with Minnesota’s distributed solar energy standard. The RFP seeks proposals for solar generating facilities of 10 MW or less that will be connected to Minnesota Power’s distribution system.

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

North Plains Connector Development Agreement. In December 2023, ALLETE and Grid United LLC, an independent transmission company, signed development agreements for the North Plains Connector project. The project is a new, approximately 400-mile high-voltage direct-current (HVDC) transmission line from central North Dakota, to Colstrip, Montana that will be the first transmission connection between three regional U.S. electric energy markets: MISO, the Western Interconnection and the Southwest Power Pool. This new link, open to all sources of electric generation, would create 3,000 MW of transfer capacity between the middle of the country and the West Coast, easing congestion on the transmission system, increasing resiliency and reliability in all three energy markets, and enabling fast sharing of renewable energy across a vast area with diverse weather patterns. The project capital cost is expected to be approximately $3.2 billion. On August 6, 2024, the U.S. Department of Energy awarded a $700 million grant to the project. ALLETE expects to pursue up to 35 percent ownership and will be positioned to oversee the line’s operation. The companies began project permitting in 2023 as they work toward a planned in-service date as early as 2032, pending regulatory and other necessary approvals.

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

ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)
Transmission (Continued)

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. In an October 25, 2024, order, the MPUC approved the certificate of need and route permit. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Construction on the Minnesota end of the project will begin in early 2025. Construction on the North Dakota end of the project will begin later in 2025, pending regulatory approvals in North Dakota. The project will be placed in-service between 2028 and 2030. The project is estimated to cost between $800 million and $940 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers. In addition, this project was awarded $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. Further, Minnesota Power’s application to the Minnesota Department of Commerce (DOC) State Competitiveness Fund Match Program received notification the DOC is reserving $10 million as a cost share for the project. In total, Minnesota Power has been awarded $75 million in federal and state dollars in support of the project.

Northland Reliability Project. Minnesota Power and Great River Energy announced in July 2022 their intent to build a 150-mile, 345-kV transmission line, connecting northern Minnesota to central Minnesota to support continued reliability in the Upper Midwest. Great River Energy, a wholesale electric power cooperative, and Minnesota Power filed a Notice of Intent to Construct, Own and Maintain the transmission line with the MPUC in August 2022. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. Planning for the approximately $970 million to $1,350 million transmission line is in its early stages with the route anticipated to generally follow existing rights of way in an established power line corridor. The MPUC will determine the final route as well as cost recovery for Minnesota Power’s approximately 50 percent estimated share of the project. On August 4, 2023, Minnesota Power and Great River Energy submitted an application for a certificate of need and route permit with the MPUC, which were approved by the MPUC at a hearing on January 23, 2025. On May 10, 2024, the FERC approved Minnesota Power's request to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers. Subject to regulatory approvals, the transmission line is expected to be in service in 2030.

Big Stone South – Alexandria – Big Oaks Transmission Project. Northern States Power, Great River Energy, Minnesota Power, Otter Tail Power Company, and Missouri River Energy Resources (Project Developers) announced in July 2022 their intent to build a 150-mile, 345-kV transmission line to improve reliability in North Dakota, South Dakota, and western and central Minnesota. This joint project is part of a portfolio of transmission projects approved in July 2022 by MISO as part of the first phase of its Long Range Transmission Plan. A Notice of Intent to Construct, Own and Maintain the transmission line was filed with the MPUC in October 2022. On September 29, 2023, the Project Developers submitted an application for a certificate of need and route permit with the MPUC, which was approved on October 3, 2024. The project is in its early stages and is expected to cost between $600 million and $700 million. Minnesota Power has asset ownership in the Alexandria – Big Oaks portion of the project, with start of construction following the certificate of need approval on October 3, 2024. Minnesota Power is a 16.5 percent owner of this portion of the project and will invest at this level for the entire portion of the project. On May 10, 2024, the FERC approved Minnesota Power's request to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers. The Minnesota Power portion of this transmission line is expected to be in service in 2027.

Second Phase of MISO Long Range Transmission Plan. Minnesota Power and SWL&P are participating in several projects identified in the second phase of the MISO Long Range Transmission Plan that was approved on December 12, 2024, including the Bison – Alexandria 345kV project, the Maple River – Cuyuna 345kV project, the Iron Range – St Louis County – Arrowhead 345kV project, and the Stinson MSSSC project. Notices of Intent to Construct, Own and Maintain the Bison – Alexandria 345kV project, the Maple River – Cuyuna 345 kV project, and the Iron Range – St Louis County – Arrowhead 345kV project were filed with the MPUC on February 7, 2025.

Bison – Alexandria 345kV project. This transmission line is closely related to the Alexandria – Big Oaks line noted previously and is anticipated to have the same ownership structure. MISO found that this project along with others in northern Minnesota provide outlets for generation from the west, supports large power transfers to load centers, and reduces congestion. The project in total is estimated to cost over $200 million and is expected to be completed by 2032.
ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)
Transmission (Continued)

Maple River – Cuyuna 345 kV project. This transmission line is a new, 166-mile 345-kV circuit that will connect the Maple River Substation near Fargo, ND to the Cuyuna Series Compensation Station near Riverton, MN. Minnesota Power is the owner of the Cuyuna Series Compensation Station in Minnesota, which is being constructed as part of the Northland Reliability Project, a joint project with Great River Energy. Otter Tail Power Company is the owner of the Maple River Substation in North Dakota. The project in total is estimated to cost approximately $910 million and is expected to be completed by 2033.

Iron Range – St. Louis County – Arrowhead 345kV project. This transmission line is a new, 63-mile 345-kV circuit that will connect the Iron Range Substation near Grand Rapids, MN to the St. Louis County Substation near Hermantown, MN, and then to the Arrowhead 345 kV Substation, also near Hermantown, MN. Minnesota Power is the owner of the Iron Range and St. Louis County substations. ATC is the owner of the Arrowhead 345 kV Substation. The project in total is estimated to cost approximately $370 million and is expected to be completed by 2032.

Stinson MSSSC project. This project involves modification and expansion of the existing Stinson Substation in Superior, Wisconsin to accommodate a new modular static synchronous series compensator (MSSSC) system and associated substation equipment. The MSSSC system is a type of grid-enhancing technology that will provide power flow capability to replace the existing Stinson phase shifting transformer. The project was identified as an underlying system improvement associated with LRTP Project #21 (Iron Range-St Louis County-Arrowhead Project) in the second phase of the MISO Long Range Transmission Plan that was approved on December 12, 2024. SWL&P is the owner of the Stinson Substation. The project is estimated to cost approximately $58 million and is expected to be completed by 2032.

Investment in ATC. ATC’s most recent 10-year transmission assessment, which covers the years 2024 through 2033, identifies a need for between $8.9 billion and $10.9 billion in transmission system investments. These investments by ATC, if undertaken, are expected to be funded through a combination of internally generated cash, debt and investor contributions. As opportunities arise, we plan to make additional investments in ATC through general capital calls based upon our pro rata ownership interest in ATC.

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

Portions of our ALLETE Clean Energy business are experiencing return pressures that are impacting our earnings per share growth from increased competition, congestion and lower forward price curves, as a growing amount of investment capital is being directed into wind generation opportunities. In addition, current and potential new project developments can be negatively affected by a lower ALLETE stock price, which may result in such projects not being accretive, or otherwise unable to satisfy our financial objectives criteria to proceed. In response to these market pressures, we are actively evaluating additional growth opportunities to deliver more comprehensive clean energy solutions for customers at ALLETE Clean Energy, which may include wind, solar, storage solutions, and related energy infrastructure investments and services. We believe that the energy industry is entering a new phase of growth and that we are well-positioned to serve customers and drive future growth at ALLETE. ALLETE Clean Energy will continue to optimize its existing wind energy facility portfolio, advance and expand its project pipeline, and explore other renewable energy opportunities to further enhance its service offerings, growth and profitability.

ALLETE Clean Energy manages risk by having a diverse portfolio of assets, which includes PSA expiration, technology and geographic diversity. The current operating portfolio is subject to typical variations in seasonal wind with higher wind resources typically available in the winter months. The majority of its planned maintenance leverages this seasonality and is performed during lower wind periods. ALLETE Clean Energy’s current operating portfolio is disclosed in Item 1. Business.

ALLETE, Inc. 2024 Form 10-K

Outlook (Continued)

Corporate and Other.

New Energy. New Energy is a renewable energy development company with a primary focus on solar and storage facilities while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 575 MW in its history, totaling more than $1.4 billion of capital. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across over 20 different states. New Energy adds value through cost effective development and economies of scale on project implementation, bringing national capabilities to regional co-development partners. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. New Energy will continue its current strategy of developing, owning and operating renewable energy projects.

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting. (See Note 6. Equity Investments.)

South Shore Energy. South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting upon completion of the facility pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy will be responsible for approximately 20 percent. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2024, is approximately $10 million.

BNI Energy. In 2024, BNI Energy sold 3.8 million tons of coal (4.0 million tons in 2023) and anticipates 2025 sales will be similar to 2024. BNI Energy operates under cost-plus fixed fee agreements extending through December 31, 2037.

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

Income Taxes

ALLETE’s aggregate federal and multi-state statutory tax rate is approximately 28 percent for 2024. ALLETE also has tax credits and other tax adjustments that reduce the combined statutory rate to the effective tax rate. These tax credits and adjustments historically have included items such as production tax credits, excess deferred taxes, non-controlling interests in subsidiaries, as well as other items. The annual effective rate can also be impacted by such items as changes in income before income taxes, state and federal tax law changes that become effective during the year, business combinations, tax planning initiatives and resolution of prior years’ tax matters. We expect that our effective tax rate will be lower than the combined statutory rate over the next 5 to 10 years due to tax credits attributable to our wind and solar energy generation.

ALLETE, Inc. 2024 Form 10-K

Liquidity and Capital Resources

Liquidity Position. ALLETE is well-positioned to meet its liquidity needs. As of December 31, 2024, we had cash and cash equivalents of $32.8 million, $325.8 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, the option (per the Merger Agreement) to request that Alloy Parent purchase up to a total of $300 million of preferred stock of ALLETE in the second half of 2025 (see Securities), and a debt-to-capital ratio of 35 percent.

Capital Structure. ALLETE’s capital structure for each of the last three years is as follows:

As of December 31	2024	%	2023	%	2022	%
Millions
ALLETE Equity	$2,848.0	55	$2,809.6	54	$2,691.9	51
Non-Controlling Interest in Subsidiaries	542.1	10	597.0	11	656.4	12
Short-Term and Long-Term Debt (a)	1,808.0	35	1,799.4	35	1,929.1	37
Redeemable Non-Controlling Interest	0.4	—	0.5	—	—	—
	$5,198.5	100	$5,206.5	100	$5,277.4	100
(a) Excludes unamortized debt issuance costs.

Cash Flows. Selected information from ALLETE’s Consolidated Statement of Cash Flows is as follows:

Year Ended December 31	2024	2023	2022
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$79.4	$40.2	$47.7
Cash Flows from (used in)
Operating Activities	457.1	585.3	221.3
Investing Activities	(340.7)	(283.6)	(384.0)
Financing Activities	(140.6)	(262.5)	155.2
Change in Cash, Cash Equivalents and Restricted Cash	(24.2)	39.2	(7.5)
Cash, Cash Equivalents and Restricted Cash at End of Period	$55.2	$79.4	$40.2

Operating Activities. Cash provided by operating activities was lower in 2024 compared to 2023 reflecting cash proceeds from the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023, cash received from the favorable arbitration award by a subsidiary of ALLETE Clean Energy in 2023, higher cash contributions to defined benefit pension in 2024, and timing of recovery under Minnesota Power’s fuel adjustment clause. These decreases were partially offset by proceeds from the sale of renewable tax credits in 2024.

Cash provided by operating activities was higher in 2023 compared to 2022 reflecting cash proceeds from the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects in 2023, cash received from the favorable arbitration award by a subsidiary of ALLETE Clean Energy in 2023, lower payments for inventories in 2023 related to the Northern Wind and Red Barn projects, and timing of recovery under Minnesota Power’s fuel adjustment clause. Cash provided by operating activities in 2023 also increased due to the timing of recovery under Minnesota Power’s fuel adjustment clause.

Investing Activities. Cash used in investing activities was higher in 2024 compared to 2023 reflecting more payments for additions to property, plant and equipment compared to 2023, partially offset by state cash grants received for our HVDC Transmission System Project in 2024. (See Outlook.)

Cash used in investing activities was lower in 2023 compared to 2022 reflecting cash payments for the acquisition of New Energy in 2022. This decrease was partially offset by more payments for additions to property, plant and equipment in 2023 compared to 2022.

Financing Activities. Cash used in financing activities was lower in 2024 compared to 2023 reflecting higher proceeds from the issuance of long-term debt compared in 2024, partially offset by higher repayments of long-term debt in 2024.

Cash used in financing activities in 2023 reflected lower proceeds from the issuance of common stock and the issuance of long-term debt, and lower proceeds from the issuance of non-controlling interest in subsidiaries compared to 2022.

ALLETE, Inc. 2024 Form 10-K

Liquidity and Capital Resources(Continued)

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of December 31, 2024, we had consolidated bank lines of credit aggregating $362.0 million ($423.1 million as of December 31, 2023), most of which expire in January 2027. We had $16.2 million outstanding in standby letters of credit and $20.0 million outstanding draws under our lines of credit as of December 31, 2024 ($19.4 million in standby letters of credit and $34.1 million outstanding draws as of December 31, 2023). We also have other credit facility agreements in place that provide the ability to issue up to $180.0 million in standby letters of credit. As of December 31, 2024, we had $118.4 million outstanding in standby letters of credit under these agreements.

In addition, as of December 31, 2024, we had 2.4 million original issue shares of our common stock available for issuance through Invest Direct and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

Securities. The Merger Agreement also provides that ALLETE may notify Alloy Parent of our intent to raise equity capital of up to a total of $300 million in the second half of 2025, subject to certain parameters. If Alloy Parent declines to participate in the equity capital raises or fails to provide timely notice with respect thereto, ALLETE will have the right to issue ALLETE common stock in the public markets for an amount equal to any unfunded amounts under such equity capital raises up to certain limits. (See Note 15. Agreement and Plan of Merger.)

We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.1 million shares remain available for issuance as of December 31, 2024. For the year ended December 31, 2024, no shares of common stock were issued under this agreement (none in 2023; none in 2022).

During the year ended December 31, 2024, we issued 0.3 million shares of common stock through Invest Direct, the Employee Stock Purchase Plan and the Retirement Savings and Stock Ownership Plan, resulting in net proceeds of $12.9 million (0.3 million shares for net proceeds of $14.9 million in 2023; 0.3 million shares for net proceeds of $16.2 million in 2022). See Note 10. Common Stock and Earnings Per Share for additional detail regarding ALLETE’s equity securities.

Financial Covenants. See Note 8. Short-Term and Long-Term Debt for information regarding our financial covenants.

Pension and Other Postretirement Benefit Plans. Management considers various factors when making funding decisions, such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the defined benefit pension plans. For the year ended December 31, 2024, we made $25.0 million in cash contributions to the defined benefit pension plans. On January 15, 2025, we contributed $19.1 million in cash to the defined benefit pension plans, and do not expect to make additional cash contributions to the defined benefit pension plans in 2025. We do not expect to make any contributions to the defined benefit postretirement health and life plans in 2025. (See Note 10. Common Stock and Earnings Per Share and Note 12. Pension and Other Postretirement Benefit Plans.)

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

ALLETE, Inc. 2024 Form 10-K

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

Credit Ratings	S&P (a)	Moody’s
Issuer Credit Rating	BBB	Baa1
Commercial Paper	A-2	P-2
First Mortgage Bonds	(b)	A2
(a) On May 7, 2024, S&P Global Ratings revised its outlook on ALLETE to negative from stable and affirmed all of its ratings on ALLETE. S&P Global Ratings cited the possibility for higher leverage and weaker financial measures because of the Merger as its rationale for issuing the negative outlook.
(b)    Not rated by S&P.

The disclosure of these credit ratings is not a recommendation to buy, sell or hold our securities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

Common Stock Dividends. ALLETE is committed to providing a competitive dividend to its shareholders while at the same time funding its growth. ALLETE’s long-term objective is to maintain a dividend payout ratio similar to our peers and provide for future dividend increases. Our targeted payout range is between 60 percent and 70 percent. In 2024, we paid out 91 percent (63 percent in 2023; 77 percent in 2022) of our per share earnings in dividends. On January 30, 2025, our Board of Directors declared a dividend of $0.73 per share, which is payable on March 1, 2025, to shareholders of record at the close of business on February 14, 2025.

Under the Merger Agreement, the Company has agreed not to declare or pay dividends except for quarterly cash dividends payable by us in respect of shares of our common stock on a schedule consistent with our past practices in an amount not to exceed 5 percent per share more than the dividend payable during the prior 12-month period, subject to certain other exceptions. (See Note 15. Agreement and Plan of Merger).
ALLETE, Inc. 2024 Form 10-K

Capital Requirements

ALLETE’s projected capital expenditures for the years 2025 through 2029 are presented in the following table. Actual capital expenditures may vary from the projections due to changes in forecasted plant maintenance, regulatory decisions or approvals, future environmental requirements, base load growth, capital market conditions or executions of new business strategies. Projected capital expenditures exclude amounts for projects that will be sold to third parties upon completion.

Capital Expenditures	2025	2026	2027	2028	2029	Total
Millions
Regulated Operations
High kV Transmission Expansion (a)	$90	$200	$615	$635	$265	$1,805
Solar RFP (b)	145	180	60	40	—	425
Wind RFP (b)	75	215	325	—	—	615
Storage (b)	—	10	35	200	200	445
Base & Other	220	265	285	280	270	1,320
Regulated Operations	530	870	1,320	1,155	735	4,610
ALLETE Clean Energy (c)	15	10	5	5	5	40
Corporate and Other
South Shore Energy (d)	—	55	65	65	45	230
Other	60	5	20	15	25	125
Total Capital Expenditures (e)	$605	$940	$1,410	$1,240	$810	$5,005
(a)This includes capital expenditures for the HVDC modernization, Northland Reliability, Duluth Loop, Big Stone South transmission projects and several projects identified in the second phase of the MISO Long Range Transmission Plan that was approved on December 12, 2024. (See Outlook – Transmission.)
(b)These capital expenditures are part of Minnesota Power’s clean-energy transition plans, which include its progress toward 100 percent carbon-free energy supply, as detailed in Minnesota Power’s latest IRP, which was approved by the MPUC in January 2023. These capital expenditures are dependent on successful requests for proposal by Minnesota Power. (See Outlook – EnergyForward.)
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

Market Risk

Securities Investments.

Available-for-Sale Securities. As of December 31, 2024, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

ALLETE, Inc. 2024 Form 10-K

Market Risk (Continued)

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. The following table presents the long-term debt obligations and the corresponding weighted average interest rate as of December 31, 2024:

	Expected Maturity Date
Interest Rate Sensitive Financial Instruments	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Long-Term Debt
Fixed Rate – Millions	$66.9	$80.2	$162.5	$55.8	$220.3	$1,174.5	$1,760.2	$1,620.2
Average Interest Rate – %	5.4	3.5	4.5	3.8	4.9	4.5	4.5

Variable Rate – Millions	$27.8	—	$20.0	—	—	—	$47.8	$47.8
Average Interest Rate – %	3.7	—	5.7	—	—	—	4.5

Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of December 31, 2024, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.5 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of December 31, 2024.

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

ALLETE, Inc. 2024 Form 10-K

Item 8. Financial Statements and Supplementary Data

See our Consolidated Financial Statements as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022, and supplementary data, which are indexed in Item 15(a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2024, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control – Integrated Framework (framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Trading Plans. For the three months ended December 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.
ALLETE, Inc. 2024 Form 10-K

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Unless otherwise stated, the information required by this Item is incorporated by reference herein from our Proxy Statement for the 2025 Annual Meeting of Shareholders (2025 Proxy Statement) under the following headings:

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

Our 2025 Proxy Statement will be filed with the SEC within 120 days after the end of our 2024 fiscal year.

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

Insider Trading Policies. The information required by this Item for disclosure of the Company’s insider trading policies and procedures and disclosure of certain options awarded close in time to the release of material nonpublic information is incorporated by reference herein from our 2025 Proxy Statement.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference herein from the “Compensation Discussion and Analysis,” the “Compensation Committee Report,” the “Director Compensation” and the “Pay Versus Performance” sections in our 2025 Proxy Statement.

Information concerning the Company’s policy regarding incentive-based compensation received by current and former officers in the event of a required accounting restatement is included in Exhibit 97 to this Form 10-K.

ALLETE, Inc. 2024 Form 10-K

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference herein from the “Ownership of ALLETE Common Stock – Securities Owned by Certain Beneficial Owners” and the “Ownership of ALLETE Common Stock – Securities Owned by Directors and Management” sections in our 2025 Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the shares of ALLETE common stock available for issuance under the Company's equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)

Equity Compensation Plans Approved by Security Holders	227,422	—	783,025
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	227,422	—	783,025
(a)    Includes the following as of December 31, 2024: (i) 32,674 securities representing the performance shares (including accrued dividends) granted under the executive long-term incentive compensation plan that vested but were not paid as of December 31, 2024; (ii) 108,927 securities representing the target number of performance share awards (including accrued dividends) granted under the executive long-term incentive compensation plan that were unvested; and (iii) 85,821 director deferred stock units (including accrued dividends) under the non-employee director compensation deferral plan. With respect to unvested performance share awards, the actual number of shares to be issued will vary from 0 percent to 200 percent of the target level depending upon the achievement of total shareholder return objectives established for such awards. For additional information about the performance shares, including payout calculations, see our 2025 Proxy Statement.
(b)    Earned performance share awards are paid in shares of ALLETE common stock on a one-for-one basis. Accordingly, these awards do not have a weighted-average exercise price.
(c)    Excludes the number of securities shown in the first column as to be issued upon exercise of outstanding options, warrants, and rights. The amount shown is comprised of: (i) 494,870 shares available for issuance under the executive long-term incentive compensation plan in the form of options, rights, restricted stock units, performance share awards, and other grants as approved by the Executive Compensation Committee of the Company’s Board of Directors; (ii) 255,431 shares available for issuance under the Non-Employee Director Stock Plan as payment for a portion of the annual retainer payable to non-employee Directors; and (iii) 32,724 shares available for issuance under the ALLETE and Affiliated Companies Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference herein from the “Corporate Governance” section in our 2025 Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Minneapolis, MN, PCAOB ID: 238.

The information required by this Item is incorporated by reference herein from the “Audit Committee Report” section in our 2025 Proxy Statement.

ALLETE, Inc. 2024 Form 10-K

Part IV
Item 15.     Exhibits and Financial Statement Schedules

(a)	Certain Documents Filed as Part of this Form 10-K.
(1)	Financial Statements	Page
	ALLETE
	Report of Independent Registered Public Accounting Firm	74
	Consolidated Balance Sheet as of December 31, 2024 and 2023	76
	For the Years Ended December 31, 2024, 2023 and 2022
	Consolidated Statement of Income	77
	Consolidated Statement of Comprehensive Income	78
	Consolidated Statement of Cash Flows	79
	Consolidated Statement of Equity	80
	Notes to Consolidated Financial Statements	81
(2)	Financial Statement Schedules
	Schedule II – ALLETE Valuation and Qualifying Accounts and Reserves	137
	All other schedules have been omitted either because the information is not required to be reported by ALLETE or because the information is included in the Consolidated Financial Statements or the notes.
(3)	Exhibits including those incorporated by reference.

Exhibit Number
*2	—	Agreement and Plan of Merger by and among ALLETE, Inc., Alloy Parent LLC and Alloy Merger Sub LLC, dated as of May 5, 2024 (filed as Exhibit 2.1 to the May 6, 2024, Form 8-K, File No. 1-3548).**
*3(a)1	—	Articles of Incorporation, amended and restated as of May 8, 2001 (filed as Exhibit 3(b) to the March 31, 2001, Form 10‑Q, File No. 1-3548).
*3(a)2	—	Amendment to Articles of Incorporation, dated as of September 20, 2004 (filed as Exhibit 3 to the September 21, 2004, Form 8-K, File No. 1-3548).
*3(a)3	—	Amendment to Articles of Incorporation, dated as of May 12, 2009 (filed as Exhibit 3 to the June 30, 2009, Form 10-Q, File No. 1-3548).
*3(a)4	—	Amendment to Articles of Incorporation, dated as of May 11, 2010 (filed as Exhibit 3(a) to the May 14, 2010, Form 8-K, File No. 1-3548).
*3(a)5	—	Amendment to Certificate of Assumed Name, filed with the Minnesota Secretary of State on May 8, 2001 (filed as Exhibit 3(a) to the March 31, 2001, Form 10-Q, File No. 1-3548).
*3(b)		Bylaws, as amended effective April 13, 2020 (filed as Exhibit 3 to the April 14, 2020, Form 8-K, File No. 1-3548).
*4(a)1	—	Mortgage and Deed of Trust, dated as of September 1, 1945, between Minnesota Power & Light Company (now ALLETE) and The Bank of New York Mellon (formerly Irving Trust Company) and Sherma Thomas (successor to Richard H. West), Trustees (filed as Exhibit 7(c), File No. 2-5865).
*4(a)2	—	Supplemental Indentures to ALLETE’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1949	2-7826	7(b)
		Second	July 1, 1951	2-9036	7(c)
		Third	March 1, 1957	2-13075	2(c)
		Fourth	January 1, 1968	2-27794	2(c)
		Fifth	April 1, 1971	2-39537	2(c)
		Sixth	August 1, 1975	2-54116	2(c)
		Seventh	September 1, 1976	2-57014	2(c)
		Eighth	September 1, 1977	2-59690	2(c)
		Ninth	April 1, 1978	2-60866	2(c)
		Tenth	August 1, 1978	2-62852	2(d)2
		Eleventh	December 1, 1982	2-56649	4(a)3
		Twelfth	April 1, 1987	33-30224	4(a)3
		Thirteenth	March 1, 1992	33-47438	4(b)
		Fourteenth	June 1, 1992	33-55240	4(b)
ALLETE, Inc. 2024 Form 10-K

Exhibit Number
		Fifteenth	July 1, 1992	33-55240	4(c)
		Sixteenth	July 1, 1992	33-55240	4(d)
		Seventeenth	February 1, 1993	33-50143	4(b)
		Eighteenth	July 1, 1993	33-50143	4(c)
		Nineteenth	February 1, 1997	1-3548 (1996 Form 10-K)	4(a)3
		Twentieth	November 1, 1997	1-3548 (1997 Form 10-K)	4(a)3
		Twenty-first	October 1, 2000	333-54330	4(c)3
		Twenty-second	July 1, 2003	1-3548 (June 30, 2003, Form 10-Q)	4
		Twenty-third	August 1, 2004	1-3548 (Sept. 30, 2004, Form 10-Q)	4(a)
		Twenty-fourth	March 1, 2005	1-3548 (March 31, 2005, Form 10-Q)	4
		Twenty-fifth	December 1, 2005	1-3548 (March 31, 2006, Form 10-Q)	4
		Twenty-sixth	October 1, 2006	1-3548 (2006 Form 10-K)	4(a)3
		Twenty-seventh	February 1, 2008	1-3548 (2007 Form 10-K)	4(a)3
		Twenty-eighth	May 1, 2008	1-3548 (June 30, 2008, Form 10-Q)	4
		Twenty-ninth	November 1, 2008	1-3548 (2008 Form 10-K)	4(a)3
		Thirtieth	January 1, 2009	1-3548 (2008 Form 10-K)	4(a)4
		Thirty-first	February 1, 2010	1-3548 (March 31, 2010, Form 10-Q)	4
		Thirty-second	August 1, 2010	1-3548 (Sept. 30, 2010, Form 10-Q)	4
		Thirty-third	July 1, 2012	1-3548 (July 2, 2012, Form 8-K)	4
		Thirty-fourth	April 1, 2013	1-3548 (April 2, 2013, Form 8-K)	4
		Thirty-fifth	March 1, 2014	1-3548 (March 31, 2014, Form 10-Q)	4
		Thirty-sixth	June 1, 2014	1-3548 (June 30, 2014, Form 10-Q)	4
		Thirty-seventh	September 1, 2014	1-3548 (Sept. 30, 2014, Form 10-Q)	4
		Thirty-eighth	September 1, 2015	1-3548 (Sept. 30, 2015, Form 10-Q)	4(a)
		Thirty-ninth	April 1, 2018	1-3548 (March 31, 2018, Form 10-Q)	4
		Fortieth	March 1, 2019	1-3548 (March 31, 2019, Form 10-Q)	4(a)
		Forty-first	August 1, 2020	1-3548 (Sept. 30, 2020, Form 10-Q)	4(a)
		Forty-second	September 1, 2021	1-3548 (Sept. 30, 2021, Form 10-Q)	4
		Forty-third	August 1, 2022	1-3548 (Sept. 30, 2022, Form 10-Q)	4
		Forty-fourth	April 1, 2023	1-3548 (June 30, 2023, Form 10-Q)	4
		Forty-fifth	April 1, 2024	1-3548 (March 31, 2024, Form 10-Q)	4
*4(b)1	—	Mortgage and Deed of Trust, dated as of March 1, 1943, between Superior Water, Light and Power Company and Chemical Bank & Trust Company and Howard B. Smith, as Trustees, both succeeded by U.S. Bank National Association, as Trustee (filed as Exhibit 7(c), File No. 2-8668).
*4(b)2	—	Supplemental Indentures to Superior Water, Light and Power Company’s Mortgage and Deed of Trust:
		Number	Dated as of	Reference File	Exhibit
		First	March 1, 1951	2-59690	2(d)(1)
		Second	March 1, 1962	2-27794	2(d)1
		Third	July 1, 1976	2-57478	2(e)1
		Fourth	March 1, 1985	2-78641	4(b)
		Fifth	December 1, 1992	1-3548 (1992 Form 10-K)	4(b)1
		Sixth	March 24, 1994	1-3548 (1996 Form 10-K)	4(b)1
		Seventh	November 1, 1994	1-3548 (1996 Form 10-K)	4(b)2
		Eighth	January 1, 1997	1-3548 (1996 Form 10-K)	4(b)3
		Ninth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)3
		Tenth	October 1, 2007	1-3548 (2007 Form 10-K)	4(c)4
		Eleventh	December 1, 2008	1-3548 (2008 Form 10-K)	4(c)3
		Twelfth	December 2, 2013	1-3548 (2013 Form 10-K)	4(c)3
		Thirteenth	May 29, 2018	1-3548 (June 30, 2018, Form 10-Q)	4
		Fourteenth	June 14, 2021	1-3548 (June 30, 2021, Form 10-Q)	4(a)
		Fifteenth	June 14, 2021	1-3548 (June 30, 2021, Form 10-Q)	4(b)
ALLETE, Inc. 2024 Form 10-K

Exhibit Number
*4(c)	—
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

*4(e)	—	Note Purchase Agreement, dated September 10, 2020, between ALLETE and the purchasers named therein (filed as Exhibit 4 to the September 30, 2020, Form 10-Q, File No. 1-3548).
*4(f)	—	Note Purchase Agreement, dated June 27, 2024, between ALLETE and the purchasers named therein. (filed as Exhibit 4 to the June 30, 2024, Form 10-Q, File No. 1-3548).
*4(g)	—	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4(h) to the 2019 Form 10-K, File No. 1-3548).
*10(a)	—
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

10(b)5	—	Fourth Amendment to Credit Agreement dated as of June 4, 2024, among ALLETE, as Borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.
*10(c)1	—	Financing Agreement between Collier County Industrial Development Authority and ALLETE dated as of July 1, 2006 (filed as Exhibit 10(b)1 to the June 30, 2006, Form 10-Q, File No. 1-3548).
*10(c)2	—
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

*10(d)	—	Agreement dated December 16, 2005, among ALLETE, Wisconsin Public Service Corporation and WPS Investments, LLC (filed as Exhibit 10(g) to the 2009 Form 10-K, File No. 1-3548).
*+10(e)1	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective January 1, 2011 (filed as Exhibit 10(h)1 to the 2010 Form 10-K, File No. 1-3548).
*+10(e)2	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2021 (filed as Exhibit 10(e)8 to the 2020 Form 10-K, File No. 1-3548).
*+10(e)3	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2022 (filed as Exhibit 10(e)9 to the 2021 Form 10-K, File No. 1-3548).
*+10(e)4	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2023 (filed as Exhibit 10(e)8 to the 2022 Form 10-K, File No. 1-3548).
*+10(e)5	—	ALLETE Executive Annual Incentive Plan Form of Award ALLETE Clean Energy Effective 2023 (filed as Exhibit 10(e)9 to the 2022 Form 10-K, File No. 1-3548).
*+10(e)6	—	ALLETE Executive Annual Incentive Plan, as amended and restated, effective December 21, 2023 (filed as Exhibit 10(e)7 to the 2023 Form 10-K, File No. 1-3548).
*+10(e)7	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2024 (filed as Exhibit 10(e)8 to the 2023 Form 10-K, File No. 1-3548).
*+10(e)8	—	ALLETE Executive Annual Incentive Plan Form of Award ALLETE Clean Energy Effective 2024 (filed as Exhibit 10(e)9 to the 2023 Form 10-K, File No. 1-3548).
+10(e)9	—	ALLETE Executive Annual Incentive Plan Form of Award Effective 2025.
+10(e)10	—	ALLETE Executive Annual Incentive Plan Form of Award ALLETE Clean Energy Effective 2025.
*+10(f)1	—	ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), as amended and restated, effective January 1, 2009 (filed as Exhibit 10(i)4 to the 2008 Form 10-K, File No. 1-3548).
*+10(f)2	—	Amendment to the ALLETE and Affiliated Companies Supplemental Executive Retirement Plan (SERP I), effective January 1, 2011 (filed as Exhibit 10(i)2 to the 2010 Form 10-K, File No. 1-3548).
ALLETE, Inc. 2024 Form 10-K

Exhibit Number
*+10(f)3	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective January 1, 2021 (filed as Exhibit 10(f)5 to the 2021 Form 10-K, File No. 1-3548).

*+10(f)4	—
ALLETE and Affiliated Companies Supplemental Executive Retirement Plan II (SERP II), as amended and restated, effective October 27, 2023 (filed as Exhibit 10(f)4 to the 2023 Form 10-K, File No. 1-3548).

*+10(g)	—	ALLETE Deferred Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(j) to the 2012 Form 10-K, File No. 1-3548).
*+10(h)1	—	ALLETE Executive Long-Term Incentive Compensation Plan effective January 1, 2016 (filed November 6, 2015, as Exhibit 99 to Form S-8, File No. 333-207846).
*+10(h)2	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2019 (filed as Exhibit 10(i)10 to the 2018 Form 10-K, File No. 1-3548).
*+10(h)3	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2019 (filed as Exhibit 10(i)11 to the 2018 Form 10-K, File No. 1-3548).
*+10(h)4	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2020 (filed as Exhibit 10(i)12 to the 2019 Form 10-K, File No. 1-3548).
*+10(h)5	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2020 (filed as Exhibit 10(i)13 to the 2019 Form 10-K, File No. 1-3548).
*+10(h)6	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2021 (filed as Exhibit 10(i)14 to the 2020 Form 10-K, File No. 1-3548).
*+10(h)7	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2021 (filed as Exhibit 10(i)15 to the 2020 Form 10-K, File No. 1-3548).
*+10(h)8	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2022 (filed as Exhibit 10(i)17 to the 2021 Form 10-K, File No. 1-3548).
*+10(h)9	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2022 (filed as Exhibit 10(i)18 to the 2021 Form 10-K, File No. 1-3548).
*+10(h)10	—	ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective April 13, 2022. (filed as Exhibit 10.1 to the September 30, 2024, Form 10-Q, File No. 1-3548).
*+10(h)11	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2023 (filed as Exhibit 10(h)16 to the 2022 Form 10-K, File No. 1-3548).
*+10(h)12	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2023 (filed as Exhibit 10(h)17 to the 2022 Form 10-K, File No. 1-3548).
*+10(h)13	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2024 (filed as Exhibit 10(h)15 to the 2023 Form 10-K, File No. 1-3548).
*+10(h)14	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2024 (filed as Exhibit 10(h)16 to the 2023 Form 10-K, File No. 1-3548).
+10(h)15	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Restricted Stock Unit Grant Effective 2025.
+10(h)16	—	Form of ALLETE Executive Long-Term Incentive Compensation Plan Performance Share Grant Effective 2025.
*+10(i)1	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 15, 2013 (filed as Exhibit 10(a) to the June 30, 2013, Form 10-Q, File No. 1-3548).
*+10(i)2	—	ALLETE Non-Employee Director Stock Plan (As Amended and Restated Effective May 10, 2022) (filed as Exhibit 99, File No. 333-265211).
*+10(j)3	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2020 (filed as Exhibit 10(k)3 to the 2020 Form 10-K, File No. 1-3548).
*+10(j)4	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2022 (filed as Exhibit 10(k)4 to the 2021 Form 10-K, File No. 1-3548).
*+10(j)5	—	Amended and Restated ALLETE Non-Employee Director Stock Plan, effective May 10, 2022 (filed as Exhibit 99 to Form S-8, File No. 333-265211).
*+10(j)6	—	ALLETE Non-Employee Director Compensation Summary effective January 1, 2023 (filed as Exhibit 10(j)6 to the 2022 Form 10-K, File No. 1-3548).
*+10(k)1	—	Minnesota Power (now ALLETE) Director Compensation Deferral Plan Amended and Restated, effective January 1, 1990 (filed as Exhibit 10(ac) to the 2002 Form 10-K, File No. 1-3548).
*+10(k)2	—	Amendment to the Minnesota Power (now ALLETE) Director Compensation Deferral Plan, effective October 1, 2003 (filed as Exhibit 10(aa)2 to the 2003 Form 10-K, File No. 1-3548).
*+10(k)3	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective January 1, 2005 (filed as Exhibit 10(c) to the March 31, 2005, Form 10-Q, File No. 1-3548).
*+10(k)4	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective October 1, 2006 (filed as Exhibit 10(d) to the September 30, 2006, Form 10-Q, File No. 1-3548).
*+10(k)5	—	Amendment to the ALLETE Director Compensation Deferral Plan, effective July 24, 2012 (filed as Exhibit 10(n)5 to the 2012 Form 10-K, File No. 1-3548).
ALLETE, Inc. 2024 Form 10-K

Exhibit Number
*+10(l)1	—	ALLETE Non-Employee Director Compensation Deferral Plan II, effective May 1, 2009 (filed as Exhibit 10(a) to the June 30, 2009, Form 10-Q, File No. 1-3548).
*+10(l)2	—	ALLETE Non-Employee Director Compensation Deferral Plan II, as amended and restated, effective July 24, 2012 (filed as Exhibit 10(o)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(m)	—	ALLETE Non-Employee Director Compensation Trust Agreement, as amended and restated, effective December 15, 2012 (filed as Exhibit 10(p)2 to the 2012 Form 10-K, File No. 1-3548).
*+10(n)	—	Extraordinary Compensation Award and Opportunity Effective September 25, 2023 (filed as Exhibit 10.2 to the September 30, 2024, Form 10-Q, File No. 1-3548).
*+10(o)1	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective April 23, 2018 (filed as Exhibit 10(c) to the March 31, 2018, Form 10-Q, File No. 1-3548).
*+10(o)2	—	ALLETE and Affiliated Companies Change in Control Severance Plan, as amended and restated, effective October 27, 2023 (filed as Exhibit 10(n)2 to the 2023 Form 10-K, File No. 1-3548).
19	—	Insider Trading Policies and Procedures.
21	—	Subsidiaries of the Registrant.
23	—	Consent of Independent Registered Public Accounting Firm.
31(a)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	—	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Section 1350 Certification of Annual Report by the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	—	Mine Safety.
97	—	Policy Relating to Recovery of Erroneously Awarded Compensation.
99	—
ALLETE News Release dated February 13, 2025, announcing earnings for the year ended December 31, 2024. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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

*	Incorporated herein by reference as indicated.
**	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any document so furnished.
+	Management contract or compensatory plan or arrangement pursuant to Item 15(b).

Item 16. Form 10-K Summary

None.

ALLETE, Inc. 2024 Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLETE, Inc.

Dated:	February 13, 2025	By	/s/ Bethany M. Owen
Bethany M. Owen
Chair, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bethany M. Owen	Chair, President and Chief Executive Officer	February 13, 2025
Bethany M. Owen	(Principal Executive Officer) and Director

/s/ Steven W. Morris	Senior Vice President and Chief Financial Officer	February 13, 2025
Steven W. Morris	(Principal Financial Officer and Principal Accounting Officer)

ALLETE, Inc. 2024 Form 10-K

Signatures (Continued)

Signature	Title	Date

/s/ George G. Goldfarb	Director	February 13, 2025
George G. Goldfarb

/s/ James J. Hoolihan	Director	February 13, 2025
James J. Hoolihan

/s/ Madeleine W. Ludlow	Director	February 13, 2025
Madeleine W. Ludlow

/s/ Charles R. Matthews	Director	February 13, 2025
Charles R. Matthews

/s/ Susan K. Nestegard	Director	February 13, 2025
Susan K. Nestegard

/s/ Douglas C. Neve	Director	February 13, 2025
Douglas C. Neve

/s/ Barbara A. Nick	Director	February 13, 2025
Barbara A. Nick

/s/ Robert P. Powers	Director	February 13, 2025
Robert P. Powers

/s/ Charlene A. Thomas	Director	February 13, 2025
Charlene A. Thomas

ALLETE, Inc. 2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of ALLETE, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of ALLETE, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

ALLETE, Inc. 2024 Form 10-K

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
Accounting for the Effects of Regulatory Matters
As described in Note 4 to the consolidated financial statements, the Company’s regulated utility operations are subject to accounting standards for the effects of certain types of regulation. As of December 31, 2024, there was $373.3 million of regulatory assets and $602.0 million of regulatory liabilities recorded. Regulatory assets represent incurred costs that have been deferred as they are probable for recovery in customer rates. Regulatory liabilities represent obligations to make refunds to customers and amounts collected in rates for which the related costs have not yet been incurred. Management assesses quarterly whether regulatory assets and liabilities meet the criteria for probability of future recovery or deferral. As disclosed by management, these standards require the Company to reflect the effect of regulatory decisions in its financial statements. This assessment considers factors such as, but not limited to, changes in the regulatory environment and recent rate orders to other regulated entities under the same jurisdiction. If future recovery or refund of costs becomes no longer probable, the assets and liabilities would be recognized in current period net income or other comprehensive income.
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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 13, 2025
We have served as the Company’s auditor since 1963.
ALLETE, Inc. 2024 Form 10-K

CONSOLIDATED FINANCIAL STATEMENTS

ALLETE Consolidated Balance Sheet

As of December 31	2024	2023
Millions
Assets
Current Assets
Cash and Cash Equivalents	$32.8	$71.9
Accounts Receivable (Less Allowance of $1.7 and $1.6 )	148.1	137.2
Inventories – Net	154.6	175.4
Prepayments and Other	99.7	83.6
Total Current Assets	435.2	468.1
Property, Plant and Equipment – Net	5,181.5	5,013.4
Regulatory Assets	371.7	425.4
Equity Investments	340.1	331.2
Goodwill and Intangible Assets – Net	155.3	155.4
Other Non-Current Assets	270.5	262.9
Total Assets	$6,754.3	$6,656.4
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$113.6	$102.2
Accrued Taxes	54.6	51.0
Accrued Interest	23.4	21.1
Long-Term Debt Due Within One Year	94.7	111.4
Other	117.9	91.9
Total Current Liabilities	404.2	377.6
Long-Term Debt	1,704.7	1,679.9
Deferred Income Taxes	253.4	192.7
Regulatory Liabilities	570.5	574.0
Defined Benefit Pension and Other Postretirement Benefit Plans	118.2	160.8
Other Non-Current Liabilities	312.8	264.3
Total Liabilities	3,363.8	3,249.3
Commitments, Guarantees and Contingencies (Note 9)
Redeemable Non-Controlling Interest	0.4	0.5
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 57.9 and 57.6 Shares Issued and Outstanding	1,823.2	1,803.7
Accumulated Other Comprehensive Loss	(18.1)	(20.5)
Retained Earnings	1,042.9	1,026.4
Total ALLETE Equity	2,848.0	2,809.6
Non-Controlling Interest in Subsidiaries	542.1	597.0
Total Equity	3,390.1	3,406.6
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$6,754.3	$6,656.4

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2024 Form 10-K

ALLETE Consolidated Statement of Income

Year Ended December 31	2024	2023	2022
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$1,242.7	$1,238.3	$1,259.3
Contracts with Customers – Non-utility	282.1	636.4	303.8
Other – Non-utility	5.0	5.1	7.6
Total Operating Revenue	1,529.8	1,879.8	1,570.7
Operating Expenses
Fuel, Purchased Power and Gas – Utility	477.6	482.9	545.5
Transmission Services – Utility	64.6	88.2	76.7
Cost of Sales – Non-utility	129.2	473.5	182.8
Operating and Maintenance	361.4	345.3	318.9
Depreciation and Amortization	271.5	251.8	242.2
Taxes Other than Income Taxes	65.4	57.2	70.4
Total Operating Expenses	1,369.7	1,698.9	1,436.5
Operating Income	160.1	180.9	134.2
Other Income (Expense)
Interest Expense	(81.7)	(80.8)	(75.2)
Equity Earnings	25.0	21.7	18.7
Other	23.0	85.0	22.4
Total Other Income (Expense)	(33.7)	25.9	(34.1)
Income Before Non-Controlling Interest and Income Taxes	126.4	206.8	100.1
Income Tax Expense (Benefit)	4.7	27.9	(31.2)
Net Income	121.7	178.9	131.3
Net Loss Attributable to Non-Controlling Interest	(57.6)	(68.2)	(58.0)
Net Income Attributable to ALLETE	$179.3	$247.1	$189.3
Average Shares of Common Stock
Basic	57.7	57.3	55.9
Diluted	57.8	57.4	56.0
Basic Earnings Per Share of Common Stock	$3.11	$4.31	$3.38
Diluted Earnings Per Share of Common Stock	$3.10	$4.30	$3.38

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2024 Form 10-K

ALLETE Consolidated Statement of Comprehensive Income

Year Ended December 31	2024	2023	2022
Millions
Net Income	$121.7	$178.9	$131.3
Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense (Benefit) of $—, $0.1 and $(0.2)	0.1	0.3	(0.4)
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Expense (Benefit) of $(0.1), $2.4 and $(0.1)	2.3	3.6	(0.2)
Total Other Comprehensive Income (Loss)	2.4	3.9	(0.6)
Total Comprehensive Income	124.1	182.8	130.7
Net Loss Attributable to Non-Controlling Interest	(57.6)	(68.2)	(58.0)
Total Comprehensive Income Attributable to ALLETE	$181.7	$251.0	$188.7

The accompanying notes are an integral part of these statements.

ALLETE, Inc. 2024 Form 10-K

ALLETE Consolidated Statement of Cash Flows

Year Ended December 31	2024	2023	2022
Millions
Operating Activities
Net Income	$121.7	$178.9	$131.3
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(5.0)	(3.6)	(2.7)
Income from Equity Investments – Net of Dividends	(1.8)	1.0	2.4
(Gain) / Loss on Investments and Property, Plant and Equipment	—	—	1.2
Depreciation Expense	271.3	251.7	242.0
Amortization of PSAs	(5.0)	(5.2)	(7.6)
Amortization of Other Intangible Assets and Other Assets	6.9	7.1	8.3
Deferred Income Tax Expense (Benefit)	(15.8)	17.6	(38.5)
Share-Based and ESOP Compensation Expense	6.6	7.3	4.9
Defined Benefit Pension and Other Postretirement Plan Expense (Benefit)	(13.8)	(6.1)	(3.0)
Bad Debt Expense	1.4	1.3	1.9
Fuel Adjustment Clause	0.6	44.0	15.1
Provision (Payments) for Interim Rate Refund	23.0	(18.4)	18.4
Changes in Operating Assets and Liabilities
Accounts Receivable	(13.1)	1.8	(14.0)
Inventories	7.5	277.1	(256.1)
Prepayments and Other	(10.5)	(7.9)	(21.5)
Accounts Payable	(2.7)	(4.0)	(1.3)
Other Current Liabilities	0.9	(157.6)	116.2
Renewable Tax Credit Sales	61.1	—	—
Cash Contributions to Defined Benefit Pension Plans	(25.0)	(17.3)	—
Changes in Regulatory and Other Non-Current Assets	42.2	15.6	24.1
Changes in Regulatory and Other Non-Current Liabilities	6.6	2.0	0.2
Cash provided by Operating Activities	457.1	585.3	221.3
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.0	1.0	2.2
Payments for Purchase of Available-for-sale Securities	(2.4)	(1.2)	(2.4)
Acquisitions of Subsidiaries – Net of Cash and Restricted Cash Acquired	—	—	(155.0)
Payments for Equity Investments	(5.8)	(8.2)	(5.9)
Additions to Property, Plant and Equipment	(354.9)	(271.2)	(220.5)
Other Investing Activities	20.4	(4.0)	(2.4)
Cash used in Investing Activities	(340.7)	(283.6)	(384.0)
Financing Activities
Proceeds from Issuance of Common Stock	12.9	14.9	248.0
Equity Issuance Costs	—	—	(8.1)
Proceeds from Issuance of Short-Term and Long-Term Debt	658.0	437.0	785.4
Repayments of Short-Term and Long-Term Debt	(649.4)	(566.7)	(877.0)
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	4.1	17.8	155.7
Distributions to Non-Controlling Interest	(1.5)	(8.5)	(1.7)
Dividends on Common Stock	(162.8)	(155.5)	(145.9)
Other Financing Activities	(1.9)	(1.5)	(1.2)
Cash provided (used in) by Financing Activities	(140.6)	(262.5)	155.2
Change in Cash, Cash Equivalents and Restricted Cash	(24.2)	39.2	(7.5)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	79.4	40.2	47.7
Cash, Cash Equivalents and Restricted Cash at End of Period	$55.2	$79.4	$40.2

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2024 Form 10-K

ALLETE Consolidated Statement of Equity

	2024	2023	2022
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,803.7	$1,781.5	$1,536.7
Common Stock Issued	19.5	22.2	244.8
Balance, End of Period	1,823.2	1,803.7	1,781.5

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(20.5)	(24.4)	(23.8)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain (Loss) on Debt Securities	0.1	0.3	(0.4)
Defined Benefit Pension and Other Postretirement Plans	2.3	3.6	(0.2)
Balance, End of Period	(18.1)	(20.5)	(24.4)

Retained Earnings
Balance, Beginning of Period	1,026.4	934.8	891.4
Net Income Attributable to ALLETE	179.3	247.1	189.3
Common Stock Dividends	(162.8)	(155.5)	(145.9)
Balance, End of Period	1,042.9	1,026.4	934.8

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	597.0	656.4	533.2
Proceeds from Non-Controlling Interest in Subsidiaries – Net of Issuance Costs	1.3	9.9	182.9
Net Loss Attributable to Non-Controlling Interest	(55.0)	(60.8)	(58.0)
Distributions to Non-Controlling Interest	(1.2)	(8.5)	(1.7)
Balance, End of Period	542.1	597.0	656.4

Total Equity	$3,390.1	$3,406.6	$3,348.3

Redeemable Non-Controlling Interest
Balance, Beginning of Period	$0.5	—	—
Proceeds from Non-Controlling Interest in Subsidiaries	2.8	$7.9	—
Net Loss Attributable to Non-Controlling Interest	(2.6)	(7.4)	—
Distributions to Non-Controlling Interest	(0.3)	—	—
Total Redeemable Non-Controlling Interest	$0.4	$0.5	—

Dividends Per Share of Common Stock	$2.82	$2.71	$2.60

The accompanying notes are an integral part of these statements.
ALLETE, Inc. 2024 Form 10-K

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

ALLETE Clean Energy focuses on developing, acquiring, and operating clean and renewable energy projects. ALLETE Clean Energy currently owns, operates, or has developed 1,600 MW of wind energy generation in five major energy markets and eight states across the U.S. with a majority contracted under PSAs of various durations. In addition, ALLETE Clean Energy engages in the development of wind energy facilities to operate under long-term PSAs or for sale to others upon completion.

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
ALLETE, Inc. 2024 Form 10-K

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

BNI Energy mines and sells lignite coal to two North Dakota mine-mouth generating units, one of which is Square Butte. In 2024, Square Butte supplied 50 percent (227.5 MW) of its output to Minnesota Power under long-term contracts. (See Note 9. Commitments, Guarantees and Contingencies.)

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

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of December 31, 2024, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet are primarily related to funds held in escrow for the purchase of land. As of December 31, 2024, and 2023, restricted cash amounts included in Prepayments and Other also include deposits required under a tax equity financing agreement and collateral deposits required under an ALLETE Clean Energy loan agreement. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement and PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash
As of December 31	2024	2023	2022
Millions
Cash and Cash Equivalents	$32.8	$71.9	$36.4
Restricted Cash included in Prepayments and Other	19.9	5.1	1.5
Restricted Cash included in Other Non-Current Assets	2.5	2.4	2.3
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$55.2	$79.4	$40.2

Supplemental Statement of Cash Flow Information.

Consolidated Statement of Cash Flows
Year Ended December 31	2024	2023	2022
Millions
Cash Paid During the Period for Interest – Net of Amounts Capitalized	$75.1	$80.5	$72.8
Cash Paid for Income Taxes	$19.1	$19.5	$6.0
Noncash Investing and Financing Activities
Increase (Decrease) in Accounts Payable for Capital Additions to Property, Plant and Equipment	$15.5	$2.2	$(9.6)
Reclassification of Property, Plant and Equipment to Inventory (a)	—	—	$99.7
Capitalized Asset Retirement Costs (b)	$55.0	$5.8	$11.8
AFUDC–Equity	$5.0	$3.6	$2.7
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
(b)Capitalized asset retirement costs in 2024 reflect the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2024 Form 10-K

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

Accounts Receivable
As of December 31	2024	2023
Millions
Trade Accounts Receivable
Billed	$115.9	$106.8
Unbilled	27.2	23.8
Less: Allowance for Doubtful Accounts	1.7	1.6
Total Trade Accounts Receivable	141.4	129.0
Income Taxes Receivable	6.7	8.2
Total Accounts Receivable	$148.1	$137.2

Concentration of Credit Risk. We are subject to concentration of credit risk primarily as a result of accounts receivable. Minnesota Power sells electricity to eight Large Power Customers. Receivables from these customers totaled $13.3 million as of December 31, 2024 ($11.2 million as of December 31, 2023). Minnesota Power does not obtain collateral to support utility receivables, but monitors the credit standing of major customers. In addition, Minnesota Power, as permitted by the MPUC, requires its taconite-producing Large Power Customers to pay weekly for electric usage based on monthly energy usage estimates, which allows us to closely manage collection of amounts due. Minnesota Power’s taconite customers, which are currently owned by two entities at the end of 2024, accounted for 33 percent of Regulated Operations operating revenue and 27 percent of consolidated operating revenue in 2024 (32 percent of Regulated Operations operating revenue and 21 percent of consolidated operating revenue in 2023 and 32 percent of Regulated Operations operating revenue and 26 percent of consolidated operating revenue in 2022).

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

Inventories – Net
As of December 31	2024	2023
Millions
Fuel (a)	$22.5	$27.2
Materials and Supplies	107.6	115.7
Renewable Energy Facilities Under Development (b)	24.5	32.5
Total Inventories – Net	$154.6	$175.4
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b) Renewable Energy Facilities Under Development consists primarily of project costs related to renewable energy development projects at New Energy.

ALLETE, Inc. 2024 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepayments and Other Current Assets. Prepayments and Other on the Consolidated Balance Sheet included $32.4 million of costs in excess of billings at New Energy as of December 31, 2024 ($21.5 million as of December 31, 2023).

Property, Plant and Equipment. Property, plant and equipment are recorded at original cost and are reported on the Consolidated Balance Sheet net of accumulated depreciation. Expenditures for additions, significant replacements, improvements and major plant overhauls are capitalized; maintenance and repair costs are expensed as incurred. Gains or losses on property, plant and equipment for Corporate and Other operations, except New Energy, are recognized when they are retired or otherwise disposed. When property, plant and equipment in our Regulated Operations and ALLETE Clean Energy segments as well as at New Energy are retired or otherwise disposed, no gain or loss is recognized in accordance with the accounting standards for composite depreciation except for certain circumstances where the retirement is unforeseen or unexpected. Our Regulated Operations capitalize AFUDC, which includes both an interest and equity component. AFUDC represents the cost of both debt and equity funds used to finance utility plant additions during construction periods. AFUDC amounts capitalized are included in rate base and are recovered from customers as the related property is depreciated. Upon MPUC approval of cost recovery, the recognition of AFUDC ceases. (See Note 2. Property, Plant and Equipment.)

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. The MPUC order for Minnesota Power’s 2015 IRP directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. Minnesota Power’s latest IRP, which was approved by the MPUC in an order dated January 9, 2023, includes ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Boswell Unit 3 and Unit 4 have a net book value of approximately $220 million and $395 million, respectively, as of December 31, 2024. (See Note 4. Regulatory Matters.) Minnesota Power also retired Taconite Harbor in the first quarter of 2023 consistent with its latest IRP. As part of the 2022 general retail rate case, the MPUC allowed recovery of the remaining book value of Taconite Harbor through 2026. We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

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

In 2023 and 2022 there were triggering events identified for our property, plant, and equipment at certain ALLETE Clean Energy wind energy facilities. A recoverability test was performed indicating that the undiscounted cash flows adequately supported the property, plant and equipment book values. As a result, no impairment was recorded in 2023 or 2022. In 2024, there were no triggering events identified for our property, plant, and equipment at ALLETE Clean Energy.

ALLETE, Inc. 2024 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Government Grants. We recognize government grants when there is reasonable assurance that the Company will comply with the conditions attached to the grant and that the grant will be received. Grants whose primary condition is the purchase, construction, or acquisition of a long-lived asset are considered asset-based grants and are recognized as a reduction to such asset’s cost basis, which reduces future depreciation. Cash inflows from asset-based grants are considered cash flows provided by investing activities. Other grants not related to long-lived assets are considered income-based grants, which are recognized as a reduction to the related cost of activities that generated the benefit are presented. Cash inflows from grants related to income are considered cash flows provided by operating activities.

In the third quarter of 2024, Minnesota Power received $14.9 million in state funding related to its HVDC Transmission System Project as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. This was considered an asset-based grant and resulted in the reduction to cost basis for the related assets, and it is subject to regulatory obligations with the MPUC.

There were no benefits recognized from income-based government grants in our consolidated statement of income in 2022, 2023 or 2024.

Derivatives. ALLETE is exposed to certain risks relating to its business operations that can be managed through the use of derivative instruments. ALLETE may enter into derivative instruments to manage those risks including interest rate risk related to certain variable-rate borrowings, and commodity price and transmission congestion cost risk related to sales to electric customers. We have determined that either these agreements are immaterial to the financial statements, are not derivatives, or, if they are derivatives, these agreements qualify for the normal purchases and normal sales exception to derivative accounting guidance; therefore, derivative accounting is not required.

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

As of the date of our annual goodwill impairment testing in 2024, the Company elected to bypass the qualitative assessment of goodwill for impairment, proceeding directly to the two-step impairment test for the New Energy reporting unit. In performing Step 1 of the impairment test, we compared the fair value of the reporting unit to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of a reporting unit, Step 2 of the impairment test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.

For Step 1 of the impairment test, we estimated the reporting unit's fair value using standard valuation techniques, including techniques which use estimates of projected future results and cash flows to be generated by the reporting unit. Such techniques generally include a terminal value that utilizes a growth rate on debt-free cash flows. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment by management regarding future performance. Our annual impairment test in 2024 indicated that the estimated fair value of New Energy exceeded its carrying value, and therefore no impairment existed. The fair value of the reporting unit was determined using a discounted cash flow model, using significant assumptions which included a discount rate of 12.5 percent, cash flow forecasts through 2033, gross margins, and a terminal growth rate of 3.5 percent.

ALLETE, Inc. 2024 Form 10-K

Other Non-Current Assets
As of December 31	2024	2023
Millions
Contract Assets (a)	$15.9	$18.5
ALLETE Properties	10.3	10.8
Restricted Cash	2.5	2.4
Other Postretirement Benefit Plans	107.6	106.3
Other	134.2	124.9
Total Other Non-Current Assets	$270.5	$262.9
(a)    Contract Assets include payments made to customers as an incentive to execute or extend service agreements. The contract payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities
As of December 31	2024	2023
Millions
Customer Deposits	$7.8	$7.4
PSAs	5.9	6.0
Provision for Interim Rate Refund	23.0	—
Manufactured Gas Plant (a)	0.1	0.8
Other	81.1	77.7
Total Other Current Liabilities	$117.9	$91.9
(a) The manufactured gas plant represents the current liability for remediation of a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. (See Note 9. Commitments, Guarantees and Contingencies.)

Other Non-Current Liabilities
As of December 31	2024	2023
Millions
Asset Retirement Obligation (a)(b)	$261.3	$202.9
PSAs	15.1	20.9
Other	36.4	40.5
Total Other Non-Current Liabilities	$312.8	$264.3
(a) The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $42.3 million in Other Non-Current Assets on the Consolidated Balance Sheet as of December 31, 2024 ($37.2 million as of December 31, 2023).
(b) The increase in Asset Retirement Obligation in 2024 reflects the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 9. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. 2024 Form 10-K

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

ALLETE, Inc. 2024 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Additional information on the components of lease cost and presentation of cash flows were as follows:

As December 31	2024	2023
Millions
Operating Lease Cost	$5.4	$5.0
Finance Lease Cost	$0.3	$0.1

Other Information:
Operating Cash Flows From Operating Leases	$5.4	$5.0
Financing Cash Flows From Finance Leases	$0.4	$0.2

Additional information related to leases were as follows:

As of December 31	2024	2023
Millions
Balance Sheet Information Related to Leases:
Operating Lease Other Non-Current Assets	$9.1	$10.7
Finance Lease Other Non-Current Assets	1.9	2.1
Total Lease Right-of-use Assets	$11.0	$12.8

Operating Lease Other Current Liabilities	$3.2	$3.0
Finance Lease Other Current Liabilities	0.4	0.4
Operating Lease Other Non-Current Liabilities	6.0	7.7
Finance Lease Other Non-Current Liabilities	1.3	1.6
Total Lease Liabilities	$10.9	$12.7

Income Statement Information Related to Leases:
Operating Lease Rent Expense	$5.4	$5.0
Finance Lease Interest Expense	0.1	—
Finance Lease Amortization Expense	0.2	0.1
Total Operating and Finance Lease Expenses	$5.7	$5.1

Weighted Average Remaining Lease Term (Years):
Operating Leases - Vehicles and Equipment	2	3
Operating Leases - Land and Other	23	12
Finance Leases - Vehicles and Equipment	4	5

Weighted Average Discount Rate:
Operating Leases - Vehicles and Equipment	4.0%	4.0%
Operating Leases - Land and Other	5.9%	5.0%
Finance Leases - Vehicles and Equipment	5.4%	5.4%
ALLETE, Inc. 2024 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Leases (Continued)

Maturities of operating and finance lease liabilities as of December 31, 2024, were as follows:

Millions	Operating	Finance
2025	$3.4	$0.4
2026	3.3	0.4
2027	4.2	0.5
2028	0.3	0.6
2029	0.1	—
Thereafter	3.4	—
Total Lease Payments Due	14.7	1.9
Less: Imputed Interest	5.5	0.2
Total Lease Obligations	9.2	1.7
Less: Current Lease Obligations	3.2	0.4
Total Long-term Lease Obligations	$6.0	$1.3

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

ALLETE, Inc. 2024 Form 10-K

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

Industrial includes sales recognized from contracts with customers in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Industrial sales accounted for approximately 56 percent of total regulated utility kWh sales for the year ended December 31, 2024. Within industrial revenue, Minnesota Power had eight Large Power Customer contracts, each serving requirements of 10 MW or more of customer load as of December 31, 2024. These contracts automatically renew past the contract term unless a four-year written notice is given. Large Power Customer contracts have earliest termination dates ranging from 2028 through 2029. We satisfy our performance obligations for these customers at the time energy is delivered to an agreed upon customer substation. Revenue is accrued for energy provided but not yet billed at period end. Based on current contracts with industrial customers, we expect to recognize minimum revenue for the fixed contract components of approximately $60 million per annum through 2028 and approximately $10 million in 2029, which reflects the termination notice period in these contracts. When determining minimum revenue, we assume that customer contracts will continue under the contract renewal provision; however, if long-term contracts are renegotiated and subsequently approved by the MPUC or there are changes within our industrial customer class, these amounts may be impacted. Contracts with customers that contain variable pricing or quantity components are excluded from the expected minimum revenue amounts.

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

ECO Financial incentives reflects certain revenue that is a result of the achievement of certain objectives for our ECO financial incentives. This revenue is accounted for in accordance with the accounting standards for alternative revenue programs which allow for the recognition of revenue under an alternative revenue program if the program is established by an order from the utility’s regulatory commission, the order allows for automatic adjustment of future rates, the amount of revenue recognized is objectively determinable and probable of recovery, and the revenue will be collected within 24 months following the end of the annual period in which it is recognized. ECO financial incentives are recognized in the period in which the MPUC approves the filing, which is typically mid-year.

ALLETE, Inc. 2024 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Non-utility

ALLETE Clean Energy

Long-term PSA revenue includes all sales recognized under long-term contracts for production, curtailment, capacity and associated renewable energy credits from ALLETE Clean Energy wind energy facilities. Expiration dates of these PSAs range from 2027 through 2039. Performance obligations for these contracts are satisfied at the time energy is delivered to an agreed upon point, or production is curtailed at the request of the customer, at specified prices. Revenue from the sale of renewable energy credits is recognized at the same time the related energy is delivered to the customer when sold to the same party.

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

Payment Terms. Payment terms and conditions vary across our businesses. Aside from taconite-producing Large Power Customers, payment terms generally require payment to be made within 15 days to 30 days from the end of the period that the service has been rendered. In the case of its taconite-producing Large Power Customers, as permitted by the MPUC, Minnesota Power requires weekly payments for electric usage based on monthly energy usage estimates. These customers receive estimated bills based on Minnesota Power’s estimate of the customers’ energy usage, forecasted energy prices and fuel adjustment clause estimates. Minnesota Power’s taconite-producing Large Power Customers have generally predictable energy usage on a weekly basis and any differences that occur are trued-up the following month. Due to the timing difference of revenue recognition from the timing of invoicing and payment, the taconite-producing Large Power Customers receive credit for the time value of money; however, we have determined that our contracts do not include a significant financing component as the period between when we transfer the service to the customer and when they pay for such service is minimal.

ALLETE, Inc. 2024 Form 10-K

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue (Continued)

Assets Recognized From the Costs to Obtain a Contract with a Customer. We recognize as an asset the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We expense incremental costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. As of December 31, 2024, we have $15.9 million of assets recognized for costs incurred to obtain contracts with our customers ($18.5 million as of December 31, 2023). Management determined the amount of costs to be recognized as assets based on actual costs incurred and paid to obtain and fulfill these contracts to provide goods and services to our customers. Assets recognized to obtain contracts are amortized on a straight-line basis over the contract term as a non-cash reduction to revenue. We recognized $2.4 million of non-cash amortization for the year ended December 31, 2024 ($2.4 million for the year ended December 31, 2023).

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

Non-Controlling Interest in Subsidiaries and Redeemable Non-Controlling Interest. Non-controlling interest in subsidiaries and redeemable non-controlling interest represent the portion of equity ownership, net income (loss), and comprehensive income (loss) in subsidiaries that is not attributable to equity holders of ALLETE. Non-controlling Interest in Subsidiaries as of and for the years ended December 31, 2024 and 2023, are related to the tax equity financings for ALLETE Clean Energy’s 106 MW Glen Ullin, 80 MW South Peak, 303 MW Diamond Spring and 303 MW Caddo wind energy facilities as well as ALLETE’s equity investment in the 250 MW Nobles 2 wind energy facility. Redeemable Non-Controlling Interest as of and for the year ended December 31, 2024, is related to a tax equity financing entered into in the fourth quarter of 2023 for certain New Energy solar energy facilities totaling 14 MW. This tax equity financing is classified as redeemable non-controlling interest as the redemption price and date are fixed and determinable.

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
ALLETE, Inc. 2024 Form 10-K

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

Other Income (Expense) - Other
Year Ended December 31	2024	2023	2022
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credit (a)	$13.6	$8.9	$9.8
Interest and Investment Income (b)	4.0	10.3	—
AFUDC - Equity	5.0	3.6	2.7
Gain on Land Sales	0.1	0.2	—
PSA Liability (c)	—	—	10.2
Gain on Arbitration Award (d)	—	58.4	—
Other Income (Expense)	0.3	3.6	(0.3)
Total Other Income (Expense) - Other	$23.0	$85.0	$22.4
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

ALLETE, Inc. 2024 Form 10-K

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

New Accounting Standards.

Improvements to Reportable Segment Disclosures. In November 2023, the FASB issued Accounting Standards Update 2023-07, Improvements to Reportable Segment Disclosures (ASU 2023-07). ASU 2023-07 requires that an entity provide enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker, among other disclosures. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and this Form 10-K includes the required disclosures. We expect to provide enhanced disclosures for quarterly periods beginning in 2025.

Improvements to Income Tax Disclosures. In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 was issued to enhance the transparency and decision usefulness of income tax disclosures by disclosing specific categories in the rate reconciliation as well as providing additional information for reconciling items above a threshold. It also requires disclosure about certain income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We do not anticipate ASU 2023-09 having a material effect on the presentation of ALLETE’s consolidated financial statements.

Disaggregation of Income Statement Expenses. In November 2024, the FASB issued Accounting Standards Update 2024-03, Disaggregation of Income Statement Expenses (ASU 2024-03). ASU 2024-03 was issued to improve expense disclosures by providing more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for annual periods beginning after December 25, 2026, and quarterly periods beginning after December 15, 2027. We do not anticipate ASU 2024-03 having a material effect on the presentation of ALLETE’s consolidated financial statements.

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

ALLETE, Inc. 2024 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment
As of December 31	2024	2023
Millions
Regulated Operations
Property, Plant and Equipment in Service	$5,387.8	$5,167.2
Construction Work in Progress	197.5	146.7
Accumulated Depreciation	(2,077.8)	(1,969.4)
Regulated Operations – Net	3,507.5	3,344.5
ALLETE Clean Energy
Property, Plant and Equipment in Service	1,605.3	1,612.8
Construction Work in Progress	51.9	48.9
Accumulated Depreciation	(272.9)	(229.1)
ALLETE Clean Energy – Net	1,384.3	1,432.6
Corporate and Other (a)
Property, Plant and Equipment in Service	377.4	355.8
Construction Work in Progress	77.5	27.5
Accumulated Depreciation	(165.2)	(147.0)
Corporate and Other – Net	289.7	236.3
Property, Plant and Equipment – Net	$5,181.5	$5,013.4
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

ALLETE, Inc. 2024 Form 10-K

NOTE 2. PROPERTY, PLANT AND EQUIPMENT (Continued)

Asset Retirement Obligations
Millions
Obligation as of December 31, 2022	$200.4
Accretion	10.3
Liabilities Settled	(10.2)
Revisions in Estimated Cash Flows	2.4
Obligation as of December 31, 2023	202.9
Accretion	13.1
Liabilities Recognized (a)	47.7
Liabilities Settled	(16.0)
Revisions in Estimated Cash Flows	13.6
Obligation as of December 31, 2024	$261.3
(a)     The increase in liabilities recognized in 2024 reflects the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 9. Commitments, Guarantees and Contingencies.)
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

Minnesota Power’s investments in jointly-owned facilities and assets and the related ownership percentages are as follows:

Regulated Utility Plant	Plant in Service	Accumulated Depreciation	Construction Work in Progress	% Ownership
Millions
As of December 31, 2024
Boswell Unit 4	$716.2	$396.7	$14.2	80
Transmission Assets	101.1	26.1	—	9.3 - 14.7
Total	$817.3	$422.8	$14.2
As of December 31, 2023
Boswell Unit 4	$725.9	$369.8	$2.8	80
Transmission Assets	101.0	23.6	—	9.3 - 14.7
Total	$826.9	$393.4	$2.8

Nemadji Trail Energy Center. South Shore Energy, ALLETE’s non-rate regulated, Wisconsin subsidiary, is developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility to be built in Superior, Wisconsin, which will be jointly owned by Dairyland Power Cooperative, Basin and South Shore Energy. Minnesota Power is expected to purchase approximately 20 percent of the facility's output starting upon completion of the facility pursuant to a capacity dedication agreement. Construction of NTEC is subject to obtaining additional permits from local, state and federal authorities. The total project cost is estimated to be approximately $700 million, of which South Shore Energy will be responsible for approximately 20 percent. South Shore Energy’s portion of NTEC project costs incurred through December 31, 2024, is approximately $10 million.

ALLETE, Inc. 2024 Form 10-K

NOTE 4. REGULATORY MATTERS

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable and environmental investments and expenditures. (See Transmission Cost Recovery Rider, Renewable Cost Recovery Rider, Solar Cost Recovery Rider and Environmental Improvement Rider.) Revenue from cost recovery riders was $20.0 million in 2024 ($57.0 million in 2023; $38.8 million in 2022).

Minnesota Retail Rates. Minnesota Power’s retail base rates through 2022 were based on a 2018 MPUC retail rate order that allowed for a 9.25 percent return on common equity and a 53.81 percent equity ratio. Interim rates were implemented in Minnesota Power’s 2022 general rate case beginning in January 2022, and the resolution of Minnesota Power’s 2022 general rate case changed the allowed return on equity to 9.65 percent and the equity ratio to 52.50 percent beginning October 1, 2023. (See 2022 Minnesota General Rate Case.) Minnesota Power expects to implement updated rates based on the 2024 MPUC retail rate order in the first quarter of 2025. This order allows for a return on equity 9.78 percent and an equity ratio of 53.00 percent.

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC seeking an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing sought a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. As part of the settlement agreement, the parties agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, an equity ratio of 53.00 percent, all non-financial items and cost allocation. In an order dated November 25, 2024, the MPUC approved the settlement agreement. Final rates are expected to be implemented in the first quarter of 2025; interim rates will be collected through this period with reserves recorded as necessary. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $23.0 million pre-tax as of December 31, 2024, which is subject to MPUC approval of Minnesota Power’s refund calculation.

2022 Minnesota General Rate Case. In an order dated February 28, 2023, the MPUC made determinations regarding Minnesota Power’s general rate case including allowing a return on common equity of 9.65 percent and a 52.50 percent equity ratio. In March 2023, Minnesota Power filed a petition for reconsideration with the MPUC requesting reconsideration and clarification of certain decisions in the MPUC’s order. The MPUC denied the requests for reconsideration in an order dated May 15, 2023.

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

ALLETE, Inc. 2024 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

FERC-Approved Wholesale Rates. Minnesota Power has wholesale contracts with 14 non-affiliated municipal customers in Minnesota and SWL&P. Two of the wholesale contracts include a termination clause requiring a three-year notice to terminate.

Minnesota Power’s wholesale electric contract with the Nashwauk Public Utilities Commission is effective through December 31, 2037. The wholesale electric service contract with SWL&P is effective through February 29, 2028. Under the agreement with SWL&P, no termination notice has been given. The rates included in these two contracts are set each July 1 based on a cost-based formula methodology, using estimated costs and a rate of return that is equal to Minnesota Power’s authorized rate of return for Minnesota retail customers. The formula-based rate methodology also provides for a yearly true-up calculation for actual costs incurred.

Minnesota Power’s wholesale electric contracts with 13 other municipal customers were extended in January 2022 and are effective through 2029. These contracts are based on fixed prices for capacity and energy. The base energy charge for each year is adjusted annually for updated fuel and purchased power costs.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for certain transmission investments and expenditures, including a return on the capital invested. Current customer billing rates are based on an MPUC order dated March 5, 2024. On November 13, 2024, Minnesota Power submitted its latest transmission factor filing. Following approval of the filing by the MPUC, Minnesota Power will be authorized to include updated billing rates on customer bills.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated June 25, 2024.

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates were approved by the MPUC in an order dated December 26, 2023. On October 8, 2024, Minnesota Power submitted its latest solar factor filing. Following approval of the filing by the MPUC, Minnesota Power will be authorized to include updated billing rates on customer bills.

Fuel Adjustment Clause. Fuel and purchased power costs related to Minnesota Power’s retail customers are recovered from customers through the fuel adjustment clause. The method of accounting for all Minnesota electric utilities is a monthly budgeted, forward-looking fuel adjustment clause with annual prudence review and true-up to actual allowed costs.

Minnesota Power incurred higher fuel and purchased power costs in 2022 than those factored in its fuel adjustment forecast filed in May 2021 for 2022, which resulted in the recognition of an approximately $13 million regulatory asset as of December 31, 2022. The MPUC approved recovery of the regulatory asset in an order dated July 31, 2023; recovery of the regulatory asset began in the third quarter of 2023 and ended in mid-2024.

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

Minnesota Power incurred higher fuel and purchased power costs in 2024 than those factored in its fuel adjustment forecast filed in May 2023 for 2024, which resulted in the recognition of a $4.5 million regulatory asset as of December 31, 2024. Minnesota Power expects to request recovery of the regulatory asset as part of its annual true-up filing with the MPUC in March 2025.

Minnesota Power’s filed its annual forecasted fuel and purchased power rates for 2025 on May 1, 2024, which was subsequently approved by the MPUC in an order dated November 8, 2024. The fuel and purchased power rates for Minnesota Power retail customers are based on this filing beginning January 1, 2025.

ALLETE, Inc. 2024 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)
Electric Rates (Continued)

Deferred Accounting Petition. On December 30, 2024, Minnesota Power submitted a petition with the MPUC seeking deferral accounting treatment for investigative costs and the increase in depreciation expense resulting from compliance costs that will be incurred related to the new Coal Combustion Rule (CCR) Legacy Rule, which was published in the Federal Register on May 8, 2024. (See Note 9. Commitments, Guarantees and Contingencies.) Compliance with the CCR Legacy Rule is expected to result in a significant increase to our MPUC-approved decommissioning costs for Boswell and Laskin. If the MPUC approves our request for deferral accounting treatment, these costs would be deferred for recovery to our next rate case or other regulatory proceeding. In 2024, we recorded depreciation expense related to this rule, of which $4.2 million pre-tax would be moved to a deferred tracking account for MPUC review through a future rate case or other proceeding if the MPUC approves our request for deferral accounting treatment. We are unable to predict the outcome of this proceeding.

Wisconsin Retail Rates. SWL&P’s retail rates through 2022 were based on a December 2018 order by the PSCW that allowed for a return on equity of 10.40 percent and a 55.00 percent equity ratio. The resolution of SWL&P’s 2022 general rate case changed the allowed return on equity to 10.00 percent and maintained an equity ratio of 55.00 percent. (See 2022 Wisconsin General Rate Case.) The resolution of SWL&P’s 2024 general rate case further changed the allowed return on equity to 9.80 percent and continued to maintain an equity ratio of 55.00 percent beginning January 1, 2025. (See 2024 Wisconsin General Rate Case.)

2024 Wisconsin General Rate Case. On March 29, 2024, SWL&P filed a rate increase request for its electric, gas and water utilities with the PSCW. The filing sought an overall return on equity of 10.00 percent and a 55.00 percent equity ratio. On an annualized basis, the requested change would have increased rates by approximately 5.90 percent for retail customers and generated an estimated $7.3 million of additional revenue. In an order dated December 12, 2024, the PSCW approved an annual increase of approximately $5.5 million reflecting a return on equity of 9.80 percent and a 55.00 percent equity ratio. Final rates went into effect January 1, 2025.

2022 Wisconsin General Rate Case. In an order dated December 20, 2022, the PSCW approved an annual increase of $3.3 million reflecting a return on equity of 10.00 percent and a 55.00 percent equity ratio. Final rates went into effect January 1, 2023.

Integrated Resource Plan. On February 1, 2021, Minnesota Power filed its latest IRP, which was approved by the MPUC in an order dated January 9, 2023. The approved IRP, which reflects a joint agreement reached with various stakeholders, outlines Minnesota Power’s clean-energy transition plans through 2035. These plans include expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of these plans, Minnesota Power anticipates adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognize that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably. Minnesota Power expects to file its next IRP in March 2025.

Solar Energy Request For Proposals. On October 2, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a RFP for up to 300 MW of solar energy resources. Minnesota Power issued the RFP on November 15, 2023, which were accepted through January 17, 2024. Minnesota Power announced plans to build an 85 MW solar project and a 119.5 MW solar project in northern Minnesota, both of which are expected to be in service in mid-2027, subject to MPUC approval.

Wind Energy Request For Proposals. On December 15, 2023, Minnesota Power filed a notice with the MPUC of its intent to issue a RFP for up to 400 MW of wind energy resources. Minnesota Power issued the RFP on February 15, 2024, which were accepted through April 11, 2024.

ALLETE, Inc. 2024 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

ECO Plan. Minnesota requires electric utilities to spend a minimum of 1.5 percent of gross operating revenues, excluding revenue received from exempt customers, from service provided in the state on ECOs each year. On April 1, 2024, Minnesota Power submitted its 2023 ECO annual filing, formerly known as the conservation improvement program, detailing Minnesota Power’s ECO plan results and proposed financial incentive, which was approved by the MPUC on November 8, 2024. As a result, Minnesota Power recognized revenue of $2.2 million in 2024 for the approved financial incentive ($2.2 million in 2023 and $1.9 million in 2022). The financial incentives are recognized in the period in which the MPUC approves the filing.

On June 30, 2023, Minnesota Power submitted its triennial filing for 2024 through 2026 to the MPUC and Minnesota Department of Commerce, which outlines Minnesota Power’s ECO spending and energy-saving goals for those years. Minnesota Power’s investment goals are $12.7 million for 2025 and $12.8 million for 2026.

MISO Return on Equity Complaints. MISO transmission owners, including ALLETE and ATC, had an authorized return on equity of 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization based on a 2020 FERC order which was subject to various legal challenges related to the return on equity calculation and refund period ordered by the FERC. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to the FERC. On October 17, 2024, FERC ordered a return on equity of 9.98 percent, or 10.48 percent including an incentive adder for participation in a RTO, effective September 28, 2016. (See Note 6. Equity Investments.)

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

Minnesota Distributed Solar Energy Standard. Minnesota law requires at least 3 percent of Minnesota Power’s retail electric sales to be generated from distributed solar energy resources by 2030. Minnesota Power expects to need between 65 MW and 85 MW of distributed solar capacity to meet this requirement. On January 30, 2025, Minnesota Power issued a RFP seeking distributed solar projects as part of its compliance with this distributed solar energy standard. The RFP seeks proposals for solar generating facilities of 10 MW or less that will be connected to Minnesota Power’s distribution system.

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

ALLETE, Inc. 2024 Form 10-K

NOTE 4. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities
As of December 31	2024	2023
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause (b)	—	$8.7
Other	$1.6	0.6
Total Current Regulatory Assets	$1.6	$9.3
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans (c)	$200.3	$218.6
Income Taxes (d)	84.9	88.1
Asset Retirement Obligations (e)	41.0	37.7
Taconite Harbor (g)	17.3	20.9
Manufactured Gas Plant (h)	11.6	13.2
Cost Recovery Riders (f)	5.5	33.8
Fuel Adjustment Clause (b)	4.5	5.0
PPACA Income Tax Deferral	3.7	3.9
Other	2.9	4.2
Total Non-Current Regulatory Assets	$371.7	$425.4
Current Regulatory Liabilities (i)
Provision for Interim Rate Refund	$23.0	—
Fuel Adjustment Clause (b)	7.2	—
Other	1.3	$3.9
Total Current Regulatory Liabilities	$31.5	$3.9
Non-Current Regulatory Liabilities
Income Taxes (d)	$292.7	$310.0
Wholesale and Retail Contra AFUDC (j)	77.6	78.0
Plant Removal Obligations (k)	74.2	67.0
Defined Benefit Pension and Other Postretirement Benefit Plans (c)	40.7	48.6
Non-Jurisdictional Land Sales (l)	59.7	30.2
Investment Tax Credits (m)	17.8	13.6
Boswell Units 1 and 2 Net Plant and Equipment (n)	6.7	6.7
Fuel Adjustment Clause (b)	0.6	15.5
Other	0.5	4.4
Total Non-Current Regulatory Liabilities	$570.5	$574.0
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
(f)The cost recovery rider regulatory assets and liabilities are revenue not yet collected from our customers and cash collections from our customers in excess of the revenue recognized, respectively, primarily due to capital expenditures related to Bison and the GNTL as well as differences between production tax credits recognized and those assumed in Minnesota Power’s base rates. The cost recovery rider regulatory assets as of December 31, 2024, will be recovered within the next two years.
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
(m)North Dakota and federal investment tax credits expected to be realized from Minnesota Power’s Bison facility and SWL&P’s community solar facility that will be credited to retail customers primarily through future renewable cost recovery rider and rate filings as the tax credits are utilized.
(n)In 2018, Minnesota Power retired Boswell Units 1 and 2 and reclassified the remaining net book value from property, plant and equipment to a regulatory asset on the Consolidated Balance Sheet. The remaining net book value is currently included in Minnesota Power’s rate base and Minnesota Power is earning a return on the outstanding balance.
ALLETE, Inc. 2024 Form 10-K

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

ALLETE, Inc. 2024 Form 10-K

NOTE 6. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting. In 2024, we invested $5.8 million in ATC. In total, we expect to invest approximately $18.3 million in 2025.

ALLETE’s Investment in ATC
Year Ended December 31	2024	2023
Millions
Equity Investment Beginning Balance	$179.7	$165.4
Cash Investments	5.8	8.2
Equity in ATC Earnings	26.5	23.1
Distributed ATC Earnings	(18.9)	(18.3)
Amortization of the Remeasurement of Deferred Income Taxes	1.3	1.3
Equity Investment Ending Balance	$194.4	$179.7

ATC Summarized Financial Data
Balance Sheet Data
As of December 31	2024	2023
Millions
Current Assets	$126.6	$115.2
Non-Current Assets	6,792.6	6,337.0
Total Assets	$6,919.2	$6,452.2
Current Liabilities	$482.4	$495.9
Long-Term Debt	3,083.4	2,736.0
Other Non-Current Liabilities	545.0	585.2
Members’ Equity	2,808.4	2,635.1
Total Liabilities and Members’ Equity	$6,919.2	$6,452.2

Income Statement Data
Year Ended December 31	2024	2023	2022
Millions
Revenue	$911.3	$818.9	$751.2
Operating Expense	442.3	407.6	381.5
Other Expense	137.8	131.7	122.9
Net Income	$331.2	$279.6	$246.8
ALLETE’s Equity in Net Income	$26.5	$23.1	$19.3

ATC’s authorized return on equity was 10.02 percent, or 10.52 percent including an incentive adder for participation in a regional transmission organization, based on a 2020 FERC order which is subject to various outstanding legal challenges related to the return on equity calculation and refund period ordered by the FERC. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the 2020 FERC order back to FERC. As a result of this decision, ATC recorded a reserve in the third quarter of 2022 for anticipated refunds to its customers for approximately $31 million of which our share was approximately $2.4 million pre-tax. On October 17, 2024, FERC ordered a return on equity of 9.98 percent, or 10.48 percent including an incentive adder for participation in a RTO, effective September 28, 2016.

In addition, the FERC issued a Notice of Proposed Rulemaking in April 2021 to limit the 50 basis point incentive adder for participation in a regional transmission organization to only the first three years of membership in such an organization. If this proposal is adopted, our equity in earnings from ATC would be reduced by approximately $1 million pre-tax annually.

ALLETE, Inc. 2024 Form 10-K

NOTE 6. EQUITY INVESTMENTS (Continued)

Investment in Nobles 2. Our subsidiary, ALLETE South Wind, owns a 49 percent equity interest in Nobles 2, the entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota pursuant to a 20-year PPA with Minnesota Power. We account for our investment in Nobles 2 under the equity method of accounting.

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2023	$151.5
Equity in Nobles 2 Earnings (a)	(1.5)
Distributed Nobles 2 Earnings	(4.3)
Equity Investment Balance as of December 31, 2024	$145.7
(a)The Company also recorded net loss attributable to non-controlling interest of $11.7 million related to its investment in Nobles 2.

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

ALLETE, Inc. 2024 Form 10-K

NOTE 7. FAIR VALUE (Continued)

The following tables set forth by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024, and December 31, 2023. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

	Fair Value as of December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.6	—	—	$8.6
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$6.8	—	6.8
Cash Equivalents	8.5	—	—	8.5
Total Fair Value of Assets	$17.1	$6.8	—	$23.9

Liabilities:
Deferred Compensation (c)	—	$21.1	—	$21.1
Total Fair Value of Liabilities	—	$21.1	—	$21.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of December 31, 2024, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.0 million, in one year to less than three years was $2.8 million, in three years to less than five years was $1.5 million and in five or more years was $0.5 million.
(c)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

	Fair Value as of December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Investments (a)
Available-for-sale – Equity Securities	$8.7	—	—	$8.7
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.0	—	6.0
Cash Equivalents	5.8	—	—	5.8
Total Fair Value of Assets	$14.5	$6.0	—	$20.5

Liabilities: (b)
Deferred Compensation	—	$16.5	—	$16.5
Total Fair Value of Liabilities	—	$16.5	—	$16.5
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)Included in Other Non-Current Liabilities on the Consolidated Balance Sheet.

The Company’s policy is to recognize transfers in and transfers out of levels as of the actual date of the event or change in circumstances that caused the transfer. For the years ended December 31, 2024 and 2023, there were no transfers in or out of Levels 1, 2 or 3.

Fair Value of Financial Instruments. With the exception of the item listed in the following table, the estimated fair value of all financial instruments approximates the carrying amount. The fair value for the item listed in the following table was based on quoted market prices for the same or similar instruments (Level 2).

ALLETE, Inc. 2024 Form 10-K

NOTE 7. FAIR VALUE (Continued)

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
December 31, 2024	$1,808.0	$1,668.0
December 31, 2023	$1,799.4	$1,670.6
(a) Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized.

Equity Method Investments. The aggregate carrying amount of our equity investments was $340.1 million as of December 31, 2024 ($331.2 million as of December 31, 2023). The Company assesses our equity investments in ATC and Nobles 2 for impairment whenever events or changes in circumstances indicate that the carrying amount of our investments may not be recoverable. For the years ended December 31, 2024 and 2023, there were no indicators of impairment. (See Note 6. Equity Investments.)

Goodwill. The Company assesses the impairment of goodwill annually in the fourth quarter and whenever an event occurs or circumstances change that would indicate that the carrying amount may be impaired. The Company’s goodwill is a result of the New Energy acquisition in 2022. (See Note 1. Operations and Significant Accounting Policies and Note 5. Acquisitions.) The aggregate carrying amount of goodwill was $154.9 million as of December 31, 2024.

Property, Plant and Equipment. The Company assesses the impairment of property, plant, and equipment whenever events or changes in circumstances indicate that the carrying amount of property, plant, and equipment assets may not be recoverable. (See Note 1. Operations and Significant Accounting Policies.) For the years ended December 31, 2024, and 2023, there was no impairment of property, plant, and equipment.

We believe that long-standing ratemaking practices approved by applicable state and federal regulatory commissions allow for the recovery of the remaining book value of retired plant assets. The MPUC order for Minnesota Power’s 2015 IRP directed Minnesota Power to retire Boswell Units 1 and 2, which occurred in the fourth quarter of 2018. As part of the 2016 general retail rate case, the MPUC allowed recovery of the remaining book value of Boswell Units 1 and 2 through 2022. Minnesota Power’s latest IRP, which was approved by the MPUC in an order dated January 9, 2023, includes ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Boswell Unit 3 and Unit 4 have a net book value of approximately $220 million and $395 million, respectively, as of December 31, 2024. (See Note 4. Regulatory Matters.) Minnesota Power also retired Taconite Harbor in the first quarter of 2023 consistent with its latest IRP. As part of the 2022 general retail rate case, the MPUC allowed recovery of the remaining book value of Taconite Harbor through 2026. We do not expect to record any impairment charge as a result of these operating changes at Taconite Harbor and Boswell. In addition, we expect to be able to continue depreciating these assets for at least their established remaining useful lives; however, we are unable to predict the impact of regulatory outcomes resulting in changes to their established remaining useful lives.

ALLETE, Inc. 2024 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT

Short-Term Debt. As of December 31, 2024, total short-term debt outstanding was $94.7 million ($111.4 million as of December 31, 2023), and consisted of long-term debt due within one year and included no unamortized debt issuance costs.

As of December 31, 2024, we had consolidated bank lines of credit aggregating to $362.0 million ($423.1 million as of December 31, 2023), most of which expire in January 2027. We had $16.2 million outstanding in standby letters of credit and $20.0 million outstanding draws under our lines of credit as of December 31, 2024 ($19.4 million in standby letters of credit and $34.1 million outstanding draws as of December 31, 2023).

Long-Term Debt. As of December 31, 2024, total long-term debt outstanding was $1,704.7 million ($1,679.9 million as of December 31, 2023) and included $8.6 million of unamortized debt issuance costs. The aggregate amount of long-term debt maturing in 2025 is $94.7 million; $80.2 million in 2026; $182.5 million in 2027; $55.8 million in 2028; $220.3 million in 2029; and $1,174.5 million thereafter. Substantially all of our regulated electric plant is subject to the lien of the mortgages collateralizing outstanding first mortgage bonds. The mortgages contain non-financial covenants customary in utility mortgages, including restrictions on our ability to incur liens, dispose of assets, and merge with other entities.

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

Pursuant to the Merger Agreement, we may incur certain forms of indebtedness only with the written consent of Alloy Parent. (See Note 15. Agreement and Plan of Merger.)
ALLETE, Inc. 2024 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Long-Term Debt
As of December 31	2024	2023
Millions
First Mortgage Bonds
3.69% Series Due 2024	—	$60.0
4.90% Series Due 2025	$30.0	30.0
5.10% Series Due 2025	30.0	30.0
3.20% Series Due 2026	75.0	75.0
5.99% Series Due 2027	60.0	60.0
3.30% Series Due 2028	40.0	40.0
4.08% Series Due 2029	70.0	70.0
3.74% Series Due 2029	50.0	50.0
2.50% Series Due 2030	46.0	46.0
3.86% Series Due 2030	60.0	60.0
2.79% Series Due 2031	100.0	100.0
4.54% Series Due 2032	75.0	75.0
4.98% Series Due 2033	125.0	125.0
5.69% Series Due 2036	50.0	50.0
5.72% Series Due 2039	100.0	—
6.00% Series Due 2040	35.0	35.0
5.82% Series Due 2040	45.0	45.0
4.08% Series Due 2042	85.0	85.0
4.21% Series Due 2043	60.0	60.0
4.95% Series Due 2044	40.0	40.0
5.05% Series Due 2044	40.0	40.0
4.39% Series Due 2044	50.0	50.0
4.07% Series Due 2048	60.0	60.0
4.47% Series Due 2049	30.0	30.0
3.30% Series Due 2050	94.0	94.0
Armenia Mountain Senior Secured Notes 3.26% Due 2024	—	9.5
Industrial Development Variable Rate Demand Refunding Revenue Bonds Series 2006, Due 2025	27.8	27.8
Revolving Credit Facility Variable Rate Due 2027	20.0	—
Senior Unsecured Notes 2.65% Due 2025	—	150.0
Senior Unsecured Notes 3.11% Due 2027	80.0	80.0
Senior Unsecured Notes 5.94% Due 2029	100.0	—
Senior Unsecured Notes 6.18% Due 2034	50.0	—
SWL&P First Mortgage Bonds 4.15% Series Due 2028	15.0	15.0
SWL&P First Mortgage Bonds 4.14% Series Due 2048	12.0	12.0
Other Long-Term Debt, 2024 Weighted Average Rate 4.47% Due 2025 – 2051	53.2	95.1
Unamortized Debt Issuance Costs	(8.6)	(8.1)
Total Long-Term Debt	1,799.4	1,791.3
Less: Due Within One Year	94.7	111.4
Net Long-Term Debt	$1,704.7	$1,679.9
ALLETE, Inc. 2024 Form 10-K

NOTE 8. SHORT-TERM AND LONG-TERM DEBT (Continued)
Long-Term Debt (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of December 31, 2024, our ratio was approximately 0.36 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income; however, under the Merger Agreement, the Company has agreed not to declare or pay dividends except for quarterly cash dividends payable by us in respect of shares of our common stock on a schedule consistent with our past practices in an amount not to exceed 5 percent per share more than the dividend payable during the prior 12-month period, subject to certain other exceptions. (See Note 15. Agreement and Plan of Merger.) As of December 31, 2024, ALLETE was in compliance with its financial covenants.

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES
The following table details the estimated minimum payments for certain long-term commitments as of December 31, 2024:

	2025	2026	2027	2028	2029	Thereafter
Millions
Capital Purchase Obligations	$192.9	$37.4	$91.8	$59.8	$5.6	$13.7
Easements (a)	$27.2	$8.3	$8.4	$8.5	$8.5	$212.0
PPAs (b)	$134.6	$136.0	$130.1	$133.3	$134.1	$797.3
Other Purchase Obligations (c)	$31.8	$9.6	$10.3	—	—	—
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

These agreements have also been evaluated under the accounting guidance for derivatives. We have determined that either these agreements are not derivatives, or, if they are derivatives, these agreements qualify for the normal purchases and normal sales exception to derivative accounting guidance; therefore, derivative accounting is not required.

Square Butte PPA. Minnesota Power has a PPA with Square Butte that extends through 2026 (Agreement). Minnesota Power is obligated to pay its pro rata share of Square Butte’s costs based on its entitlement to the output of Square Butte’s 455 MW coal fired generating unit. Minnesota Power’s output entitlement under the Agreement is 50 percent for the remainder of the Agreement, subject to the provisions of the Minnkota Power PSA described in the following table. Minnesota Power’s payment obligation will be suspended if Square Butte fails to deliver any power, whether produced or purchased, for a period of one year. Square Butte’s costs consist primarily of debt service, operating and maintenance, depreciation and fuel expenses. As of December 31, 2024, Square Butte had total debt outstanding of $168.9 million. Annual debt service for Square Butte is expected to be approximately $30.6 million in 2025 and $32.1 million in 2026 of which Minnesota Power’s obligation is 50 percent. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract.
ALLETE, Inc. 2024 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Power Purchase and Sales Agreements (Continued)

Minnesota Power’s cost of power purchased from Square Butte during 2024 was $87.7 million ($86.2 million in 2023; $82.7 million in 2022). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $4.9 million in 2024 ($5.5 million in 2023; $5.1 million in 2022). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnesota Power has also entered into the following long-term PPAs for the purchase of capacity and energy as of December 31, 2024:

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

Minnesota Power has also entered into the following long-term PSAs for the sale of capacity and energy as of December 31, 2024:

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
(b)Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, it sold to Minnkota Power approximately 41 percent in 2024 (37 percent in 2023 and 32 percent in 2022). (See Square Butte PPA.)
(c)Silver Bay Power supplies approximately 90 MW of load to Northshore Mining, an affiliate of Silver Bay Power.
(d)The energy pricing escalates at a fixed rate annually and is adjusted for changes in a natural gas index.

Coal, Rail and Shipping Contracts. Minnesota Power has coal supply agreements providing for the purchase of a significant portion of its coal requirements through December 2027. Minnesota Power also has coal transportation agreements in place for the delivery of a significant portion of its coal requirements through December 2027. The costs of fuel and related transportation costs for Minnesota Power’s generation are recoverable from Minnesota Power’s utility customers through the fuel adjustment clause.
ALLETE, Inc. 2024 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

National Ambient Air Quality Standards (NAAQS). The EPA is required to review each NAAQS every five years. If the EPA determines that a state’s air quality is not in compliance with the NAAQS, the state is required to adopt plans describing how it will reduce emissions to attain the NAAQS. Minnesota Power actively monitors NAAQS developments, and the EPA has recently reassessed several primary and secondary NAAQS for NOx, SO2, and particulate matter. Implementation of the EPA’s February 2024 final rule lowering the annual primary standard for fine particulate matter began on May 6, 2024. On December 27, 2024, the EPA published a final rule in the Federal Register revising the secondary SO2 NAAQS while retaining the NOX and particulate matter secondary standards, with a final rule effective date of January 27, 2025. Anticipated timelines and compliance costs related to this and other potential NAAQS revisions cannot yet be estimated but costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. 2024 Form 10-K

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

Since the EPA partially disapproved the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, among others, Minnesota became subject to the final Good Neighbor Plan. However, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA, and a petition for judicial review to the Eighth Circuit Court. The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP. On July 5, 2023, the Eighth Circuit Court granted a stay of the SIP disapproval preventing the Good Neighbor Plan from taking effect in Minnesota; oral arguments occurred on October 22, 2024. On April 4, 2024, the EPA published a partial denial of several administrative reconsideration and stay petitions, including from the Minnesota coalition. On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally delaying the effective date of the final FIP for states with active stays in place. The state of Minnesota therefore did not become subject to compliance obligations for the 2023 or 2024 ozone seasons.

Future compliance obligations will depend on resolution of the stay and outcomes of related litigation. Additional challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. On June 27, 2024, the U.S. Supreme Court granted an emergency stay of the FIP rule requested by several states and industry groups, staying enforcement pending the D.C. Circuit’s review and any petition for writ of certiorari. In response to the U.S. Supreme Court’s stay order, the EPA published a third interim rule in the Federal Register on November 6, 2024, staying the effectiveness of the Good Neighbor FIP in the 10 remaining covered states, including Wisconsin. Anticipated timelines and compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding.

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
ALLETE, Inc. 2024 Form 10-K

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

EPA Regulation of GHG Emissions. On April 25, 2024, the EPA issued several final greenhouse gas regulations to establish emissions standards and guidelines for fossil fuel-fired electric generating units (EGUs) under Section 111 of the Clean Air Act (CAA). The final rules revise new source performance standards (NSPS) for new, modified and reconstructed EGUs (Section 111(b) of the CAA) and creates new emission guidelines for existing EGUs (Section 111(d) of the CAA). The action also officially repeals the predecessor regulation “Affordable Clean Energy Rule”, first issued in 2019 and later vacated in 2021. Compliance will be required beginning January 1, 2030, for existing sources, and upon commencing operation of new units. The 111(d) rule also requires states to submit plans to provide for the establishment, implementation and enforcement of performance standards for existing sources. States must submit either a state plan or negative declaration letter to the EPA by May 11, 2026.

The final Section 111 rules apply to several Company assets, including existing EGUs at the Boswell and Laskin facilities as well as the proposed combined cycle natural gas-fired generating facility, Nemadji Trail Energy Center. The Company anticipates compliance with the rules may require operational or planning adjustments. The state implementation plan process for Section 111(d) existing units will also be a factor in determining specific requirements and timing. We are unable to predict compliance costs at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding. The Company is also monitoring litigation of the final Section 111 rules, which began when the rules were published in the Federal Register on May 9, 2024, and continues in federal court. Both the D.C. Circuit and the U.S. Supreme Court have declined requests to block the rule from becoming effective while litigation is ongoing. Oral arguments in the D.C. Circuit occurred on December 6, 2024, with a merits decision currently expected by mid-2025. Outcomes from ongoing litigation may impact both the timing of rule effectiveness and the ultimate compliance obligations required by the rule.

ALLETE, Inc. 2024 Form 10-K

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

ALLETE, Inc. 2024 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

On May 8, 2024, the EPA's final CCR Legacy Impoundment Rule was published in the Federal Register. The final rule expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units (CCRMU), which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The final rule requires all regulated generating facilities to evaluate and identify past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. The Final Rule requires a Facility Evaluation Report by February 2027, which will identify regulated units and applicable requirements. Additionally, the EPA finalized portions of the proposed CCR Part B Rule, which allows CCR units to certify closure while conducting groundwater remediation activities. Impacts to previously closed CCR units at Boswell and Laskin are anticipated. Compliance costs for Minnesota Power’s Boswell and Laskin facilities are estimated to be between approximately $50 million and $85 million and are expected to be incurred over the next 10 years based on our preliminary assessment. These estimates may be revised as Minnesota Power completes the required facility evaluations. Minnesota Power is expected to seek recovery of these costs through a rate proceeding.

Additionally, the EPA released a proposed CCR Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations and other CCR regulatory revisions. Portions of the Part B rule addressing alternative liner equivalency standards were finalized in November 2020. A final rule establishing the remaining CCR beneficial reuse requirements is expected but has been moved to EPA’s long term rulemakings, without a publication target date currently. According to its latest Unified Agenda, the EPA had planned to publish the final CCR federal permit rule implementing a permitting program for tribal lands and nonparticipating states in December 2024, but that did not occur.

ALLETE, Inc. 2024 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Other Environmental Matters

Manufactured Gas Plant Site. SWL&P has completed a portion of the remediation activities at a former manufactured gas plant site located in Superior, Wisconsin, and formerly operated by SWL&P. We continue working with the Wisconsin Department of Natural Resources on the remaining remediation at the site and surrounding properties. As of December 31, 2024, SWL&P has recorded a liability of approximately $0.3 million for remediation costs at this site. SWL&P has recorded the recovery of the remediation costs associated with the site as a regulatory asset as we expect recovery of these costs to be allowed by the PSCW.

Other Matters

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy our contractual security requirements across our businesses. As of December 31, 2024, we had $134.7 million of outstanding letters of credit issued, including those issued under our revolving credit facility, and $122.2 million in outstanding surety bonds. We do not believe it is likely that any of these outstanding letters of credit will be drawn upon.

In 2024, under the tax credit transferability provision of the Inflation Reduction Act, we entered into agreements with third parties to sell a portion of our renewable tax credits. ALLETE has indemnified the parties for the value of renewable tax credits sold to date of approximately $64.3 million.

Regulated Operations. As of December 31, 2024, we had $23.3 million outstanding in standby letters of credit and surety bonds at our Regulated Operations which are pledged as security to MISO, the NDPSC and a state agency.

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2027 and 2039. As of December 31, 2024, ALLETE Clean Energy has $94.5 million outstanding in standby letters of credit and surety bonds, the majority of which are pledged as security under these PSAs.

Corporate and Other.

BNI Energy. As of December 31, 2024, BNI Energy had surety bonds outstanding of $88.8 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $82.1 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of December 31, 2024, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to our portion of the security requirements relative to our ownership in Nobles 2.

South Shore Energy. As of December 31, 2024, South Shore Energy had $29.7 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

New Energy. As of December 31, 2024, New Energy had $10.4 million outstanding in standby letters of credit related to the development of renewable energy projects.

ALLETE Properties. As of December 31, 2024, ALLETE Properties had surety bonds outstanding to governmental entities totaling $2.0 million primarily related to development and maintenance obligations for various projects. The estimated cost of the remaining development work is $1.0 million. ALLETE Properties does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

ALLETE, Inc. 2024 Form 10-K

NOTE 9. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
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

As of December 31, 2024, we owned 32 percent of the assessable land in the Town Center District (33 percent as of December 31, 2023). As of December 31, 2024, ownership levels, our annual assessments related to capital improvement and special assessment bonds for the ALLETE Properties project within the district is approximately $0.7 million. As we sell property at this project, the obligation to pay special assessments will pass to the new landowners. In accordance with accounting guidance, these bonds are not reflected as debt on our Consolidated Balance Sheet.

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

Arbitration Proceeding. In the first quarter of 2023, an ALLETE Clean Energy subsidiary initiated arbitration proceedings seeking damages against a counterparty for non-performance under a contract. Arbitration hearings were held in June and July 2023, and a final arbitration ruling was issued in favor of ALLETE Clean Energy’s subsidiary in September 2023. The final arbitration ruling awarded $68.3 million to ALLETE Clean Energy’s subsidiary, which included prejudgment interest of $5.1 million, recovery of $3.6 million of arbitration-related costs, and resulted in the recognition of a $58.4 million pre-tax gain in the third quarter of 2023. The arbitration ruling also resulted in the receipt of approximately $60 million of cash, net of distribution to non-controlling interest, in the third quarter of 2023.

Merger-related Complaints. Three complaints have been filed against ALLETE and its directors. The first was filed on July 1, 2024, in the U.S. District Court for the Southern District of New York, alleging violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, disclosure deficiency in the Preliminary Proxy, and seeking to enjoin the transaction until certain disclosures are corrected. On September 3, 2024, that complaint was voluntarily dismissed without prejudice. Two additional complaints were filed on August 6, 2024, and August 7, 2024, in the New York State Supreme Court, alleging negligent misrepresentation and negligence related to alleged deficiencies in the Preliminary Proxy. Those complaints have not been served on any defendant. The Company believes that the remaining complaints are without merit.

ALLETE, Inc. 2024 Form 10-K

NOTE 10. COMMON STOCK AND EARNINGS PER SHARE

Summary of Common Stock	Shares	Equity
	Thousands	Millions
Balance as of December 31, 2021	53,220	$1,536.7
Employee Stock Purchase Plan	11	0.9
Invest Direct	244	14.9
Share-Based Compensation	82	5.3
Equity Issuance	3,680	223.7
Balance as of December 31, 2022	57,237	1,781.5
Employee Stock Purchase Plan	16	0.8
Invest Direct	232	13.3
Share-Based Compensation	76	8.1
Balance as of December 31, 2023	57,561	1,803.7
Employee Stock Purchase Plan	16	0.9
Invest Direct	197	12.4
Share-Based Compensation	108	6.2
Balance as of December 31, 2024	57,882	$1,823.2

Equity Issuance Program. We entered into a distribution agreement with Lampert Capital Markets, in 2008, as amended most recently in 2020, with respect to the issuance and sale of up to an aggregate of 13.6 million shares of our common stock, without par value, of which 2.1 million shares remain available for issuance as of December 31, 2024. For the year ended December 31, 2024, no shares of common stock were issued under this agreement (none in 2023; none in 2022). On April 5, 2022, ALLETE issued and sold approximately 3.7 million shares of ALLETE common stock. Net proceeds of approximately $224 million were received from the sale of shares. Proceeds were used primarily to fund the acquisition of New Energy and capital investments at ALLETE Clean Energy.

Earnings Per Share. We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

Reconciliation of Basic and Diluted
Earnings Per Share		Dilutive
Year Ended December 31	Basic	Securities	Diluted
Millions Except Per Share Amounts
2024
Net Income Attributable to ALLETE	$179.3		$179.3
Average Common Shares	57.7	0.1	57.8
Earnings Per Share	$3.11		$3.10
2023
Net Income Attributable to ALLETE	$247.1		$247.1
Average Common Shares	57.3	0.1	57.4
Earnings Per Share	$4.31		$4.30
2022
Net Income Attributable to ALLETE	$189.3		$189.3
Average Common Shares	55.9	0.1	56.0
Earnings Per Share	$3.38		$3.38

ALLETE, Inc. 2024 Form 10-K

NOTE 11. INCOME TAX EXPENSE

Income Tax Expense
Year Ended December 31	2024	2023	2022
Millions
Current Income Tax Expense (a)
Federal	$8.4	$9.4	$1.2
State	12.1	0.9	6.1
Total Current Income Tax Expense	$20.5	$10.3	$7.3
Deferred Income Tax Expense (Benefit)
Federal (b)	$(20.1)	$(6.0)	$(32.8)
State (c)	5.0	24.0	(5.2)
Investment Tax Credit Amortization	(0.7)	(0.4)	(0.5)
Total Deferred Income Tax Expense (Benefit)	$(15.8)	$17.6	$(38.5)
Total Income Tax Expense (Benefit)	$4.7	$27.9	$(31.2)
(a)For the years ended December 31, 2024, the federal current tax expense was partially offset by tax credits. For the years ended December 31, 2023 and 2022, the federal current tax expense was partially offset by tax credits and NOLs.
(b)The federal deferred income tax benefit is primarily due to tax credits. For the year ended December 31, 2023, the federal deferred income tax benefit was partially offset by deferred partnership income.
(c)For the year ended December 31, 2022, the state impact includes the benefit of deferred repricing as a result of the New Energy acquisition.

Reconciliation of Taxes from Federal Statutory
Rate to Total Income Tax Expense
Year Ended December 31	2024	2023	2022
Millions
Income Before Non-Controlling Interest and Income Taxes	$126.4	$206.8	$100.1
Statutory Federal Income Tax Rate	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$26.5	$43.4	$21.0
Increase (Decrease) in Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	13.5	19.7	8.6
Deferred Revaluation – Net of Federal Income Tax Benefit	—	—	(7.9)
Production Tax Credits (a)	(32.4)	(31.6)	(50.7)
Investment Tax Credits (a)	(4.8)	(5.8)	(4.1)
Regulatory Differences – Excess Deferred Tax Benefit	(9.9)	(9.9)	(9.1)
Non-Controlling Interest	11.0	13.3	11.2
AFUDC - Equity	(1.5)	(1.3)	(1.1)
Transaction Costs	4.7	—	—
Other	(2.4)	0.1	0.9
Total Income Tax Expense (Benefit)	$4.7	$27.9	$(31.2)
(a)For the years ended December 31, 2023 and 2024, the credits are presented net of any estimated discount on the sale of certain credits.

The effective tax rate was an expense of 3.7 percent for 2024 (expense of 13.5 percent for 2023; benefit of 31.2 percent for 2022). The 2024, 2023 and 2022 effective tax rates were primarily impacted by tax credits and non-controlling interests in subsidiaries.

ALLETE, Inc. 2024 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued)

Deferred Income Tax Assets and Liabilities
As of December 31	2024	2023
Millions
Deferred Income Tax Assets
Deferred Gain - Land Sales	$16.5	$8.3
Employee Benefits and Compensation	20.5	29.3
Property-Related	52.0	58.1
NOL Carryforwards	10.6	13.0
Tax Credit Carryforwards	486.9	557.4
Power Sales Agreements	7.3	9.0
Regulatory Liabilities	84.0	89.0
Other	4.2	0.6
Gross Deferred Income Tax Assets	682.0	764.7
Deferred Income Tax Asset Valuation Allowance	(44.9)	(58.0)
Total Deferred Income Tax Assets	$637.1	$706.7
Deferred Income Tax Liabilities
Deferred Gain	$7.1	$7.9
Property-Related	619.7	632.0
Regulatory Asset for Benefit Obligations	46.0	48.1
Unamortized Investment Tax Credits	29.0	29.6
Partnership Basis Differences	164.3	156.5
Regulatory Assets	24.4	25.3
Total Deferred Income Tax Liabilities	$890.5	$899.4
Net Deferred Income Taxes (a)	$253.4	$192.7
(a)Recorded as a net Deferred Income Tax liability on the Consolidated Balance Sheet.

NOL and Tax Credit Carryforwards
As of December 31	2024	2023
Millions
Federal Tax Credit Carryforwards	$424.7	$480.4
State NOL Carryforwards (a)	$258.8	$280.9
State Tax Credit Carryforwards (b)	$19.9	$21.5
(a)Pre-tax amounts; state NOL carryforwards net of a $9.7 million valuation allowance.
(b)Net of a $42.3 million valuation allowance as of December 31, 2024 ($55.4 million as of December 31, 2023).

The federal tax credit carryforward periods expire between 2035 and 2044. We expect to fully utilize the tax credit carryforwards; therefore, no federal valuation allowance has been recognized as of December 31, 2024. The apportioned state NOL, capital loss and tax credit carryforward periods expire between 2025 and 2045. We have established a valuation allowance against certain state NOL, capital loss and tax credits that we do not expect to utilize before their expiration.

ALLETE, Inc. 2024 Form 10-K

NOTE 11. INCOME TAX EXPENSE (Continued)

Gross Unrecognized Income Tax Benefits	2024	2023	2022
Millions
Balance at January 1	$1.1	$1.3	$1.3
Reductions for Tax Positions Related to Prior Years	—	(0.2)	—
Balance as of December 31	$1.1	$1.1	$1.3

Unrecognized tax benefits are the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the “more-likely-than-not” criteria. The unrecognized tax benefit balance includes permanent tax positions which, if recognized, would affect the annual effective income tax rate. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The gross unrecognized tax benefits as of December 31, 2024, included $0.6 million of net unrecognized tax benefits which, if recognized, would affect the annual effective income tax rate.

As of December 31, 2024, we had accrued interest of $0.2 million ($0.1 million as of December 31, 2023; none as of December 31, 2022) related to unrecognized tax benefits included on the Consolidated Balance Sheet due to our NOL carryforwards. We classify interest related to unrecognized tax benefits as interest expense and tax-related penalties in operating expenses on the Consolidated Statement of Income. Interest expense related to unrecognized tax benefits on the Consolidated Statement of Income was immaterial in 2024, 2023 and 2022. There were no penalties recognized in 2024, 2023 or 2022. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

No material changes to unrecognized tax benefits are expected during the next 12 months.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the state of Minnesota for the tax years 2020 through 2022. ALLETE has no open federal audits, and is no longer subject to federal examination for years before 2021 or state examination for years before 2020. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

We have noncontributory union, non-union and combined retiree defined benefit pension plans covering eligible employees. The combined retiree defined benefit pension plan was created in 2016, to include all union and non-union retirees from the existing plans as of January 2016. The plans provide defined benefits based on years of service and final average pay. We made $25.0 million in cash contributions to the plan trusts in 2024 ($17.3 million in 2023; none in 2022). We also have a defined contribution RSOP covering substantially all employees. The 2024 plan year employer contributions totaled $15.7 million ($13.7 million for the 2023 plan year; $12.0 million for the 2022 plan year). (See Note 10. Common Stock and Earnings Per Share and Note 13. Employee Stock and Incentive Plans.)

The non-union defined benefit pension plan was frozen in 2018, and does not allow further crediting of service or earnings to the plan. Further, it is closed to new participants. The Minnesota Power union defined benefit pension plan is also closed to new participants, and the SWL&P union defined benefit pension plan was closed to new participants effective February 1, 2022.

We have postretirement health care and life insurance plans covering eligible employees. In 2010, the postretirement health care plan was closed to employees hired after January 2011, and the eligibility requirements were amended. The postretirement life plan was amended in 2014 to close the plan to non-union employees retiring after 2015, and in 2018, the plan was amended to limit the benefit level for union employees retiring after 2018. In 2023, the postretirement health care plan was amended to change the company contribution to an annual stipend for certain retirees. The postretirement health and life plans are contributory with participant contributions adjusted annually. Postretirement health and life benefits are funded through a combination of Voluntary Employee Benefit Association trusts (VEBAs), established under section 501(c)(9) of the Internal Revenue Code, and irrevocable grantor trusts. In 2024, no contributions were made to the VEBAs (none in 2023; none in 2022) and no contributions were made to the grantor trusts (none in 2023; none in 2022).

ALLETE, Inc. 2024 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Management considers various factors when making funding decisions such as regulatory requirements, actuarially determined minimum contribution requirements and contributions required to avoid benefit restrictions for the pension plans. Contributions are based on estimates and assumptions which are subject to change. On January 15, 2025, we contributed $19.1 million in cash to the defined benefit pension plans, and do not expect to make additional cash contributions to the defined benefit pension plans in 2025. We do not expect to make any contributions to the defined benefit postretirement health and life plans in 2025.

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

Pension Obligation and Funded Status
As of December 31	2024	2023
Millions
Accumulated Benefit Obligation	$701.7	$729.5
Change in Benefit Obligation
Obligation, Beginning of Year	$746.3	$739.7
Service Cost	6.6	6.5
Interest Cost	38.6	40.5
Actuarial (Gain) Loss (a)	(17.1)	13.9
Benefits Paid	(61.9)	(60.9)
Participant Contributions	7.0	6.6
Obligation, End of Year	$719.5	$746.3
Change in Plan Assets
Fair Value, Beginning of Year	$589.0	$568.6
Actual Return on Plan Assets	43.0	55.1
Employer Contribution (b)	34.0	26.2
Benefits Paid	(61.9)	(60.9)
Fair Value, End of Year	$604.1	$589.0
Funded Status, End of Year	$(115.4)	$(157.3)

Net Pension Amounts Recognized in Consolidated Balance Sheet Consist of:
Current Liabilities	$(1.9)	$(2.1)
Non-Current Liabilities	$(113.5)	$(155.2)
(a)    The actuarial gain in 2024 was primarily the result of increases in discount rates. The actuarial loss in 2023 was primarily the result of decreases in discount rates.
(b)    Includes Participant Contributions noted above, any contributions made by the Company to pension plan trusts and any direct benefit payments made under certain plans.

The pension costs that are reported as a component within the Consolidated Balance Sheet, reflected in long-term regulatory assets or liabilities and accumulated other comprehensive income, consist primarily of a net loss of $235.2 million as of December 31, 2024 (net loss of $256.9 million as of December 31, 2023).

ALLETE, Inc. 2024 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Pension Amounts Recognized in Consolidated Balance Sheet
As of December 31	2024	2023
Millions
Net Loss	$(235.2)	$(256.9)
Prior Service Cost	(0.1)	—
Accumulated Contributions in Excess of Net Periodic Benefit Cost (Prepaid Pension Asset)	119.9	99.6
Total Net Pension Amounts Recognized in Consolidated Balance Sheet	$(115.4)	$(157.3)

Components of Net Periodic Pension Cost
Year Ended December 31	2024	2023	2022
Millions
Service Cost	$6.6	$6.5	$9.3
Non-Service Cost Components (a)
Interest Cost	38.6	40.5	27.2
Expected Return on Plan Assets	(44.8)	(43.8)	(41.5)
Amortization of Loss	6.5	5.8	11.4
Amortization of Prior Service Credit	(0.1)	(0.1)	(0.1)
Net Pension Cost	$6.8	$8.9	$6.3
(a)These components of net periodic pension cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Pension Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2024	2023
Millions
Net (Gain) Loss	$(15.2)	$2.5
Amortization of Prior Service Credit	0.1	0.1
Amortization of Loss	(6.5)	(5.7)
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$(21.6)	$(3.1)

Information for Pension Plans with an Accumulated Benefit Obligation in Excess of Plan Assets
As of December 31	2024	2023
Millions
Projected Benefit Obligation	$719.5	$746.3
Accumulated Benefit Obligation	$701.7	$729.5
Fair Value of Plan Assets	$604.1	$589.0

ALLETE, Inc. 2024 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Postretirement Health and Life Obligation and Funded Status
As of December 31	2024	2023
Millions
Change in Benefit Obligation
Obligation, Beginning of Year	$73.9	$110.4
Service Cost	1.5	2.0
Interest Cost	3.9	5.6
Actuarial Gain (a)	(1.9)	(9.3)
Benefits Paid	(6.4)	(8.1)
Participant Contributions	1.4	2.4
Plan Amendments (b)	—	(29.1)
Obligation, End of Year	$72.4	$73.9
Change in Plan Assets
Fair Value, Beginning of Year	$173.8	$162.6
Actual Return on Plan Assets	14.8	20.3
Employer Contribution (Withdrawal)	(9.4)	(3.4)
Participant Contributions	1.4	2.4
Benefits Paid	(6.4)	(8.1)
Fair Value, End of Year	$174.2	$173.8
Funded Status, End of Year	$101.8	$99.9

Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet Consist of:
Non-Current Assets	$107.6	$106.3
Current Liabilities	$(0.2)	$(0.2)
Non-Current Liabilities	$(5.6)	$(6.2)
(a)The actuarial gain in 2024 was primarily the result of increases in discount rates and the actual return on plan assets exceeding the expected return on plan assets. The actuarial gain in 2023 was primarily the result of the actual return on plan assets exceeding the expected return on plan assets.
(b)In 2023, the postretirement health care plan was amended to change the company contribution to an annual stipend for certain retirees.

According to the accounting standards for retirement benefits, only assets in the VEBAs are treated as plan assets in the preceding table for the purpose of determining funded status. In addition to the postretirement health and life assets reported in the previous table, we had $13.4 million in irrevocable grantor trusts included in Other Non-Current Assets on the Consolidated Balance Sheet as of December 31, 2024 ($12.8 million as of December 31, 2023).

The postretirement health and life costs that are reported as a component within the Consolidated Balance Sheet, reflected in regulatory long-term assets or liabilities and accumulated other comprehensive income, consist of the following:

Unrecognized Postretirement Health and Life Costs
As of December 31	2024	2023
Millions
Net Gain	$(27.1)	$(24.8)
Prior Service Credit	(22.1)	(33.8)
Total Unrecognized Postretirement Health and Life Credit	$(49.2)	$(58.6)

ALLETE, Inc. 2024 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Reconciliation of Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet
As of December 31	2024	2023
Millions
Net Gain (a)	$27.1	$24.8
Prior Service Credit	22.1	33.8
Accumulated Net Periodic Benefit Cost in Excess of Contributions (a)	52.6	41.3
Total Net Postretirement Health and Life Amounts Recognized in Consolidated Balance Sheet	$101.8	$99.9
(a)Excludes gains, losses and contributions associated with irrevocable grantor trusts.

Components of Net Periodic Postretirement Health and Life Cost
Year Ended December 31	2024	2023	2022
Millions
Service Cost	$1.5	$2.0	$3.0
Non-Service Cost Components (a)
Interest Cost	3.9	5.6	4.4
Expected Return on Plan Assets	(11.1)	(11.4)	(9.6)
Amortization of (Gain) Loss	(3.2)	(2.7)	0.4
Amortization of Prior Service Credit	(11.7)	(8.5)	(7.5)
Net Postretirement Health and Life Credit	$(20.6)	$(15.0)	$(9.3)
(a)These components of net periodic postretirement health and life cost are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Other Changes in Postretirement Benefit Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities
Year Ended December 31	2024	2023
Millions
Net Gain	$(5.6)	$(18.3)
Prior Service Credit Arising During the Period	—	(29.1)
Amortization of Prior Service Credit	11.7	8.4
Amortization of Gain	3.2	2.7
Total Recognized in Other Comprehensive Income and Regulatory Assets or Liabilities	$9.3	$(36.3)

Estimated Future Benefit Payments	Pension	Postretirement Health and Life
Millions
2025	$59.3	$6.0
2026	$58.6	$6.0
2027	$58.2	$6.1
2028	$57.9	$6.1
2029	$57.5	$6.2
Years 2030 – 2034	$272.7	$31.2

ALLETE, Inc. 2024 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Weighted Average Assumptions Used to Determine Benefit Obligation
As of December 31	2024	2023
Discount Rate
Pension	5.78%	5.39%
Postretirement Health and Life	5.79%	5.42%
Rate of Compensation Increase	3.49%	3.52%
Health Care Trend Rates
Trend Rate	7.00%	7.00%
Ultimate Trend Rate	5.00%	5.00%
Year Ultimate Trend Rate Effective	2038	2038

Weighted Average Assumptions Used to Determine Net Periodic Benefit Costs
Year Ended December 31	2024	2023	2022
Discount Rate
Pension	5.38%	5.70%	3.28%
Postretirement Health and Life	5.42%	5.89%	3.09%
Expected Long-Term Return on Plan Assets
Pension	6.84%	6.83%	6.00%
Postretirement Health and Life	6.28%	6.33%	5.41%
Rate of Compensation Increase	3.52%	3.58%	3.58%

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

The Company utilizes actuarial assumptions about mortality to calculate the pension and postretirement health and life benefit obligations. The mortality assumptions used to calculate our pension and other postretirement benefit obligations as of December 31, 2024, considered a modified PRI-2012 mortality table and MP-2021 mortality projection scale.

Actual Plan Asset Allocations	Pension		Postretirement Health and Life (a)
	2024	2023	2024	2023
Equity Securities	57%	57%	67%	67%
Fixed Income Securities	40%	40%	33%	33%
Real Estate	3%	3%	—	—
	100%	100%	100%	100%
(a)Includes VEBAs and irrevocable grantor trusts.

There were no shares of ALLETE common stock included in pension plan equity securities as of December 31, 2024 (no shares as of December 31, 2023).

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

ALLETE, Inc. 2024 Form 10-K

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS (Continued)

Following are the current targeted allocations as of December 31, 2024:

Plan Asset Target Allocations	Pension	Postretirement Health and Life (a)
Equity Securities	56%	65%
Fixed Income Securities	41%	35%
Real Estate	3%	—
	100%	100%
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

Pension Fair Value

	Fair Value as of December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities:
U.S. Large-cap (a)	$73.2	—	—	$73.2
U.S. Mid-cap Growth (a)	35.1	—	—	35.1
U.S. Small-cap (a)	31.6	—	—	31.6
International	102.5	$99.1	—	201.6
Fixed Income Securities (a)	—	235.4	—	235.4
Cash and Cash Equivalents	8.9	—	—	8.9
Real Estate	—	—	$18.3	18.3
Total Fair Value of Assets	$251.3	$334.5	$18.3	$604.1
(a)The underlying investments consist of actively-managed funds managed to achieve the returns of certain U.S. equity and fixed income securities indexes.

Recurring Fair Value Measures
Activity in Level 3	Real Estate
Millions
Balance as of December 31, 2023	$18.9
Actual Return on Plan Assets	(0.6)
Purchases, Sales, and Settlements – Net	—
Balance as of December 31, 2024	$18.3

ALLETE, Inc. 2024 Form 10-K

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

Recurring Fair Value Measures
Activity in Level 3	Real Estate
Millions
Balance as of December 31, 2022	$22.4
Actual Return on Plan Assets	(3.1)
Purchases, Sales, and Settlements – Net	(0.4)
Balance as of December 31, 2023	$18.9

Postretirement Health and Life Fair Value

	Fair Value as of December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets:
Equity Securities: (a)
U.S. Large-cap	$32.1	—	—	$32.1
U.S. Mid-cap Growth	30.0	—	—	30.0
U.S. Small-cap	15.7	—	—	15.7
International	37.9	—	—	37.9
Fixed Income Securities:
Mutual Funds	56.1	—	—	56.1
Cash and Cash Equivalents	2.4	—	—	2.4
Total Fair Value of Assets	$174.2	—	—	$174.2
(a)The underlying investments consist of mutual funds (Level 1).

ALLETE, Inc. 2024 Form 10-K

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

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS

Employee Stock Ownership Plan. We sponsor an ESOP within the RSOP. Eligible employees may contribute to the RSOP plan as of their date of hire. The dividends received by the ESOP are distributed to participants. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. ESOP employer allocations are funded with contributions paid in either cash or the issuance of ALLETE common stock at the Company’s discretion. We record compensation expense equal to the cash or current market price of stock contributed. ESOP compensation expense was $15.7 million in 2024 ($13.7 million in 2023; $12.0 million in 2022).

According to the accounting standards for stock compensation, unallocated shares of ALLETE common stock held and purchased by the ESOP were treated as unearned ESOP shares and not considered outstanding for earnings per share computations. All ESOP shares have been allocated to participants as of December 31, 2024, 2023 and 2022.

Stock-Based Compensation.

Stock Incentive Plan. Under our Executive Long-Term Incentive Compensation Plan (Executive Plan), share-based awards may be issued to key employees through a broad range of methods, including non-qualified and incentive stock options, performance shares, performance units, restricted stock, restricted stock units, stock appreciation rights and other awards. There are 0.7 million shares of ALLETE common stock reserved for issuance under the Executive Plan, of which 0.5 million of these shares remain available for issuance as of December 31, 2024.

The following types of share-based awards were outstanding in 2024, 2023 or 2022:

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

ALLETE, Inc. 2024 Form 10-K

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
The following share-based compensation expense amounts were recognized in our Consolidated Statement of Income for the periods presented.

Share-Based Compensation Expense
Year Ended December 31	2024	2023	2022
Millions
Performance Shares	$1.8	$3.1	$0.7
Restricted Stock Units	0.9	0.8	0.9
Total Share-Based Compensation Expense	$2.7	$3.9	$1.6
Income Tax Benefit	$0.8	$1.1	$0.5

There were no capitalized share-based compensation costs during the years ended December 31, 2024, 2023 or 2022.

As of December 31, 2024, the total unrecognized compensation cost for the performance share awards and restricted stock units not yet recognized in our Consolidated Statement of Income was $3.3 million and $1.1 million, respectively. These amounts are expected to be recognized over a weighted-average period of 1.7 years and 1.8 years, respectively.

Performance Shares. The following table presents information regarding our non-vested performance shares.

	2024		2023		2022
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of January 1	111,498	$66.71	60,489	$69.62	80,661	$75.80
Granted (a)	88,927	$64.33	54,039	$63.50	37,731	$67.22
Awarded	(46,725)	$70.14	—	—	—	—
Unearned Grant Award	—	—	—	—	(50,524)	$77.49
Forfeited	(12,099)	$64.81	(3,030)	$67.60	(7,379)	$71.00
Non-vested as of December 31	141,601	$64.24	111,498	$66.71	60,489	$69.62
(a)    Shares granted include accrued dividends.

There were approximately 65,300 performance shares granted in January 2025 for the three-year performance period ending in 2027. The ultimate issuance is contingent upon the attainment of certain goals of ALLETE during the performance periods. The grant date fair value of the performance shares granted was $4.6 million. There were approximately 14,200 performance shares awarded in February 2025. The grant date fair value of the shares awarded was $1.0 million.

ALLETE, Inc. 2024 Form 10-K

NOTE 13. EMPLOYEE STOCK AND INCENTIVE PLANS (Continued)
Stock-Based Compensation (Continued)

Restricted Stock Units. The following table presents information regarding our available restricted stock units.

	2024		2023		2022
	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value
Available as of January 1	43,744	$62.38	33,564	$68.80	28,141	$73.16
Granted (a)	27,956	$59.62	21,200	$61.16	15,477	$63.70
Awarded	(13,381)	$63.80	(9,631)	$81.91	(7,396)	$75.55
Forfeited	(4,208)	$60.21	(1,389)	$63.46	(2,658)	$66.44
Available as of December 31	54,111	$60.77	43,744	$62.38	33,564	$68.80
(a)    Shares granted include accrued dividends.

There were approximately 25,900 restricted stock units granted in January 2025 for the vesting period ending in 2027. The grant date fair value of the restricted stock units granted was $1.7 million. There were approximately 12,300 restricted stock units awarded in February 2025. The grant date fair value of the shares awarded was $0.8 million.

NOTE 14. BUSINESS SEGMENTS

We present two reportable segments: Regulated Operations and ALLETE Clean Energy. We measure performance of our operations through budgeting and monitoring of contributions to net income attributable to ALLETE by each reportable segment.

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

Management has identified that the Chief Operating Decision Maker (CODM) for the Company is not an individual, but rather the Executive Officers of ALLETE. These individuals represent various areas of the Company and provide direction for the allocation of resources. They interact with one another on a regular basis, with more formal meetings quarterly to discuss company strategy. The group is provided with monthly and quarterly financial materials that show net income attributable to ALLETE by segment with variances compared to the budget and prior year. No other measure of segment profit or loss is provided regularly to this group or used to assess performance and allocate resources. The group reviews the segment profit and loss taking into account the Company’s goals and strategy, and provides direction for the allocation of resources.

ALLETE, Inc. 2024 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31	2024	2023	2022
Millions
Operating Revenue
Residential	$177.0	$165.7	$175.9
Commercial	189.8	184.6	187.2
Municipal	34.2	33.4	40.2
Industrial	610.8	593.6	589.0
Other Power Suppliers	137.2	146.1	165.8
Other	93.7	114.9	101.2
Total Regulated Operations	1,242.7	1,238.3	1,259.3

ALLETE Clean Energy
Long-term PSA	56.4	65.0	77.2
Sale of Wind Energy Facilities (a)	22.9	348.4	33.5
Other	5.0	5.1	7.6
Total ALLETE Clean Energy	84.3	418.5	118.3

Corporate and Other
Long-term Contract	105.7	101.2	89.2
Sale of Renewable Development Projects	72.1	92.5	73.9
Other	25.0	29.3	30.0
Total Corporate and Other	202.8	223.0	193.1
Total Operating Revenue	$1,529.8	$1,879.8	$1,570.7
Net Income Attributable to ALLETE (b)
Regulated Operations	$160.9	$147.2	$149.9
ALLETE Clean Energy (c)	17.8	71.7	16.3
Corporate and Other (d)(e)	0.6	28.2	23.1
Total Net Income Attributable to ALLETE	$179.3	$247.1	$189.3
(a)    Net income in 2023 includes the sales of ALLETE Clean Energy’s Northern Wind and Red Barn projects.
(b)    Includes interest expense and interest income resulting from intercompany loan agreements and allocated to certain subsidiaries. The amounts are eliminated in consolidation.
(c)    Net income in 2023 includes a $44.3 million after-tax gain recognized for a favorable arbitration ruling. (See Note 9. Commitments, Guarantees and Contingencies.)
(d)    Net Income in 2022 includes a $8.3 million after-tax expense as a result of purchase price accounting related to projects under development at the time of acquisition and $2.7 million after-tax of transaction costs related to the acquisition of New Energy.
(e)    Net income in 2024 includes transaction expenses of $22.6 million after-tax related to the Merger. (See Note 15. Agreement and Plan of Merger.)

ALLETE, Inc. 2024 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2024	Regulated Operations	ALLETE Clean Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$1,242.7	—	$1,242.7	—	$1,242.7
Contracts with Customers – Non-utility	—	$79.3	79.3	$202.8	282.1
Other – Non-utility	—	5.0	5.0	—	5.0
Total Operating Revenue	1,242.7	84.3	1,327.0	202.8	1,529.8

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	479.7	—	479.7
Transmission Services – Utility	64.6	—	64.6
Cost of Sales – Non-utility	—	18.3	18.3
Operating and Maintenance	250.0	46.5	296.5
Depreciation and Amortization	196.3	57.5	253.8
Taxes Other than Income Taxes	52.5	10.4	62.9
Other Segment Items (a)	(38.7)	66.2	27.5
Net Income (Loss) Attributable to ALLETE	$160.9	$17.8	$178.7	$0.6	$179.3
Other Segment Information:
Depreciation and Amortization	$196.3	$57.5	$253.8	$17.7	$271.5
Interest Expense	$(66.1)	$(0.3)	$(66.4)	$(15.3)	$(81.7)
Equity Earnings	$26.5	—	$26.5	$(1.5)	$25.0
Income Tax Benefit (Expense)	$(17.6)	$15.6	$(2.0)	$(2.7)	$(4.7)
Assets	$4,489.4	$1,477.4	$5,966.8	$787.5	$6,754.3
Equity Investment	$194.4	—	$194.4	$145.7	$340.1
Capital Expenditures	$287.2	$7.7	$294.9	$53.1	$348.0
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy.

Year Ended December 31, 2023	Regulated Operations	ALLETE Clean Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$1,238.3	—	$1,238.3	—	$1,238.3
Contracts with Customers – Non-utility	—	$413.4	413.4	$223.0	636.4
Other – Non-utility	—	5.1	5.1	—	5.1
Total Operating Revenue	1,238.3	418.5	1,656.8	223.0	1,879.8

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	484.3	—	484.3
Transmission Services – Utility	88.2	—	88.2
Cost of Sales – Non-utility	—	342.2	342.2
Operating and Maintenance	247.1	52.1	299.2
Depreciation and Amortization	179.2	57.5	236.7
Taxes Other than Income Taxes	44.5	10.0	54.5
Other Segment Items (a)	(47.8)	115.0	67.2
Net Income Attributable to ALLETE	$147.2	$71.7	$218.9	$28.2	$247.1
Other Segment Information:
Depreciation and Amortization	$179.2	$57.5	$236.7	$15.1	$251.8
Interest Expense	$(63.9)	$(0.8)	$(64.7)	$(16.1)	$(80.8)
Equity Earnings	$23.1	—	$23.1	$(1.4)	$21.7
Income Tax Expense	$(22.4)	$(2.7)	$(25.1)	$(2.8)	$(27.9)
Assets	$4,335.0	$1,594.1	$5,929.1	$727.3	$6,656.4
Equity Investment	$179.7	—	$179.7	$151.5	$331.2
Capital Expenditures	$236.3	$(5.3)	$231.0	$25.0	$256.0
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and income tax expense, net loss attributable to non-controlling interest and gain recognized for a favorable arbitration ruling for ALLETE Clean Energy.

ALLETE, Inc. 2024 Form 10-K

NOTE 14. BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2022	Regulated Operations	ALLETE Clean Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$1,259.3	—	$1,259.3	—	$1,259.3
Contracts with Customers – Non-utility	—	$110.7	110.7	$193.1	303.8
Other – Non-utility	—	7.6	7.6	—	7.6
Total Operating Revenue	1,259.3	118.3	1,377.6	193.1	1,570.7

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	545.5	—	545.5
Transmission Services – Utility	76.7	—	76.7
Cost of Sales – Non-utility	—	56.7	56.7
Operating and Maintenance	239.3	47.3	286.6
Depreciation and Amortization	171.9	58.6	230.5
Taxes Other than Income Taxes	57.4	10.7	68.1
Other Segment Items (a)	(18.6)	71.3	52.7
Net Income Attributable to ALLETE	$149.9	$16.3	$166.2	$23.1	$189.3
Other Segment Information:
Depreciation and Amortization	$171.9	$58.6	$230.5	$11.7	$242.2
Interest Expense	$(58.1)	$(2.3)	$(60.4)	$(14.8)	$(75.2)
Equity Earnings	$19.3	—	$19.3	$(0.6)	$18.7
Income Tax Benefit	$10.4	$15.4	$25.8	$5.4	$31.2
Assets	$4,291.4	$1,873.3	$6,164.7	$680.9	$6,845.6
Equity Investment	$165.4	—	$165.4	$157.3	$322.7
Capital Expenditures	$158.3	$2.2	$160.5	$47.6	$208.1
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax benefit for Regulated Operations, and income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy.

NOTE 15. AGREEMENT AND PLAN OF MERGER

On May 5, 2024, ALLETE entered into the Merger Agreement. The Merger Agreement provides that, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent.

Subject to the terms and conditions set forth in the Merger Agreement, which has been unanimously approved by the board of directors of ALLETE and approved and adopted by the shareholders of ALLETE, at the effective time of the Merger (Effective Time), each share of common stock, without par value, of ALLETE (ALLETE common stock) issued and outstanding immediately prior to the Effective Time (other than shares of ALLETE common stock held by any holder who properly exercises dissenters’ rights under Minnesota law in respect of such shares and any shares of ALLETE common stock held by an affiliate of Alloy Parent) shall be converted into the right to receive $67.00 in cash, without interest (Merger Consideration). The aggregate equity value of the ALLETE common stock acquired by Parent will be approximately $3.9 billion as calculated as of May 5, 2024.

ALLETE, Inc. 2024 Form 10-K

NOTE 15. AGREEMENT AND PLAN OF MERGER (Continued)

In addition, at the Effective Time, each restricted stock unit (RSU) with respect to ALLETE common stock subject to time-based vesting that is outstanding immediately prior to the Effective Time will be cancelled and converted into a contingent right to receive an amount in cash, without interest, equal to the Merger Consideration, payable (i) in the case of such right converted from unvested RSUs, upon the same vesting conditions as applied to the corresponding RSU or (ii) in the case of such right converted from vested RSUs, as soon as reasonably practicable following the closing date of the Merger (the Closing Date). Each performance share award with respect to ALLETE common stock that is outstanding and unvested immediately prior to the Effective Time and was issued prior to the execution of the Merger Agreement will be cancelled and converted into a right to receive, without interest, the Merger Consideration multiplied by the number of shares of ALLETE common stock subject to the award, determined based on attainment of the greater of target and actual performance as of the last business day immediately preceding the Closing Date. A pro rata portion (based on the elapsed portion of the performance period at that time) of these converted performance share awards will be paid out as soon as reasonably practicable following the Closing Date, with the remainder of the award being subject to time-vesting for the remainder of the applicable performance period. Performance share awards issued following the signing of the Merger Agreement will also be cancelled and converted into a contingent right to receive, without interest, the Merger Consideration multiplied by the number of shares of ALLETE common stock subject to the performance share award, determined at the target level of performance, and shall be subject to time-based vesting following the Merger. Further, purchase rights accumulated during the offering period in effect under the Company’s ESPP immediately prior to closing will be automatically exercised into shares of ALLETE common stock no later than five business days prior to the Closing Date, and the ESPP will be terminated as of immediately prior to the Closing Date.

Consummation of the Merger is subject to various closing conditions, including: (1) approval of the shareholders of ALLETE; (2) receipt of all required regulatory approvals without the imposition of a Burdensome Condition (as defined in the Merger Agreement); (3) absence of any law or order prohibiting the consummation of the Merger; (4) subject to materiality qualifiers, the accuracy of each party’s representations and warranties; (5) each party’s compliance in all material respects with its obligations and covenants under the Merger Agreement; and (6) the absence of a material adverse effect with respect to the Company. The Merger Agreement contains certain termination rights for ALLETE and Alloy Parent, which were described in a Current Report of Form 8-K filed by ALLETE on May 6, 2024. In the Merger Agreement, among other things, ALLETE has agreed, subject to certain exceptions, to, and to cause each of its subsidiaries to conduct its business in the ordinary course, consistent with past practice, from the date of the Merger Agreement until the Effective Time, and not to take certain actions prior to the closing of the Merger without the prior written consent of Alloy Parent (which consent shall not be unreasonably withheld, conditioned or delayed, except where ALLETE seeks Alloy Parent’s consent to enter into a material new line of business or cease operations of an existing material line of business). The Merger Agreement also provides that ALLETE may notify Alloy Parent of our intent to raise equity capital of up to a total of $300 million in the second half of 2025, subject to certain parameters. If Alloy Parent declines to participate in the equity capital raises or fails to provide timely notice with respect thereto, ALLETE will have the right to issue ALLETE common stock in the public markets for an amount equal to any unfunded amounts under such equity capital raises.

On July 10, 2024, ALLETE filed a definitive proxy statement relating to the special meeting of the shareholders held on August 21, 2024. At the special meeting, the shareholders of ALLETE voted to approve and adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger, among other matters.

On July 19, 2024, ALLETE filed requests for approval of the Merger with the MPUC, PSCW and FERC. On October 7, 2024, the MPUC issued an order referring the docket to the Minnesota Office of Administrative Hearings for a contested case proceeding and requesting the Administrative Law Judge issue a report and recommendation by July 15, 2025. On January 23, 2025, a Stipulation of Facts and Waiver of Hearing was agreed to by all parties and submitted to the PSCW. SWL&P expects a PSCW ruling on the acquisition in the second quarter of 2025. ALLETE received approval from FERC on December 19, 2024. ALLETE also received approval from the Committee on Foreign Investment in the United States and all required international approvals in the third quarter of 2024. On January 31, 2025, ALLETE filed notification and report forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission under the HSR Act. Approval of the Merger from these and other regulators, as well as expiration or early termination of any applicable waiting periods under the HSR Act, is required for consummation of the Merger.

ALLETE, Inc. 2024 Form 10-K

NOTE 16. QUARTERLY FINANCIAL DATA (UNAUDITED)

Information for any one quarterly period is not necessarily indicative of the results which may be expected for the year.

Quarter Ended	Mar. 31	Jun. 30	Sept. 30	Dec. 31
Millions Except Earnings Per Share
2024
Operating Revenue	$403.3	$354.5	$407.2	$364.8
Operating Income	$47.3	$29.4	$45.3	$38.1
Net Income Attributable to ALLETE	$50.7	$33.0	$45.0	$50.6
Earnings Per Share of Common Stock
Basic	$0.88	$0.57	$0.78	$0.88
Diluted	$0.88	$0.57	$0.78	$0.87
2023
Operating Revenue	$564.9	$533.4	$378.8	$402.7
Operating Income	$48.3	$53.5	$36.0	$43.1
Net Income Attributable to ALLETE	$58.2	$51.5	$85.9	$51.5
Earnings Per Share of Common Stock
Basic	$1.02	$0.90	$1.50	$0.89
Diluted	$1.02	$0.90	$1.49	$0.89
2022
Operating Revenue	$383.5	$373.1	$388.3	$425.8
Operating Income	$53.4	$13.7	$33.4	$33.7
Net Income Attributable to ALLETE	$66.3	$37.6	$33.7	$51.7
Earnings Per Share of Common Stock
Basic	$1.24	$0.67	$0.59	$0.90
Diluted	$1.24	$0.67	$0.59	$0.90

ALLETE, Inc. 2024 Form 10-K

Schedule II

ALLETE

Valuation and Qualifying Accounts and Reserves

	Balance at Beginning of Period	Additions		Deductions from Reserves (a)	Balance at End of Period
		Charged to Income	Other Charges
Millions
Reserve Deducted from Related Assets
Reserve For Uncollectible Accounts
2022 Trade Accounts Receivable	$1.8	$1.9	—	$2.1	$1.6
2023 Trade Accounts Receivable	$1.6	$1.3	—	$1.3	$1.6
2024 Trade Accounts Receivable	$1.6	$1.4	—	$1.3	$1.7
Deferred Asset Valuation Allowance
2022 Deferred Tax Assets	$69.0	$(8.8)	—	—	$60.2
2023 Deferred Tax Assets	$60.2	$(2.2)	—	—	$58.0
2024 Deferred Tax Assets	$58.0	$(13.1)	—	—	$44.9
(a)    Includes uncollectible accounts written-off.
ALLETE, Inc. 2024 Form 10-K