Form 10-Q
period 2025-03-31
ALLETE INC
filed 2025-05-08
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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

Common Stock, without par value,
57,963,812 shares outstanding
as of March 31, 2025

ALLETE, Inc. First Quarter 2025 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
Alloy Merger Sub	Alloy Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Alloy Parent.
Alloy Parent	Alloy Parent LLC, a Delaware limited liability company which, upon closing, will be jointly owned by a wholly owned subsidiary of Canada Pension Plan Investment Board and affiliates of investment vehicles affiliated with one or more funds, accounts, or other entities managed or advised by Global Infrastructure Management, LLC
ATC	American Transmission Company LLC
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Caddo	ALLETE Clean Energy’s Caddo Wind Energy Facility
CCR	Coal Combustion Residuals from Electric Utilities
CFIUS	The Committee on Foreign Investment in the United States
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Diamond Spring	ALLETE Clean Energy’s Diamond Spring Wind Energy Facility
ECO	Energy Conservation and Optimization Plan
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
ESPP	Employee Stock Purchase Plan
Executive Officers of ALLETE	Chair, President and Chief Executive Officer; Vice President and President of ALLETE Clean Energy; Senior Vice President; Vice President, Chief Legal Officer and Corporate Secretary; Vice President, Chief Financial Officer, and Corporate Treasurer; Vice President and Chief Operating Officer of Minnesota Power; and Vice President, Chief Accounting Officer, and Controller
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
HVDC	High-Voltage Direct-Current
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour(s)
Lampert Capital Markets	Lampert Capital Markets, Inc.
ALLETE, Inc. First Quarter 2025 Form 10-Q

Abbreviation or Acronym	Term
Laskin	Laskin Energy Center
Merger	Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE (the “Merger”), with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent
Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2024, by and among ALLETE, Alloy Parent, and Alloy Merger Sub
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nippon Steel	Nippon Steel Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOX	Nitrogen Oxides
Northshore Mining	Northshore Mining Company, a wholly-owned subsidiary of Cliffs
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
South Shore Energy	South Shore Energy, LLC
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
ST Paper	ST Paper LLC
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. First Quarter 2025 Form 10-Q

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
ALLETE, Inc. First Quarter 2025 Form 10-Q

Forward Looking Statements (Continued)

•the announcement and pendency of the Merger, during which ALLETE is subject to certain operating restrictions, could have an adverse effect on ALLETE’s businesses, results of operations, financial condition or cash flows.

Additional disclosures regarding factors that could cause our results or performance to differ from those anticipated by this report are discussed in Part I, Item 1A. Risk Factors of our 2024 Form 10-K. Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which that statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of these factors, nor can it assess the impact of each of these factors on the businesses of ALLETE or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement. Readers are urged to carefully review and consider the various disclosures made by ALLETE in this Form 10-Q and in other reports filed with the SEC that attempt to identify the risks and uncertainties that may affect ALLETE’s business.
ALLETE, Inc. First Quarter 2025 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	March 31, 2025	December 31, 2024
Millions
Assets
Current Assets
Cash and Cash Equivalents	$92.0	$32.8
Accounts Receivable (Less Allowance of $1.8 and $1.7)	143.2	148.1
Inventories – Net	171.1	154.6
Prepayments and Other	71.6	99.7
Total Current Assets	477.9	435.2
Property, Plant and Equipment – Net	5,255.5	5,181.5
Regulatory Assets	364.6	371.7
Equity Investments	344.0	340.1
Goodwill and Intangible Assets – Net	155.3	155.3
Other Non-Current Assets	269.0	270.5
Total Assets	$6,866.3	$6,754.3
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$106.0	$113.6
Accrued Taxes	64.9	54.6
Accrued Interest	19.0	23.4
Long-Term Debt Due Within One Year	94.2	94.7
Other	96.5	117.9
Total Current Liabilities	380.6	404.2
Long-Term Debt	1,832.8	1,704.7
Deferred Income Taxes	269.5	253.4
Regulatory Liabilities	580.6	570.5
Defined Benefit Pension and Other Postretirement Benefit Plans	99.2	118.2
Other Non-Current Liabilities	314.8	312.8
Total Liabilities	3,477.5	3,363.8
Commitments, Guarantees and Contingencies (Note 6)
Redeemable Non-Controlling Interest	0.5	0.4
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 58.0 and 57.9 Shares Issued and Outstanding	1,827.4	1,823.2
Accumulated Other Comprehensive Loss	(18.1)	(18.1)
Retained Earnings	1,056.7	1,042.9
Total ALLETE Equity	2,866.0	2,848.0
Non-Controlling Interest in Subsidiaries	522.3	542.1
Total Equity	3,388.3	3,390.1
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$6,866.3	$6,754.3
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Three Months Ended
	March 31,
	2025	2024
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$332.8	$338.3
Contracts with Customers – Non-utility	65.9	63.7
Other – Non-utility	1.5	1.3
Total Operating Revenue	400.2	403.3
Operating Expenses
Fuel, Purchased Power and Gas – Utility	123.0	133.5
Transmission Services – Utility	19.0	22.7
Cost of Sales – Non-utility	24.9	24.4
Operating and Maintenance	93.0	91.7
Depreciation and Amortization	69.7	65.0
Taxes Other than Income Taxes	17.6	18.7
Total Operating Expenses	347.2	356.0
Operating Income	53.0	47.3
Other Income (Expense)
Interest Expense	(21.4)	(20.4)
Equity Earnings	6.0	5.5
Other	4.6	8.6
Total Other Expense	(10.8)	(6.3)
Income Before Income Taxes	42.2	41.0
Income Tax Expense	7.5	4.0
Net Income	34.7	37.0
Net Loss Attributable to Non-Controlling Interest	(21.4)	(13.7)
Net Income Attributable to ALLETE	$56.1	$50.7
Average Shares of Common Stock
Basic	57.9	57.6
Diluted	58.0	57.7
Basic Earnings Per Share of Common Stock	$0.97	$0.88
Diluted Earnings Per Share of Common Stock	$0.97	$0.88
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Three Months Ended
	March 31,
	2025	2024
Millions
Net Income	$34.7	$37.0
Other Comprehensive Loss
Unrealized Gain on Securities
Net of Income Tax Expense of $— and $—	—	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Benefit of $— and $0.1	—	(0.4)
Total Other Comprehensive Loss	—	(0.4)
Total Comprehensive Income	34.7	36.6
Net Loss Attributable to Non-Controlling Interest	(21.4)	(13.7)
Total Comprehensive Income Attributable to ALLETE	$56.1	$50.3
The accompanying notes are an integral part of these statements.

ALLETE, Inc. First Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Three Months Ended
	March 31,
	2025	2024
Millions
Operating Activities
Net Income	$34.7	$37.0
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(1.4)	(1.2)
Income from Equity Investments – Net of Dividends	1.9	—
Gain on Investments and Property, Plant and Equipment	(0.7)	(0.5)
Depreciation Expense	69.7	65.0
Amortization of PSAs	(1.5)	(1.3)
Amortization of Other Intangible Assets and Other Assets	1.7	1.6
Deferred Income Tax Benefit	(0.3)	(2.9)
Share-Based and ESOP Compensation Expense	1.7	1.7
Defined Benefit Pension and Other Postretirement Plan Benefit	(0.9)	(3.4)
Fuel Adjustment Clause	4.4	4.9
Bad Debt Expense	0.3	0.3
Provision for Interim Rate Refund	5.0	5.5
Changes in Operating Assets and Liabilities
Accounts Receivable	4.6	(5.5)
Inventories	(5.8)	(7.3)
Prepayments and Other	9.6	6.7
Accounts Payable	1.5	(10.4)
Other Current Liabilities	(17.1)	(19.8)
Renewable Tax Credit Sales	12.5	—
Cash Contributions to Defined Benefit Pension Plans	(19.1)	(25.0)
Changes in Regulatory and Other Non-Current Assets	5.6	9.1
Changes in Regulatory and Other Non-Current Liabilities	3.8	5.6
Cash provided by Operating Activities	110.2	60.1
Investing Activities
Proceeds from Sale of Available-for-sale Securities	1.4	1.4
Payments for Purchase of Available-for-sale Securities	(1.3)	(1.5)
Payments for Equity Method Investments	(5.5)	(1.6)
Additions to Property, Plant and Equipment	(154.4)	(60.6)
Other Investing Activities	(0.4)	1.5
Cash used in Investing Activities	(160.2)	(60.8)
Financing Activities
Proceeds from Issuance of Common Stock	2.5	2.0
Proceeds from Issuance of Short-Term and Long-Term Debt	240.0	156.0
Repayments of Short-Term and Long-Term Debt	(111.8)	(158.0)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	2.0	2.7
Distributions to Non-Controlling Interest	(0.3)	(0.5)
Dividends on Common Stock	(42.3)	(40.6)
Other Financing Activities	(0.9)	—
Cash provided by (used in) Financing Activities	89.2	(38.4)
Change in Cash, Cash Equivalents and Restricted Cash	39.2	(39.1)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	55.2	79.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$94.4	$40.3
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Three Months Ended
	March 31,
	2025	2024
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,823.2	$1,803.7
Common Stock Issued	4.2	3.7
Balance, End of Period	1,827.4	1,807.4

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(18.1)	(20.5)
Other Comprehensive Income – Net of Income Taxes
Defined Benefit Pension and Other Postretirement Benefit Plans	—	(0.4)
Balance, End of Period	(18.1)	(20.9)

Retained Earnings
Balance, Beginning of Period	1,042.9	1,026.4
Net Income Attributable to ALLETE	56.1	50.7
Common Stock Dividends	(42.3)	(40.6)
Balance, End of Period	1,056.7	1,036.5

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	542.1	597.0
Proceeds from Non-Controlling Interest in Subsidiaries – Net	2.0	—
Net Loss Attributable to Non-Controlling Interest	(21.5)	(11.0)
Distributions to Non-Controlling Interest	(0.3)	(0.5)
Balance, End of Period	522.3	585.5

Total Equity	$3,388.3	$3,408.5

Redeemable Non-Controlling Interest
Balance, Beginning of Period	$0.4	$0.5
Proceeds from Non-Controlling Interest in Subsidiaries	—	2.7
Net Income (Loss) Attributable to Non-Controlling Interest	0.1	(2.7)
Total Redeemable Non-Controlling Interest	$0.5	$0.5

Dividends Per Share of Common Stock	$0.73	$0.705
The accompanying notes are an integral part of these statements.
ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements pursuant to such rules and regulations. Similarly, the December 31, 2024, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the three months ended March 31, 2025, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and notes included in our 2024 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of March 31, 2025, restricted cash amounts included in Prepayments and Other on the Consolidated Balance Sheet include collateral deposits required under an ALLETE Clean Energy loan. The restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy loan agreement as well as PSAs. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Millions
Cash and Cash Equivalents	$92.0	$32.8	$32.0	$71.9
Restricted Cash included in Prepayments and Other	—	19.9	5.9	5.1
Restricted Cash included in Other Non-Current Assets	2.4	2.5	2.4	2.4
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$94.4	$55.2	$40.3	$79.4

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy segment and Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	March 31, 2025	December 31, 2024
Millions
Fuel (a)	$22.3	$22.5
Materials and Supplies	122.2	107.6
Renewable Energy Facilities Under Development (b)	26.6	24.5
Total Inventories – Net	$171.1	$154.6
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of March 31, 2025, consists primarily of project costs related to renewable energy development projects at New Energy.
Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of March 31, 2025 ($154.9 million as of December 31, 2024). There have been no changes to goodwill by reportable segment for the three months ended March 31, 2025.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Assets	March 31, 2025	December 31, 2024
Millions
Other Postretirement Benefit Plans	$105.4	$107.6
Contract Assets (a)	15.3	15.9
ALLETE Properties	9.2	10.3
Restricted Cash	2.4	2.5
Other	136.7	134.2
Total Other Non-Current Assets	$269.0	$270.5
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	March 31, 2025	December 31, 2024
Millions
Provision for Interim Rate Refund	$27.9	$23.0
Customer Deposits	9.4	7.8
PSAs	5.8	5.9
Other	53.4	81.2
Total Other Current Liabilities	$96.5	$117.9

Other Non-Current Liabilities	March 31, 2025	December 31, 2024
Millions
Asset Retirement Obligation (a)(b)	$265.4	$261.3
PSAs	13.6	15.1
Other	35.8	36.4
Total Other Non-Current Liabilities	$314.8	$312.8
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $42.3 million in Other Non-Current Assets on the Consolidated Balance Sheet as of March 31, 2025 ($42.3 million as of December 31, 2024).
(b)The increase in Asset Retirement Obligation in 2024 reflects the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 6. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Three Months Ended
	March 31,
Other Income (Expense)	2025	2024
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.8	$4.3
Interest and Investment Income	1.9	1.9
AFUDC - Equity	1.4	1.2
Other Income (Expense)	(0.5)	1.2
Total Other Income	$4.6	$8.6
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

	Three Months Ended
	March 31,
Supplemental Statement of Cash Flows Information	2025	2024
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$24.8	$25.7
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$(8.9)	$(5.9)
Capitalized Asset Retirement Costs	$2.6	$2.2
AFUDC–Equity	$1.4	$1.2

New Accounting Pronouncements and Disclosure Rules.

See Note 1. Operations and Significant Accounting Policies to the Consolidated Financial Statements in our 2024 Form 10-K.

There are no other new accounting pronouncements or rules that we anticipate having a material effect on the presentation of ALLETE’s consolidated financial statements.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2024 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $11.2 million for the three months ended March 31, 2025 ($8.3 million for the three months ended March 31, 2024).

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC that sought an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing sought a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. As part of the settlement agreement, the parties agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. In an order dated November 25, 2024, the MPUC approved the settlement agreement. Final rates were implemented in the first quarter of 2025; interim rates were collected through this period with reserves recorded as necessary. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $27.9 million pre-tax as of March 31, 2025, which is expected to be refunded in the second quarter of 2025.

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

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates were approved by the MPUC in an order dated February 13, 2025.

Fuel Adjustment Clause. Minnesota Power incurred higher fuel and purchased power costs in 2024 than those factored in its fuel adjustment forecast filed in May 2023 for 2024, which resulted in the recognition of a $4.5 million regulatory asset as of March 31, 2025, and December 31, 2024. Minnesota Power requested to recover the regulatory asset over 12 months beginning in the third quarter of 2025 as part of its annual true-up filing submitted to the MPUC on March 3, 2025.

Minnesota Power filed its annual forecasted fuel and purchased power rates for 2025 on May 1, 2024, which was subsequently approved by the MPUC in an order dated November 8, 2024. The fuel and purchased power rates for Minnesota Power retail customers are based on this filing beginning January 1, 2025.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Energy Conservation and Optimization (ECO) Plan. On April 1, 2025, Minnesota Power submitted its 2024 ECO annual filing (formerly the Conservation Improvement Plan) detailing Minnesota Power’s ECO plan results and requesting a financial incentive of $2.6 million, which will be recognized upon approval by the MPUC. In 2024, a financial incentive of $2.2 million was recognized in the fourth quarter upon approval by the MPUC of the 2023 ECO annual filing. The financial incentives are recognized in the period in which the MPUC approves the filing.

Integrated Resource Plan. On March 3, 2025, Minnesota Power filed its 2025 IRP, which outlines Minnesota Power’s next steps to provide safe and reliable energy to customers while adding new resources, meeting increasing demand for energy and reducing carbon emissions. The 2025 IRP calls for adding renewable projects, customer-focused demand response, energy storage and natural gas generation, and positions Minnesota Power to cease coal use for its customers at the Boswell Energy Center in Cohasset and meet the requirements of the state of Minnesota’s carbon-free standard. As part of the 2025 IRP, Minnesota Power anticipates maximizing and expanding customer-focused programs including energy efficiency, energy conservation and demand response, adding 400 MW of new wind energy resources by 2035, in addition to the 700 MW of wind and solar announced in its 2021 IRP, expanding energy storage resources by 100 MW by 2035, and adding approximately 1,000 MW of natural gas capacity, including the refuel of Boswell Unit 3 to run solely on natural gas by 2030. Minnesota Power will continue to explore biomass fuel opportunities at Boswell Unit 3 and will develop natural gas replacement options for Boswell Unit 4. A final decision on the 2025 IRP is expected in 2026.

2021 Integrated Resource Plan. In 2021, Minnesota Power filed its 2021 IRP, which was approved by the MPUC in a January 2023 order. The approved 2021 IRP, which reflected a joint agreement reached with various stakeholders, outlined Minnesota Power’s clean-energy transition plans through 2035. Those plans included expanding its renewable energy supply, achieving coal-free operations at its facilities by 2035, and investing in a resilient and flexible transmission and distribution grid. As part of those plans, Minnesota Power is adding up to 700 MW of new wind and solar energy resources, and ceasing coal operations at Boswell Units 3 and 4 by 2030 and 2035, respectively. Minnesota Power’s plans recognized that advances in technology will play a significant role in completing its transition to carbon-free energy supply, reliably and affordably.

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

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	March 31, 2025	December 31, 2024
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$2.3	—
Other	1.6	$1.6
Total Current Regulatory Assets	$3.9	$1.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$198.7	$200.3
Income Taxes	83.0	84.9
Asset Retirement Obligations	42.0	41.0
Taconite Harbor	13.9	17.3
Manufactured Gas Plant	11.2	11.6
Cost Recovery Riders	8.7	5.5
PPACA Income Tax Deferral	3.7	3.7
Fuel Adjustment Clause	1.6	4.5
Other	1.8	2.9
Total Non-Current Regulatory Assets	$364.6	$371.7

Current Regulatory Liabilities (b)
Provision for Interim Rate Refund	$27.9	$23.0
Fuel Adjustment Clause	4.6	7.2
Other	1.7	1.3
Total Current Regulatory Liabilities	$34.2	$31.5
Non-Current Regulatory Liabilities
Income Taxes	$287.1	$292.7
Wholesale and Retail Contra AFUDC	77.9	77.6
Plant Removal Obligations	75.5	74.2
Non-Jurisdictional Land Sales	67.7	59.7
Defined Benefit Pension and Other Postretirement Benefit Plans	39.0	40.7
Investment Tax Credits	17.6	17.8
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Fuel Adjustment Clause	6.8	0.6
Other	2.3	0.5
Total Non-Current Regulatory Liabilities	$580.6	$570.5
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

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2024	$194.4
Cash Investments	5.5
Equity in ATC Earnings	6.5
Distributed ATC Earnings	(7.2)
Amortization of the Remeasurement of Deferred Income Taxes	0.3
Equity Investment Balance as of March 31, 2025	$199.5

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 3. EQUITY INVESTMENTS (Continued)

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2024	$145.7
Equity in Nobles 2 Earnings (a)	(0.5)
Distributed Nobles 2 Earnings	(0.7)
Equity Investment Balance as of March 31, 2025	$144.5
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $3.9 million related to its investment in Nobles 2.

NOTE 4. FAIR VALUE

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated or generally unobservable. We primarily apply the market approach for recurring fair value measurements and endeavor to utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs, which are used to measure fair value, are prioritized through the fair value hierarchy. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Descriptions of the three levels of the fair value hierarchy are discussed in Note 7. Fair Value to the Consolidated Financial Statements in our 2024 Form 10-K.

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025, and December 31, 2024. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of March 31, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$4.6	—	—	$4.6
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$6.4	—	6.4
Cash Equivalents	14.8	—	—	14.8
Total Fair Value of Assets	$19.4	$6.4	—	$25.8

Liabilities
Deferred Compensation (c)	—	$18.8	—	$18.8
Total Fair Value of Liabilities	—	$18.8	—	$18.8

	Fair Value as of December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.6	—	—	$8.6
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.8	—	6.8
Cash Equivalents	8.5	—	—	8.5
Total Fair Value of Assets	$17.1	$6.8	—	$23.9

Liabilities
Deferred Compensation (c)	—	$21.1	—	$21.1
Total Fair Value of Liabilities	—	$21.1	—	$21.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of March 31, 2025, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $2.1 million, in one year to less than three years was $2.9 million, in three years to less than five years was $0.9 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
March 31, 2025	$1,936.1	$1,820.1
December 31, 2024	$1,808.0	$1,668.0
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the three months ended March 31, 2025, and the year ended December 31, 2024, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A decline or volatility in energy prices or lower wind resource expectations could result in a future impairment.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of March 31, 2025, and December 31, 2024:

March 31, 2025	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$94.2	—	$94.2
Long-Term Debt	1,841.9	$(9.1)	1,832.8
Total Debt	$1,936.1	$(9.1)	$1,927.0

December 31, 2024
Millions
Short-Term Debt	$94.7	—	$94.7
Long-Term Debt	1,713.3	$(8.6)	1,704.7
Total Debt	$1,808.0	$(8.6)	$1,799.4

We had $20.2 outstanding standby letters of credit and no outstanding draws under our lines of credit as of March 31, 2025 ($16.2 million in standby letters of credit and $20.0 million outstanding draws on our lines of credit as of December 31, 2024). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

On March 25, 2025, ALLETE issued and sold $150 million of senior unsecured notes (“Notes”) to certain institutional buyers in the private placement market. The Notes were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors. Of the Notes issued and sold, $120 million of the Notes bear interest at a rate of 5.38 percent and mature on March 25, 2030, and $30 million of the Notes bear interest at a rate of 5.82 percent and mature on March 25, 2035. Interest on the Notes will be payable semi-annually on April 1 and October 1 of each year, commencing on October 1, 2025. The Company has the option to prepay all or a portion of the Notes at its discretion, subject to a make-whole provision. The Notes are subject to additional terms and conditions which are customary for these types of transactions. Proceeds from the sale of the Notes were used for refinancing of debt and general corporate purposes.

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of March 31, 2025, our ratio was approximately 0.38 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income; however, under the Merger Agreement, the Company has agreed not to declare or pay dividends except for quarterly cash dividends payable by us in respect of shares of our common stock on a schedule consistent with our past practices in an amount not to exceed 5 percent per share more than the dividend payable during the prior 12-month period, subject to certain other exceptions. (See Note 11. Agreement and Plan of Merger.). As of March 31, 2025, ALLETE was in compliance with its financial covenants.
ALLETE, Inc. First Quarter 2025 Form 10-Q

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

Our PPAs are summarized in Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2024 Form 10-K, with additional disclosure provided in the following paragraphs.

Square Butte PPA. As of March 31, 2025, Square Butte had total debt outstanding of $163.0 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the three months ended March 31, 2025, was $20.3 million ($22.9 million for the same period in 2024). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $1.0 million ($1.3 million for the same period in 2024). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

Minnkota Power PSA. Minnesota Power has a PSA with Minnkota Power, which commenced in 2014. Under the PSA, Minnesota Power is selling a portion of its entitlement from Square Butte to Minnkota Power, resulting in Minnkota Power’s net entitlement increasing and Minnesota Power’s net entitlement decreasing until Minnesota Power’s share is eliminated at the end of 2025. Of Minnesota Power’s 50 percent output entitlement, Minnesota Power sold to Minnkota Power approximately 46 percent in 2025 and 41 percent in 2024.

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

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Federal Environmental Regulatory Agenda. On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations. This list includes various air, water, and waste environmental regulatory actions, many of which apply at the Company. The specific timing or outcome of this initiative is not yet known, but regular required rulemaking processes and procedures still apply, and litigation may also occur. The following disclosures do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to ALLETE operations can be discerned. We are unable to predict the outcome of the reevaluation or reconsideration of these environmental regulations.

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

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Since the EPA partially disapproved the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, among others, Minnesota became subject to the final Good Neighbor Plan. However, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA, and a petition for judicial review to the Eighth Circuit Court. The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP. In July 2023, the Eighth Circuit Court granted a stay of the SIP disapproval preventing the Good Neighbor Plan from taking effect in Minnesota; oral arguments occurred in October 2024. In April 2024, the EPA published a partial denial of several administrative reconsideration and stay petitions, including from the Minnesota coalition. On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally delaying the effective date of the final FIP for states with active stays in place. The state of Minnesota therefore did not become subject to compliance obligations for the 2023 or 2024 ozone seasons.

Future compliance obligations will depend on resolution of the stay and outcomes of related litigation. Additional challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. On June 27, 2024, the U.S. Supreme Court granted an emergency stay of the FIP rule requested by several states and industry groups, staying enforcement pending the D.C. Circuit’s review and any petition for writ of certiorari. In response to the U.S. Supreme Court’s stay order, the EPA published a third interim rule in the Federal Register on November 6, 2024, staying the effectiveness of the Good Neighbor FIP in the 10 remaining covered states, including Wisconsin. On March 10, 2025, the EPA filed a motion with the D.C. Circuit requesting a voluntary remand of its FIP, stating they anticipate completing replacement rulemaking by Fall 2026. Anticipated timelines and compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding. Additionally, final rates in Minnesota Power’s most recent rate case were implemented on March 1, 2025, allowing any necessary allowance purchase costs to transfer to the fuel adjustment clause.

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

EPA Mercury and Air Toxics Standards (MATS) Rule. On April 25, 2024, the EPA published a final rule to revise the existing 2012 MATS Rule, which regulates air emissions of hazardous air pollutants from coal- and oil-fired electric generating units (EGUs). The final rule eliminates certain MATS compliance flexibility, lowers the particulate emission standard for all coal-fired EGUs, and reduces the mercury emission standard for lignite-fired EGUs. The rule became effective July 8, 2024, with compliance required beginning July 6, 2027. The MATS regulation applies at Minnesota Power’s Boswell facility, which is currently well-controlled for these emissions and already complying with some of the new requirements. The Company anticipates the new rule will not have material impacts at Boswell. However, compliance costs cannot yet be fully estimated, and recovery of any additional costs would be sought through a rate proceeding. Litigation against the EPA’s latest MATS Rule revision from a number of U.S. states, as well as several companies and industry groups, is ongoing. Motions to stay the rule were denied by the U.S. Court of Appeals for the D.C. Circuit on August 6, 2024, and the U.S. Supreme Court on October 4, 2024. On April 8, 2025, President Trump issued a proclamation entitled Regulatory Relief for Certain Stationary Sources to Promote American Energy granting a two-year compliance extension deadline to “certain stationary sources” subject to the 2024 MATS Rule. The list of the specific facilities who may qualify for the exemption has not yet been made available.

ALLETE, Inc. First Quarter 2025 Form 10-Q

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

The final Section 111 rules apply to several Company assets, including existing EGUs at the Boswell and Laskin facilities as well as the proposed combined cycle natural gas-fired generating facility, Nemadji Trail Energy Center. The Company anticipates compliance with the rules may require operational or planning adjustments. The state implementation plan process for Section 111(d) existing units will also be a factor in determining specific requirements and timing. We are unable to predict compliance costs at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding. The Company is also monitoring endangerment finding evaluations by the EPA, as well as litigation of the final Section 111 rules. Litigation began when the rules were published in the Federal Register on May 9, 2024, and continues in federal court. Both the D.C. Circuit and the U.S. Supreme Court have declined requests to block the rule from becoming effective while litigation is ongoing. Oral arguments in the D.C. Circuit occurred on December 6, 2024, with a merits decision currently expected by mid-2025. Outcomes from ongoing litigation may impact both the timing of rule effectiveness and the ultimate compliance obligations required by the rule.

ALLETE, Inc. First Quarter 2025 Form 10-Q

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

The federal Clean Water Act requires the MPCA to update the state's impaired water list every two years. Beginning in 2021 through the latest release approved by the EPA in April 2024, this list now includes Minnesota lakes and streams identified as wild rice waters that are listed for sulfate impairment. The list could subsequently be used to set sulfate limits in discharge permits for power generation facilities and municipal and industrial customers, including paper and pulp facilities, and mining operations. While Boswell Energy Center has received a NPDES Wastewater Permit that includes site specific sulfate limits that will not materially impact operations, at this time, we are unable to determine the specific impacts these developments may have on other Minnesota Power operations or its customers, if any. Minnesota Power would seek recovery of additional costs through a rate proceeding.

ALLETE, Inc. First Quarter 2025 Form 10-Q

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

Boswell Ash Wastewater Spill. On August 12, 2024, Minnesota Power received a Notice of Violation (NOV) from the MPCA, related to the spill at Boswell from a pipeline carrying ash wastewater from an inactive onsite storage pond to Blackwater Creek, which the Company reported on July 16, 2024. Minnesota Power responded to the MPCA NOV, clarifying certain statements made by the MPCA, as well as providing a written report and required plans. We are awaiting a proposed Stipulation Agreement from the MPCA. Minnesota Power continues to work with state and federal agencies to evaluate and remediate the impacts from this event. We incurred remediation costs of approximately $2 million pre-tax in the first quarter of 2025. We are unable to predict the total amount of remediation or other costs related to the ash wastewater spill at this time; however, the costs could be material.

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

On May 8, 2024, the EPA's final CCR Legacy Impoundment Rule was published in the Federal Register. The final rule expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units (CCRMU), which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The final rule requires all regulated generating facilities to evaluate and identify past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. The Final Rule requires a Facility Evaluation Report by February 2027, which will identify regulated units and applicable requirements. Additionally, the EPA finalized portions of the proposed CCR Part B Rule, which allows CCR units to certify closure while conducting groundwater remediation activities. Impacts to previously closed CCR units at Boswell and Laskin are anticipated. Compliance costs for Minnesota Power’s Boswell and Laskin facilities are estimated to be between approximately $50 million and $85 million and are expected to be incurred over the next 10 years based on our preliminary assessment. These estimates may be revised as Minnesota Power completes the required facility evaluations. Minnesota Power is expected to seek recovery of these costs through a rate proceeding. The Company included in its 2024 Remaining Life Depreciation Petition filed with the Minnesota Public Utilities Commission (Commission) on September 24, 2024 (Docket No. E015/D-24-324) an additional $67.8 million, the average of the estimated cost range, for the expected investigative costs and the increase in depreciation expense for these facilities. Furthermore, a petition seeking approval of deferred cost accounting treatment for these CCR Legacy Rule compliance costs was filed with the Commission on December 30, 2024, in Docket No. E015/M-24-437. We are currently recording depreciation expense related to this rule on the Consolidated Statement of Income, which would be moved to a deferred tracking account for MPUC review in a future rate case or other proceeding if the MPUC approves our request for deferral accounting treatment. We are unable to predict the outcome of this proceeding.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

Additionally, the EPA released a proposed CCR Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations and other CCR regulatory revisions. Portions of the Part B rule addressing alternative liner equivalency standards were finalized in November 2020. A final rule establishing the remaining CCR beneficial reuse requirements is expected but has been moved to EPA’s long-term rulemakings, without a publication target date currently. According to its latest Unified Agenda, the EPA had planned to publish the final CCR federal permit rule implementing a permitting program for tribal lands and nonparticipating states in December 2024, but that did not occur.

Other Matters

Letters of Credit, Surety Bonds and Other Indemnifications.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of March 31, 2025, we had $142.8 million of outstanding letters of credit issued, including those issued under our revolving credit facility, and $133.2 million in outstanding surety bonds. We do not believe it is likely that any of these outstanding letters of credit or surety bonds will be drawn upon.

In 2024 and 2025, under the tax credit transferability provision of the Inflation Reduction Act, we entered into agreements with third parties to sell a portion of our renewable tax credits; to-date, under these agreements we have indemnified the parties for approximately $77.6 million of renewable tax credits. ALLETE has indemnified the parties for specified claims for reduction, loss, or disallowance of the transferred tax credits on an after-tax basis.

Regulated Operations. As of March 31, 2025, we had $37.9 million outstanding in standby letters of credit and surety bonds at our Regulated Operations which are pledged as security to MISO, the NDPSC and state agencies.

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2027 and 2039. As of March 31, 2025, ALLETE Clean Energy has $86.6 million outstanding in standby letters of credit and surety bonds, the majority of which are pledged as security under these PSAs.

New Energy. As of March 31, 2025, New Energy had standby letters of credit outstanding of $11.9 million related to the development of renewable energy projects.

Corporate and Other.

BNI Energy. As of March 31, 2025, BNI Energy had surety bonds outstanding of $99.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $99.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of March 31, 2025, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2.

South Shore Energy. As of March 31, 2025, South Shore Energy had $29.7 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)

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

Three Month Ended March 31,		2025			2024
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Net Income Attributable to ALLETE	$56.1		$56.1	$50.7		$50.7
Average Common Shares	57.9	0.1	58.0	57.6	0.1	57.7
Earnings Per Share	$0.97		$0.97	$0.88		$0.88

NOTE 8. INCOME TAX EXPENSE

	Three Months Ended
	March 31,
	2025	2024
Millions
Current Income Tax Expense
Federal (a)	$3.1	$3.5
State	4.7	3.4
Total Current Income Tax Expense	$7.8	$6.9
Deferred Income Tax Expense (Benefit)
Federal (b)	$(1.4)	$(5.0)
State	1.3	2.4
Investment Tax Credit Amortization	(0.2)	(0.3)
Total Deferred Income Tax Benefit	$(0.3)	$(2.9)
Total Income Tax Expense	$7.5	$4.0
(a)For three months ended March 31, 2025 and 2024, the federal current tax expense is partially offset by tax credits.
(b)For three months ended March 31, 2025 and 2024, the federal deferred income tax benefit is primarily due to tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 8. INCOME TAX EXPENSE(Continued)

	Three Months Ended
Reconciliation of Taxes from Federal Statutory	March 31,
Rate to Total Income Tax Expense	2025	2024
Millions
Income Before Income Taxes	$42.2	$41.0
Statutory Federal Income Tax Rate	21%	21%
Income Taxes Computed at Statutory Federal Rate	$8.9	$8.6
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	4.8	4.6
Production Tax Credits (a)	(4.8)	(11.6)
Investment Tax Credits (a)	(2.8)	(0.3)
Regulatory Differences – Excess Deferred Tax	(2.6)	(3.5)
Non-Controlling Interest in Subsidiaries	4.0	2.8
AFUDC – Equity	(0.4)	(0.6)
Nondeductible Portion of Transaction Costs	0.3	—
Other	0.1	4.0
Total Income Tax Expense	$7.5	$4.0
(a)For three months ended March 31, 2025 and 2024, the credits are presented net of any estimated discount on the sale of certain credits.

For the three months ended March 31, 2025, the effective tax rate was 17.8 percent (9.7 percent for the three months ended March 31, 2024). The effective tax rates for 2025 and 2024 were primarily impacted by tax credits.

Uncertain Tax Positions. As of March 31, 2025, we had gross unrecognized tax benefits of $1.1 million ($1.1 million as of December 31, 2024). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the state of Minnesota for the tax years 2020 through 2022. ALLETE has no open federal audits and is no longer subject to federal examination for years before 2022 or state examination for years before 2021. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost (Credit)	Pension		Other Postretirement
Three Months Ended March 31,	2025	2024	2025	2024
Millions
Service Cost	$1.6	$1.6	$0.4	$0.4
Non-Service Cost Components (a)
Interest Cost	10.0	9.7	1.0	1.0
Expected Return on Plan Assets	(10.9)	(11.2)	(2.7)	(2.8)
Amortization of Prior Service Credits	—	—	(1.4)	(2.9)
Amortization of Net Loss (Gain)	1.8	1.6	(0.7)	(0.8)
Net Periodic Benefit Cost (Credit)	$2.5	$1.7	$(3.4)	$(5.1)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the three months ended March 31, 2025, we contributed $19.1 million in cash to the defined benefit pension plans ($25.0 million for the three months ended March 31, 2024); we do not expect to make additional contributions to our defined benefit pension plans in 2025. For the three months ended March 31, 2025, and 2024, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2025.

NOTE 10. BUSINESS SEGMENTS

During the first quarter of 2025, management updated our reportable segment presentation to reflect New Energy’s increased contribution to net income attributable to ALLETE. We now present three reportable segments: Regulated Operations, ALLETE Clean Energy and New Energy. Prior period amounts have been revised to conform with the current business segment presentation. We measure performance of our operations through budgeting and monitoring of contributions to net income attributable to ALLETE by each reportable segment.

Regulated Operations includes three operating segments which consist of our regulated utilities, Minnesota Power and SWL&P, as well as our investment in ATC. ALLETE Clean Energy is our business focused on developing, acquiring and operating clean and renewable energy projects. New Energy is a renewable energy company with a primary focus on developing solar and energy storage facilities for external sale and internal ownership while also offering comprehensive operations, maintenance and asset management services. We also present Corporate and Other which includes two operating segments, BNI Energy, our coal mining operations in North Dakota, and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land holdings in Minnesota, and earnings on cash and investments.

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

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Three Months Ended
	March 31,
	2025	2024
Millions
Operating Revenue
Regulated Operations
Residential	$56.4	$51.5
Commercial	51.7	49.7
Municipal	9.6	9.0
Industrial	139.9	159.5
Other Power Suppliers	47.1	40.0
Other	28.1	28.6
Total Regulated Operations	332.8	338.3

ALLETE Clean Energy
Long-term PSA	15.0	17.8
Other	1.5	1.3
Total ALLETE Clean Energy	16.5	19.1

New Energy
Sale of Renewable Development Projects	18.2	13.9
Other	3.2	3.1
Total New Energy	21.4	17.0

Corporate and Other
Long-term Contract	26.1	25.4
Other	3.4	3.5
Total Corporate and Other	29.5	28.9
Total Operating Revenue	$400.2	$403.3
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$38.4	$44.2
ALLETE Clean Energy	7.4	3.8
New Energy	9.2	4.0
Corporate and Other	1.1	(1.3)
Total Net Income Attributable to ALLETE	$56.1	$50.7

	March 31, 2025	December 31, 2024
Millions
Assets
Regulated Operations	$4,560.2	$4,489.4
ALLETE Clean Energy	1,464.2	1,477.4
New Energy	351.4	335.7
Corporate and Other	490.5	451.8
Total Assets	$6,866.3	$6,754.3

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

Three Months Ended March 31, 2025	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$332.8	—	—	$332.8	—	$332.8
Contracts with Customers – Non-utility	—	$15.0	$21.4	36.4	$29.5	65.9
Other – Non-utility	—	1.5	—	1.5	—	1.5
Total Operating Revenue	332.8	16.5	21.4	370.7	29.5	400.2

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	123.3	—	—	123.3
Transmission Services – Utility	19.0	—	—	19.0
Cost of Sales – Non-utility	—	—	5.3	5.3
Operating and Maintenance	68.7	13.9	5.3	87.9
Depreciation and Amortization	50.7	14.4	0.7	65.8
Taxes Other than Income Taxes	14.3	2.7	—	17.0
Other Segment Items (a)	(18.4)	21.9	(0.9)	2.6
Net Income Attributable to ALLETE	$38.4	$7.4	$9.2	$55.0	$1.1	$56.1
Other Segment Information:
Depreciation and Amortization	$50.7	$14.4	$0.7	$65.8	$3.9	$69.7
Interest Expense	$(17.1)	—	$(0.7)	$(17.8)	$(3.6)	$(21.4)
Equity Earnings	$6.5	—	—	$6.5	$(0.5)	$6.0
Income Tax Expense (Benefit)	$10.2	$(3.5)	$0.1	$6.8	$0.7	$7.5
Assets	$4,560.2	$1,464.2	$351.4	$6,375.8	$490.5	$6,866.3
Equity Investment	$199.5	—	—	$199.5	$144.5	$344.0
Capital Expenditures	$134.3	$2.1	$7.4	$143.8	$1.4	$145.2

Three Months Ended March 31, 2024	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$338.3	—	—	$338.3	—	$338.3
Contracts with Customers – Non-utility	—	$17.8	$17.0	34.8	$28.9	63.7
Other – Non-utility	—	1.3	—	1.3	—	1.3
Total Operating Revenue	338.3	19.1	17.0	374.4	28.9	403.3

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	133.7	—	—	133.7
Transmission Services – Utility	22.7	—	—	22.7
Cost of Sales – Non-utility	—	—	5.7	5.7
Operating and Maintenance	66.8	13.5	6.5	86.8
Depreciation and Amortization	46.4	14.1	0.5	61.0
Taxes Other than Income Taxes	15.7	2.6	—	18.3
Other Segment Items (a)	(8.8)	14.9	(0.3)	5.8
Net Income Attributable to ALLETE	$44.2	$3.8	$4.0	$52.0	($1.3)	$50.7
Other Segment Information:
Depreciation and Amortization	$46.4	$14.1	$0.5	$61.0	$4.0	$65.0
Interest Expense	$(16.0)	$(0.1)	$(1.8)	$(17.9)	$(2.5)	$(20.4)
Equity Earnings	$5.7	—	—	$5.7	$(0.2)	$5.5
Income Tax Expense (Benefit)	$4.9	$(5.5)	$1.5	$0.9	$3.1	$4.0
Assets	$4,345.1	$1,580.0	$295.9	$6,221.0	$383.6	$6,604.6
Equity Investment	$182.7	—	—	$182.7	$150.4	$333.1
Capital Expenditures	$49.5	$0.2	—	$49.7	$2.1	$51.8
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and interest expense, income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy and New Energy.
ALLETE, Inc. First Quarter 2025 Form 10-Q

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

ALLETE, Inc. First Quarter 2025 Form 10-Q

NOTE 11. AGREEMENT AND PLAN OF MERGER (Continued)

On July 10, 2024, ALLETE filed a definitive proxy statement relating to the special meeting of the shareholders held on August 21, 2024. At the special meeting, the shareholders of ALLETE voted to approve and adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger, among other matters.

On July 19, 2024, ALLETE filed requests for approval of the Merger with the MPUC, PSCW and FERC. On October 7, 2024, the MPUC issued an order referring the docket to the Minnesota Office of Administrative Hearings for a contested case proceeding and requesting the Administrative Law Judge issue a report and recommendation by July 15, 2025. ALLETE received approval from FERC on December 19, 2024, and on March 13, 2025, the PSCW approved the acquisition. ALLETE also received approval from CFIUS and all required international approvals in the third quarter of 2024. On January 31, 2025, ALLETE filed notification and report forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission under the HSR Act with the applicable waiting periods expiring in the first quarter of 2025. Approval of the Merger from these and other regulators is required for consummation of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with our Consolidated Financial Statements and notes to those statements, Management’s Discussion and Analysis of Financial Condition and Results of Operations from our 2024 Form 10-K and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this Form 10-Q contain forward-looking information that involves risks and uncertainties. Readers are cautioned that forward-looking statements should be read in conjunction with our disclosures in this Form 10-Q and our 2024 Form 10-K under the headings: “Forward-Looking Statements” and “Risk Factors” located in Part I, Item 1A of our 2024 Form 10-K. The risks and uncertainties described in this Form 10-Q and our 2024 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties that we are not presently aware of, or that we currently consider immaterial, may also affect our business operations. Our business, financial condition or results of operations could suffer if the risks are realized.

Basis of Presentation. During the first quarter of 2025, management updated our reportable segment presentation to reflect New Energy’s increased contribution to net income attributable to ALLETE. We now present three reportable segments: Regulated Operations, ALLETE Clean Energy and New Energy. Prior period amounts have been revised to conform with the current business segment presentation.

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

New Energy is a renewable energy company with a primary focus on developing solar and energy storage facilities for external sale and internal ownership while also offering comprehensive operations, maintenance and asset management services.

ALLETE, Inc. First Quarter 2025 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate and Other is comprised of our investment in Nobles 2, an entity that owns and operates a 250 MW wind energy facility in southwestern Minnesota; South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, an approximately 600 MW proposed combined-cycle natural gas-fired generating facility; BNI Energy, our coal mining operations in North Dakota; ALLETE Properties, our legacy Florida real estate investment; other business development and corporate expenditures; unallocated interest expense; a small amount of non-rate base generation; land holdings in Minnesota; and earnings on cash and investments.

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of March 31, 2025, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

On May 5, 2024, ALLETE entered into the Merger Agreement. The Merger Agreement provides that, on and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent. (See Note 11. Agreement and Plan of Merger.)

Financial Overview

The following net income discussion summarizes a comparison of the three months ended March 31, 2025, to the three months ended March 31, 2024.

Net income attributable to ALLETE for the three months ended March 31, 2025, was $56.1 million, or $0.97 per diluted share, compared to $50.7 million, or $0.88 per diluted share, for the same period in 2024. Net income in 2025 includes transaction expenses of $2.1 million after-tax, or $0.04 per share, related to the Merger. Net income in 2024 included transaction expenses of $1.2 million after-tax, or $0.02 per share. (See Note 11. Agreement and Plan of Merger.)

Regulated Operations net income attributable to ALLETE was $38.4 million for the three months ended March 31, 2025, compared to $44.2 million for the same period in 2024. Net income at Minnesota Power was lower than 2024 reflecting lower margins from industrial customers, higher operating and maintenance expense and higher depreciation expense. These decreases were partially offset by higher margins from residential, commercial and municipal customers. Net income at SWL&P was higher than 2024 reflecting new rates implemented in 2025 as well as higher kWh and gas sales. Our after-tax equity earnings in ATC were higher than 2024 primarily due to additional equity investments. (See Note 3. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $7.4 million for the three months ended March 31, 2025, compared to $3.8 million for the same period in 2024. Net income in 2025 reflects higher production at ALLETE Clean Energy’s tax equity financed wind energy facilities. Net income in 2024 was negatively impacted by a network outage located near its Caddo wind energy facility.

New Energy net income attributable to ALLETE was $9.2 million for the three months ended March 31, 2025, compared to net income of $4.0 million for the same period in 2024. Net income in 2025 includes higher sales of renewable energy projects and investment tax credits at New Energy compared to 2024.

Corporate and Other net income attributable to ALLETE was $1.1 million for the three months ended March 31, 2025, compared to a net loss of $1.3 million for the same period in 2024. Net income in 2025 includes lower income tax expense. This increase was partially offset by higher transaction expenses related to the merger in 2025. Transaction expenses were $2.1 million after-tax in 2025 and $1.2 million in 2024. (See Note 11. Agreement and Plan of Merger.)

ALLETE, Inc. First Quarter 2025 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31. 2025 AND 2024

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Three Months Ended March 31,	2025	2024
Millions
Operating Revenue – Utility	$332.8	$338.3
Fuel, Purchased Power and Gas – Utility	123.3	133.7
Transmission Services – Utility	19.0	22.7
Operating and Maintenance	68.7	66.8
Depreciation and Amortization	50.7	46.4
Taxes Other than Income Taxes	14.3	15.7
Operating Income	56.8	53.0
Interest Expense	(17.1)	(16.0)
Equity Earnings	6.5	5.7
Other Income	2.4	6.4
Income Before Income Taxes	48.6	49.1
Income Tax Expense	10.2	4.9
Net Income Attributable to ALLETE	$38.4	$44.2

Operating Revenue – Utility decreased $5.5 million from 2024 primarily due to lower fuel adjustment clause recoveries. This decrease was partially offset by higher gas sales, rider revenue and revenue from kWh sales compared to 2024.

Fuel adjustment clause revenue decreased $14.4 million primarily due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Revenue from gas sales at SWL&P increased $3.6 million reflecting the implementation of new rates beginning January 1, 2025, higher gas sales resulting from colder winter weather and higher gas prices in 2025 compared to 2024. (See Fuel, Purchased Power and Gas – Utility.)

Cost recovery rider revenue increased $2.9 million reflecting fewer production tax credits generated by Minnesota Power in 2025 compared to 2024. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

ALLETE, Inc. First Quarter 2025 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31. 2025 AND 2024 (Continued)
Regulated Operations (Continued)

Revenue from kWh sales increased $2.3 million from 2024 reflecting higher sales to residential, commercial and municipal customers as well as higher sales to other power suppliers, partially offset by lower sales to industrial customers. Sales to residential, commercial and municipal customers increased from 2024 primarily due to colder weather in 2025 compared to 2024. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased reflecting higher market sales in 2025 compared to 2024. Sales to industrial customers decreased primarily due to lower sales to taconite customers in 2025 compared to 2024. (See Outlook – Industrial Customers.)

Kilowatt-hours Sold			Variance
Three Months Ended March 31,	2025	2024	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	332	306	26	8.5%
Commercial	354	338	16	4.7%
Industrial	1,574	1,798	(224)	(12.5)%
Municipal	132	125	7	5.6%
Total Retail and Municipal	2,392	2,567	(175)	(6.8)%
Other Power Suppliers	926	757	169	22.3%
Total Regulated Utility Kilowatt-hours Sold	3,318	3,324	(6)	(0.2)%

Revenue from electric sales to taconite customers accounted for 28 percent of regulated operating revenue in 2025 (32 percent in 2024). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2025 (5 percent in 2024). Revenue from electric sales to pipelines and other industrial customers accounted for 9 percent of regulated operating revenue in 2025 (10 percent in 2024).

Operating Expenses decreased $9.3 million, or 3 percent, from 2024.

Fuel, Purchased Power and Gas – Utility expense decreased $10.4 million, or 8 percent, from 2024 primarily due to lower fuel costs and more company-owned generation in 2025 compared to 2024 resulting in fewer sales being supplied through higher cost purchased power. These decreases were partially offset by higher gas sales and prices.

Transmission Services – Utility expense decreased $3.7 million, or 16 percent, from 2024 primarily due to lower MISO-related expense.

Operating and Maintenance expense increased $1.9 million, or 3 percent, from 2024 primarily due to mitigation costs related to the ash wastewater spill at Boswell. (See Note 6. Commitments, Guarantees and Contingencies.)

ALLETE, Inc. First Quarter 2025 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31. 2025 AND 2024 (Continued)
Regulated Operations (Continued)

Depreciation and Amortization expense increased $4.3 million, or 9 percent, from 2024 primarily due to the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024 and a higher plant in service balance in 2025.

Taxes Other than Income Taxes decreased $1.4 million, or 9 percent, from 2024 primarily due to lower property tax expense.

Interest Expense increased $1.1 million from 2024 reflecting higher interest rates in 2025 compared to 2024.

Other Income decreased $4.0 million from 2024 reflecting higher pension and other postretirement benefit plan non-service costs.

Income Tax Expense increased $5.3 million from 2024 primarily due to lower production tax credits.

ALLETE Clean Energy

Three Months Ended March 31,	2025	2024
Millions
Operating Revenue
Contracts with Customers – Non-utility	$15.0	$17.8
Other – Non-utility (a)	1.5	1.3
Operating and Maintenance	13.9	13.5
Depreciation and Amortization	14.4	14.1
Taxes Other than Income Taxes	2.7	2.6
Operating Loss	(14.5)	(11.1)
Interest Expense	—	(0.1)
Other Income	0.8	1.6
Loss Before Income Taxes	(13.7)	(9.6)
Income Tax Benefit	(3.5)	(5.5)
Net Loss	(10.2)	(4.1)
Net Loss Attributable to Non-Controlling Interest	(17.6)	(7.9)
Net Income Attributable to ALLETE	$7.4	$3.8
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $2.6 million from 2024 primarily due to less favorable pricing at the Diamond Spring wind energy facility in 2025 compared to 2024, partially offset by higher kWh sales at various wind energy facilities. Operating revenue in 2024 was negatively impacted by a network outage located near Caddo. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by Caddo resulting in lower kWh sales and pricing in 2024. The forced outage was resolved in June 2024.

ALLETE, Inc. First Quarter 2025 Form 10-Q

COMPARISON OF THE THREE MONTHS ENDED MARCH 31. 2025 AND 2024 (Continued)
ALLETE Clean Energy (Continued)

Income Tax Benefit decreased $2.0 million from 2024 primarily due to higher loss attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest increased $9.7 million from 2024 reflecting higher production at ALLETE Clean Energy’s tax equity financed wind energy facilities. Net Loss Attributable to Non-Controlling Interest in 2024 reflected the impact of a network outage near Caddo.

New Energy

Operating Revenue increased $4.4 million, or 26 percent, from 2024 primarily due to higher sales of renewable energy projects.

Net Income Attributable to ALLETE was $9.2 million in 2025 compared to net income of $4.0 million in 2024. Net income in 2025 includes higher sales of renewable energy projects and investment tax credits at New Energy compared to 2024.

Corporate and Other

Operating Revenue was similar to 2024.

Net Income Attributable to ALLETE was $1.1 million in 2025 compared to a net loss of $1.3 million in 2024. Net income in 2025 includes lower income tax expense. This increase was partially offset by higher transaction expenses related to the merger in 2025. Transaction expenses were $2.1 million after-tax in 2025 and $1.2 million in 2024. (See Note 11. Agreement and Plan of Merger.)

Income Taxes – Consolidated

For the three months ended March 31, 2025, the effective tax rate was an expense of 17.8 percent (9.7 percent for the three months ended March 31, 2024). The higher effective tax rate for 2025 is primarily due to higher loss attributable to non-controlling interest.

We expect our annual effective tax rate in 2025 to be higher than 2024 primarily due to higher loss attributable to non-controlling interest and higher estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

CRITICAL ACCOUNTING POLICIES

Certain accounting measurements under GAAP involve management’s judgment about subjective factors and estimates, the effects of which are inherently uncertain. Accounting measurements that we believe are most critical to our reported results of operations and financial condition include: regulatory accounting, pension and postretirement health and life actuarial assumptions, goodwill, impairment of long-lived assets, and taxation. These policies are reviewed with the Audit Committee of our Board of Directors on a regular basis and summarized in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K.

ALLETE, Inc. First Quarter 2025 Form 10-Q

OUTLOOK

For additional information see our 2024 Form 10-K.

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Agreement and Plan of Merger.) As a result of the Merger, transaction costs are expected to be material in 2025.

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

Minnesota Carbon-Free Legislation. In February 2023, the Minnesota Governor signed a law that updated the state’s renewable energy standard and requires Minnesota electric utilities to source retail sales with 100 percent carbon-free energy by 2040. The law increases the renewable energy standard from 25 percent renewable by 2025 to 55 percent renewable by 2035, and requires investor-owned Minnesota utilities to provide 80 percent carbon-free energy by 2030, 90 percent carbon-free energy by 2035 and 100 percent carbon-free energy by 2040. The law utilizes renewable energy credits as the means to demonstrate compliance with both the carbon-free and renewable standards, includes an off-ramp provision that enables the MPUC to protect reliability and customer costs through modification or delay of either the renewable energy standard, the carbon-free standard, or both, and streamlines development and construction of wind energy projects and transmission in Minnesota. Ongoing progress towards compliance with Minnesota's Carbon Free Standard is evaluated in the IRP proceedings at the MPUC. Minnesota Power's most recent IRP was filed on March 3, 2025, and discusses progress towards compliance with the 2040 law. (See Note 2. Regulatory Matters - Integrated Resource Plan.)

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

2024 Minnesota General Rate Case. On November 1, 2023, Minnesota Power filed a retail rate increase request with the MPUC that sought an average increase of approximately 12.00 percent for retail customers, net of rider revenue incorporated into base rates. The rate filing sought a return on equity of 10.30 percent and a 53.00 percent equity ratio. On an annualized basis, the requested final rate increase would have generated approximately $89 million in additional revenue. In separate orders dated December 19, 2023, the MPUC accepted the filing as complete and approved an annual interim rate increase of approximately $64 million, net of rider revenue, beginning January 1, 2024, subject to refund.

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. As part of the settlement agreement, the parties agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. In an order dated November 25, 2024, the MPUC approved the settlement agreement. Final rates were implemented in the first quarter of 2025; interim rates were collected through this period with reserves recorded as necessary. As a result of the settlement, Minnesota Power recorded a reserve for an interim rate refund of $27.9 million pre-tax as of March 31, 2025, which is expected to be refunded in the second quarter of 2025.

ALLETE, Inc. First Quarter 2025 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Integrated Resource Plan. On March 3, 2025, Minnesota Power filed its 2025 IRP, which outlines Minnesota Power’s next steps to provide safe and reliable energy to customers while adding new resources, meeting increasing demand for energy and reducing carbon emissions. The 2025 IRP calls for adding renewable projects, customer-focused demand response, energy storage and natural gas generation, and positions Minnesota Power to cease coal use for its customers at the Boswell Energy Center in Cohasset and meet the requirements of the state of Minnesota’s carbon-free standard. As part of the 2025 IRP, Minnesota Power anticipates maximizing and expanding customer-focused programs including energy efficiency, energy conservation and demand response, adding 400 MW of new wind energy resources by 2035, in addition to the 700 MW announced in its 2021 IRP, expanding energy storage resources by 100 MW by 2035, and adding approximately 1,000 MW of natural gas capacity, including the refuel of Boswell Unit 3 to run solely on natural gas by 2030. Minnesota Power will continue to explore biomass fuel opportunities at Boswell Unit 3 and will develop natural gas replacement options for Boswell Unit 4. A final decision on the 2025 IRP is expected in 2026.

Industrial Customers.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 47 percent of our regulated utility kWh sales in the three months ended March 31, 2025, were made to our industrial customers (54 percent in the three months ended March 31, 2024).

Taconite.

USS Corporation. In December 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of the shares of USS Corporation. USS Corporation expected the transaction to close by the end of 2024, subject to regulatory approvals, at which time USS Corporation stated it will continue to operate under the U.S. Steel brand name and will maintain its headquarters in Pittsburgh, Pennsylvania. On January 3, 2025, President Biden issued an order blocking the transaction, a decision currently being challenged in court. On April 7, 2025, President Trump issued an order to direct CFIUS to conduct a new review of the acquisition of USS Corporation by Nippon Steel.

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

Cleveland-Cliffs, Inc. (Cliffs). Cliffs is the largest flat-rolled steel producer and the largest iron ore pellet producer in North America, and is also Minnesota Power’s largest customer. In March 2025, Cliffs announced it would temporarily idle its Minorca Mine in Virginia, Minnesota, and partially idle Hibbing Taconite in Hibbing, Minnesota. Both of these plants are Large Power industrial customers of Minnesota Power. The Hibbing Taconite plant has the capability to annually produce approximately 8 million tons of blast furnace-grade pellets and the Minorca Plant has the capability to produce approximately 3 million tons of blast-furnace grade pellets.

ALLETE, Inc. First Quarter 2025 Form 10-Q

OUTLOOK (Continued)

Transmission.

We continue to make investments in transmission opportunities that strengthen or enhance the transmission grid or take advantage of our geographical location between sources of renewable energy and end users. These include investments to enhance our own transmission facilities and investments in other transmission assets (individually or in combination with others) and our investment in ATC. Transmission investments are summarized in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Outlook – Transmission in our 2024 Form 10-K, with additional disclosure provided in the following paragraphs.

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. In an October 25, 2024, order, the MPUC approved the certificate of need and route permit. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. On March 17, 2025, the FERC approved Minnesota Power's request to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers for project assets in Minnesota and conditionally approved its request related to project assets located in North Dakota. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Construction on the Minnesota end of the project will begin in early 2025. Construction on the North Dakota end of the project will begin later in 2025, pending regulatory approvals in North Dakota. The project will be placed in-service between 2028 and 2030. The project is estimated to cost between $800 million and $940 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers. In addition, this project was awarded $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. Further, Minnesota Power’s application to the Minnesota Department of Commerce (DOC) State Competitiveness Fund Match Program received notification the DOC is reserving $10 million as a cost share for the project. In total, Minnesota Power has been awarded $75 million in federal and state dollars in support of the project.

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

New Energy.

New Energy is a renewable energy company with a primary focus on developing solar and energy storage facilities for external sale and internal ownership while also offering comprehensive operations, maintenance and asset management services. New Energy is a leading developer of community, commercial and industrial, and small utility-scale renewable energy projects that has completed more than 600 MW in its history, totaling more than $1.5 billion of capital. New Energy currently has a robust project pipeline with greater than 2,000 MW of renewable projects in development across over 20 different states. New Energy adds value through cost effective development and economies of scale on project implementation, bringing national capabilities to regional co-development partners. New Energy is involved in greenfield development as well as acquiring and completing mid-stage and late-stage renewable energy projects. New Energy will continue its current strategy of developing, owning and operating renewable energy projects.

Corporate and Other.

Corporate and Other includes BNI Energy, our coal mining operations in North Dakota and ALLETE Properties, our legacy Florida real estate investment, along with our investment in Nobles 2, South Shore Energy, our non-rate regulated, Wisconsin subsidiary developing NTEC, other business development and corporate expenditures, unallocated interest expense, a small amount of non-rate base generation, land in Minnesota, and earnings on cash and investments.
ALLETE, Inc. First Quarter 2025 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of March 31, 2025, we had cash and cash equivalents of $92.0 million, $341.8 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, the option (per the Merger Agreement) to request that Alloy Parent purchase up to a total of $300 million of preferred stock of ALLETE in the second half of 2025 (see Securities), and a debt-to-capital ratio of 36 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	March 31, 2025	%	December 31, 2024	%
Millions
ALLETE Equity	$2,866.0	54	$2,848.0	55
Non-Controlling Interest in Subsidiaries	522.3	10	542.1	10
Short-Term and Long-Term Debt (a)	1,936.1	36	1,808.0	35
Redeemable Non-Controlling Interest	0.5	—	0.4	—
	$5,324.9	100	$5,198.5	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Three Months Ended March 31,	2025	2024
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55.2	$79.4
Cash Flows provided by (used in)
Operating Activities	110.2	60.1
Investing Activities	(160.2)	(60.8)
Financing Activities	89.2	(38.4)
Change in Cash, Cash Equivalents and Restricted Cash	39.2	(39.1)
Cash, Cash Equivalents and Restricted Cash at End of Period	$94.4	$40.3

Operating Activities. Cash provided by operating activities was higher in 2025 compared to 2024 reflecting cash proceeds from the sale of renewable tax credits in 2025 as well as the timing of payments and cash receipts for accounts payable and accounts receivable, respectively.

Investing Activities. Cash used in investing activities was higher in 2025 compared to 2024 reflecting more payments for additions to property, plant and equipment compared to 2024.

Financing Activities. Cash provided by financing activities in 2025 reflected higher proceeds from the issuance of long-term debt, partially offset by higher repayments of long-term debt compared to cash used in financing activities in 2024.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of March 31, 2025, we had consolidated bank lines of credit aggregating $362.0 million ($362.0 million as of December 31, 2024), the majority of which expire in January 2027. (See Note 5. Short-Term and Long-Term Debt.) We had $20.2 million outstanding standby letters of credit and no outstanding draws under our lines of credit as of March 31, 2025 ($16.2 million in standby letters of credit and $20.0 million outstanding draws on our lines of credit as of December 31, 2024). As of March 31, 2025, we also had $122.6 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of March 31, 2025, we had 2.4 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

ALLETE, Inc. First Quarter 2025 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Securities. The Merger Agreement also provides that ALLETE may notify Alloy Parent of our intent to raise equity capital of up to a total of $300 million in the second half of 2025, subject to certain parameters. If Alloy Parent declines to participate in the equity capital raises or fails to provide timely notice with respect thereto, ALLETE will have the right to issue ALLETE common stock in the public markets for an amount equal to any unfunded amounts under such equity capital raises up to certain limits. (See Note 11. Agreement and Plan of Merger.)

During the three months ended March 31, 2025, we issued 0.1 million shares of common stock through Invest Direct, ESPP, and RSOP, resulting in net proceeds of $2.5 million (0.1 million shares were issued for the three months ended March 31, 2024, resulting in net proceeds of $2.0 million).

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

Off-Balance Sheet Arrangements. Off-balance sheet arrangements are summarized in our 2024 Form 10-K, with additional disclosure in Note 6. Commitments, Guarantees and Contingencies.

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

Capital Requirements. Our capital expenditures for 2025 are now expected to be approximately $900 million reflecting higher capital expenditures at Minnesota Power primarily related to timing of expenditures for the HVDC transmission system project. For the three months ended March 31, 2025, capital expenditures totaled $145.2 million ($51.8 million for the three months ended March 31, 2024). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. First Quarter 2025 Form 10-Q

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

Employees.

As of March 31, 2025, ALLETE had 1,638 employees, of which 1,595 were full-time.

Minnesota Power and SWL&P have an aggregate of 502 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2028, for Minnesota Power and January 31, 2029, for SWL&P.

BNI Energy has 183 employees, of which 134 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. First Quarter 2025 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of March 31, 2025, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of March 31, 2025, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $0.3 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of March 31, 2025.

ALLETE, Inc. First Quarter 2025 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2025, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information regarding material legal and regulatory proceedings, see Note 4. Regulatory Matters and Note 9. Commitments, Guarantees and Contingencies to the Consolidated Financial Statements in our 2024 Form 10-K and Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies herein. Such information is incorporated herein by reference.

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

ITEM 1A.  RISK FACTORS

Our 2024 Form 10-K includes a detailed discussion of our risk factors. There have been no material changes from the risk factors disclosed in Part I, Item 1A. Risk Factors of our 2024 Form 10-K.

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

ALLETE, Inc. First Quarter 2025 Form 10-Q

ITEM 5.  OTHER INFORMATION

Trading Plans. During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit	Description
2	Agreement and Plan of Merger by and among ALLETE, Inc., Alloy Parent LLC and Alloy Merger Sub LLC, dated as of May 5, 2024 (filed as Exhibit 2.1 to the May 6, 2024, Form 8-K, File No. 1-3548).*
4	Note Purchase Agreement, dated March 25, 2025, between ALLETE and the purchasers named therein.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated May 8, 2025, announcing 2025 first quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. First Quarter 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

May 8, 2025	/s/ Jeffrey J. Scissons
Jeffrey J. Scissons
Vice President, Chief Financial Officer and Corporate Treasurer
(Principal Financial Officer)

May 8, 2025	/s/ Colin B. Anderson
Colin B. Anderson
Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)
ALLETE, Inc. First Quarter 2025 Form 10-Q