Form 10-Q
period 2025-06-30
ALLETE INC
filed 2025-08-07
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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

Common Stock, without par value,
58,035,364 shares outstanding
as of June 30, 2025

ALLETE, Inc. Second Quarter 2025 Form 10-Q

Definitions

The following abbreviations or acronyms are used in the text. References in this report to “we,” “us” and “our” are to ALLETE, Inc., and its subsidiaries, collectively.

Abbreviation or Acronym	Term
AFUDC	Allowance for Funds Used During Construction – the cost of both debt and equity funds used to finance regulated utility plant additions during construction periods
ALLETE	ALLETE, Inc.
ALLETE Clean Energy	ALLETE Clean Energy, Inc. and its subsidiaries
ALLETE Properties	ALLETE Properties, LLC and its subsidiaries
ALLETE South Wind	ALLETE South Wind, LLC
ALLETE Transmission Holdings	ALLETE Transmission Holdings, Inc.
Alloy Merger Sub	Alloy Merger Sub LLC, a Delaware limited liability company and wholly owned subsidiary of Alloy Parent.
Alloy Parent	Alloy Parent LLC, a Delaware limited liability company which, upon closing, will be jointly owned by a wholly owned subsidiary of Canada Pension Plan Investment Board and affiliates of investment vehicles affiliated with one or more funds, accounts, or other entities managed or advised by Global Infrastructure Management, LLC
ATC	American Transmission Company LLC
BNI Energy	BNI Energy, Inc. and its subsidiary
Boswell	Boswell Energy Center
Caddo	ALLETE Clean Energy’s Caddo Wind Energy Facility
CCR	Coal Combustion Residuals from Electric Utilities
CFIUS	The Committee on Foreign Investment in the United States
Cliffs	Cleveland-Cliffs Inc.
Company	ALLETE, Inc. and its subsidiaries
CSAPR	Cross-State Air Pollution Rule
Diamond Spring	ALLETE Clean Energy’s Diamond Spring Wind Energy Facility
ECO	Energy Conservation and Optimization Plan
EPA	United States Environmental Protection Agency
ESOP	Employee Stock Ownership Plan
ESPP	Employee Stock Purchase Plan
Executive Officers of ALLETE	Chair, President and Chief Executive Officer; Vice President and President of ALLETE Clean Energy; Vice President, Chief Legal Officer and Corporate Secretary; Vice President, Chief Financial Officer, and Corporate Treasurer; Vice President and Chief Operating Officer of Minnesota Power; and Vice President, Chief Accounting Officer, and Controller
FERC	Federal Energy Regulatory Commission
Form 10-K	ALLETE Annual Report on Form 10-K
Form 10-Q	ALLETE Quarterly Report on Form 10-Q
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gases
HVDC	High-Voltage Direct-Current
IBEW	International Brotherhood of Electrical Workers
Invest Direct	ALLETE’s Direct Stock Purchase and Dividend Reinvestment Plan
Item ___	Item ___ of this Form 10-Q
kV	Kilovolt(s)
kWh	Kilowatt-hour(s)
Lampert Capital Markets	Lampert Capital Markets, Inc.
Laskin	Laskin Energy Center
ALLETE, Inc. Second Quarter 2025 Form 10-Q

Abbreviation or Acronym	Term
Merger	Pursuant to the Merger Agreement, on the terms and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE (the “Merger”), with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent
Merger Agreement	Agreement and Plan of Merger, dated as of May 5, 2024, by and among ALLETE, Alloy Parent, and Alloy Merger Sub
Minnesota Power	An operating division of ALLETE, Inc.
Minnkota Power	Minnkota Power Cooperative, Inc.
MISO	Midcontinent Independent System Operator, Inc.
Moody’s	Moody’s Investors Service, Inc.
MPCA	Minnesota Pollution Control Agency
MPUC	Minnesota Public Utilities Commission
MW	Megawatt(s)
NAAQS	National Ambient Air Quality Standards
NDPSC	North Dakota Public Service Commission
New Energy	New Energy Equity LLC
Nippon Steel	Nippon Steel Corporation
Nobles 2	Nobles 2 Power Partners, LLC
NOX	Nitrogen Oxides
Note ___	Note ___ to the consolidated financial statements in this Form 10-Q
NPDES	National Pollutant Discharge Elimination System
NTEC	Nemadji Trail Energy Center
PPA / PSA	Power Purchase Agreement / Power Sales Agreement
PPACA	Patient Protection and Affordable Care Act of 2010
PSCW	Public Service Commission of Wisconsin
RSOP	Retirement Savings and Stock Ownership Plan
SEC	Securities and Exchange Commission
SO2	Sulfur Dioxide
South Shore Energy	South Shore Energy, LLC
Square Butte	Square Butte Electric Cooperative, a North Dakota cooperative corporation
SWL&P	Superior Water, Light and Power Company
Taconite Harbor	Taconite Harbor Energy Center
U.S.	United States of America
USS Corporation	United States Steel Corporation

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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
ALLETE, Inc. Second Quarter 2025 Form 10-Q

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
ALLETE, Inc. Second Quarter 2025 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	June 30, 2025	December 31, 2024
Millions
Assets
Current Assets
Cash and Cash Equivalents	$55.4	$32.8
Accounts Receivable (Less Allowance of $1.9 and $1.7)	129.7	148.1
Inventories – Net	178.2	154.6
Prepayments and Other	89.6	99.7
Total Current Assets	452.9	435.2
Property, Plant and Equipment – Net	5,324.0	5,181.5
Regulatory Assets	363.0	371.7
Equity Investments	350.5	340.1
Goodwill and Intangible Assets – Net	155.3	155.3
Other Non-Current Assets	267.5	270.5
Total Assets	$6,913.2	$6,754.3
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$124.0	$113.6
Accrued Taxes	43.3	54.6
Accrued Interest	25.3	23.4
Long-Term Debt Due Within One Year	63.6	94.7
Other	81.7	117.9
Total Current Liabilities	337.9	404.2
Long-Term Debt	1,931.8	1,704.7
Deferred Income Taxes	278.9	253.4
Regulatory Liabilities	586.7	570.5
Defined Benefit Pension and Other Postretirement Benefit Plans	99.4	118.2
Other Non-Current Liabilities	311.4	312.8
Total Liabilities	3,546.1	3,363.8
Commitments, Guarantees and Contingencies (Note 6)
Redeemable Non-Controlling Interest	0.8	0.4
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 58.0 and 57.9 Shares Issued and Outstanding	1,833.7	1,823.2
Accumulated Other Comprehensive Loss	(18.1)	(18.1)
Retained Earnings	1,046.3	1,042.9
Total ALLETE Equity	2,861.9	2,848.0
Non-Controlling Interest in Subsidiaries	504.4	542.1
Total Equity	3,366.3	3,390.1
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$6,913.2	$6,754.3
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$305.1	$279.8	$637.9	$618.1
Contracts with Customers – Non-utility	53.8	73.5	119.7	137.2
Other – Non-utility	1.4	1.2	2.9	2.5
Total Operating Revenue	360.3	354.5	760.5	757.8
Operating Expenses
Fuel, Purchased Power and Gas – Utility	113.3	107.3	236.3	240.8
Transmission Services – Utility	19.3	1.6	38.3	24.3
Cost of Sales – Non-utility	24.3	31.8	49.2	56.2
Operating and Maintenance	96.6	102.1	189.6	193.8
Depreciation and Amortization	73.2	66.0	142.9	131.0
Taxes Other than Income Taxes	15.6	16.3	33.2	35.0
Total Operating Expenses	342.3	325.1	689.5	681.1
Operating Income	18.0	29.4	71.0	76.7
Other Income (Expense)
Interest Expense	(23.1)	(20.1)	(44.5)	(40.5)
Equity Earnings	5.9	5.9	11.9	11.4
Other	5.2	5.9	9.8	14.5
Total Other Expense	(12.0)	(8.3)	(22.8)	(14.6)
Income Before Income Taxes	6.0	21.1	48.2	62.1
Income Tax Expense (Benefit)	(0.6)	1.4	6.9	5.4
Net Income	6.6	19.7	41.3	56.7
Net Loss Attributable to Non-Controlling Interest	(25.3)	(13.3)	(46.7)	(27.0)
Net Income Attributable to ALLETE	$31.9	$33.0	$88.0	$83.7
Average Shares of Common Stock
Basic	58.0	57.7	58.0	57.7
Diluted	58.1	57.8	58.0	57.7
Basic Earnings Per Share of Common Stock	$0.55	$0.57	$1.52	$1.45
Diluted Earnings Per Share of Common Stock	$0.55	$0.57	$1.52	$1.45
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Millions
Net Income	$6.6	$19.7	$41.3	$56.7
Other Comprehensive Loss
Unrealized Gain on Securities
Net of Income Tax Expense of $—, $—, $— and $—	—	—	—	—
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Benefit of $—, $(0.3), $— and $(0.2)	—	—	—	(0.4)
Total Other Comprehensive Loss	—	—	—	(0.4)
Total Comprehensive Income	6.6	19.7	41.3	56.3
Net Loss Attributable to Non-Controlling Interest	(25.3)	(13.3)	(46.7)	(27.0)
Total Comprehensive Income Attributable to ALLETE	$31.9	$33.0	$88.0	$83.3
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Six Months Ended
	June 30,
	2025	2024
Millions
Operating Activities
Net Income	$41.3	$56.7
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(2.7)	(2.5)
Income from Equity Investments – Net of Dividends	1.5	(0.3)
Gain on Investments and Property, Plant and Equipment	(1.3)	(0.1)
Depreciation Expense	142.9	130.9
Amortization of PSAs	(2.9)	(2.5)
Amortization of Other Intangible Assets and Other Assets	3.4	3.3
Deferred Income Tax Benefit	(3.5)	(8.0)
Share-Based and ESOP Compensation Expense	4.0	3.7
Defined Benefit Pension and Other Postretirement Plan Benefit	(1.7)	(6.9)
Fuel Adjustment Clause	0.8	8.0
Bad Debt Expense	0.3	0.7
Provision (Payments) for Interim Rate Refund	(23.0)	11.0
Changes in Operating Assets and Liabilities
Accounts Receivable	18.1	6.0
Inventories	(15.3)	(8.9)
Prepayments and Other	(4.5)	0.3
Accounts Payable	(2.9)	(12.8)
Other Current Liabilities	(20.0)	(28.0)
Renewable Tax Credit Sales	22.3	22.5
Cash Contributions to Defined Benefit Pension Plans	(19.1)	(25.0)
Changes in Regulatory and Other Non-Current Assets	4.9	23.1
Changes in Regulatory and Other Non-Current Liabilities	7.0	5.3
Cash provided by Operating Activities	149.6	176.5
Investing Activities
Proceeds from Sale of Available-for-sale Securities	2.5	1.4
Payments for Purchase of Available-for-sale Securities	(1.4)	(1.6)
Payments for Equity Method Investments	(11.3)	(3.9)
Additions to Property, Plant and Equipment	(262.7)	(134.0)
Other Investing Activities	(0.8)	1.3
Cash used in Investing Activities	(273.7)	(136.8)
Financing Activities
Proceeds from Issuance of Common Stock	6.5	6.4
Proceeds from Issuance of Short-Term and Long-Term Debt	340.0	306.0
Repayments of Short-Term and Long-Term Debt	(143.7)	(309.0)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	9.9	4.1
Distributions to Non-Controlling Interest	(0.5)	(0.7)
Dividends on Common Stock	(84.6)	(81.3)
Other Financing Activities	(0.8)	(0.9)
Cash provided by (used in) Financing Activities	126.8	(75.4)
Change in Cash, Cash Equivalents and Restricted Cash	2.7	(35.7)
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	55.2	79.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$57.9	$43.7
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,827.4	$1,807.4	$1,823.2	$1,803.7
Common Stock Issued	6.3	6.4	10.5	10.1
Balance, End of Period	1,833.7	1,813.8	1,833.7	1,813.8

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(18.1)	(20.9)	(18.1)	(20.5)
Other Comprehensive Income – Net of Income Taxes
Defined Benefit Pension and Other Postretirement Benefit Plans	—	—	—	(0.4)
Balance, End of Period	(18.1)	(20.9)	(18.1)	(20.9)

Retained Earnings
Balance, Beginning of Period	1,056.7	1,036.5	1,042.9	1,026.4
Net Income Attributable to ALLETE	31.9	33.0	88.0	83.7
Common Stock Dividends	(42.3)	(40.7)	(84.6)	(81.3)
Balance, End of Period	1,046.3	1,028.8	1,046.3	1,028.8

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	522.3	585.5	542.1	597.0
Proceeds from Non-Controlling Interest in Subsidiaries – Net	—	1.4	2.0	1.4
Net Loss Attributable to Non-Controlling Interest	(17.8)	(13.7)	(39.3)	(24.7)
Distributions to Non-Controlling Interest	(0.1)	(0.2)	(0.4)	(0.7)
Balance, End of Period	504.4	573.0	504.4	573.0

Total Equity	$3,366.3	$3,394.7	$3,366.3	$3,394.7

Redeemable Non-Controlling Interest
Balance, Beginning of Period	$0.5	$0.5	$0.4	$0.5
Proceeds from Non-Controlling Interest in Subsidiaries	7.9	—	7.9	2.7
Net Income (Loss) Attributable to Non-Controlling Interest	(7.5)	0.4	(7.4)	(2.3)
Distributions to Non-Controlling Interest	(0.1)	—	(0.1)	—
Total Redeemable Non-Controlling Interest	$0.8	$0.9	$0.8	$0.9

Dividends Per Share of Common Stock	$0.73	$0.705	$1.46	$1.41
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements pursuant to such rules and regulations. Similarly, the December 31, 2024, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the six months ended June 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and notes included in our 2024 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

On July 4, 2025, the budget reconciliation bill H.R. 1 was enacted, which includes various tax reform and other provisions including provisions modifying, terminating, and accelerating the phase out of a wide range of energy tax credits enacted by the Inflation Reduction Act of 2022. We are evaluating the impacts of this legislation on our businesses and consolidated financial statements. We are unable to estimate the impact at this time; however, it could be material.

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of June 30, 2025, restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy PSA. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Millions
Cash and Cash Equivalents	$55.4	$32.8	$37.5	$71.9
Restricted Cash included in Prepayments and Other	—	19.9	3.8	5.1
Restricted Cash included in Other Non-Current Assets	2.5	2.5	2.4	2.4
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$57.9	$55.2	$43.7	$79.4

Inventories – Net. Inventories are stated at the lower of cost or net realizable value. Inventories in our Regulated Operations segment are carried at an average cost or first-in, first-out basis. Inventories in our ALLETE Clean Energy and New Energy segments as well as our Corporate and Other businesses are carried at an average cost, first-in, first-out or specific identification basis.

Inventories – Net	June 30, 2025	December 31, 2024
Millions
Fuel (a)	$23.8	$22.5
Materials and Supplies	125.3	107.6
Renewable Energy Facilities Under Development (b)	29.1	24.5
Total Inventories – Net	$178.2	$154.6
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of June 30, 2025, consists primarily of project costs related to renewable energy development projects at New Energy.
Prepayments and Other Current Assets. Prepayments and Other on the Consolidated Balance Sheet included $32.3 million of costs in excess of billings at New Energy as of June 30, 2025 ($32.4 million as of December 31, 2024).
ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of June 30, 2025 ($154.9 million as of December 31, 2024). There have been no changes to goodwill by reportable segment for the six months ended June 30, 2025.

Other Non-Current Assets	June 30, 2025	December 31, 2024
Millions
Other Postretirement Benefit Plans	$103.0	$107.6
Contract Assets (a)	14.8	15.9
ALLETE Properties	9.1	10.3
Restricted Cash	2.5	2.5
Other	138.1	134.2
Total Other Non-Current Assets	$267.5	$270.5
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	June 30, 2025	December 31, 2024
Millions
Provision for Interim Rate Refund	—	$23.0
Customer Deposits	$9.0	7.8
PSAs	5.8	5.9
Other	66.9	81.2
Total Other Current Liabilities	$81.7	$117.9

Other Non-Current Liabilities	June 30, 2025	December 31, 2024
Millions
Asset Retirement Obligation (a)	$263.3	$261.3
PSAs	12.2	15.1
Other	35.9	36.4
Total Other Non-Current Liabilities	$311.4	$312.8
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $42.3 million in Other Non-Current Assets on the Consolidated Balance Sheet as of June 30, 2025 ($42.3 million as of December 31, 2024).

	Quarter Ended		Six Months Ended
	June 30,		June 30,
Other Income (Expense)	2025	2024	2025	2024
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.5	$3.7	$3.3	$8.0
Interest and Investment Income	2.5	0.8	4.4	2.7
AFUDC - Equity	1.3	1.3	2.7	2.5
Other Income (Expense)	(0.1)	0.1	(0.6)	1.3
Total Other Income	$5.2	$5.9	$9.8	$14.5
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)
ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Six Months Ended
	June 30,
Supplemental Statement of Cash Flows Information	2025	2024
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$40.5	$36.8
Cash Paid for Income Taxes – Net	$11.1	$5.7
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$13.6	$5.8
Capitalized Asset Retirement Costs	$2.6	$50.0
AFUDC–Equity	$2.7	$2.5
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

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $22.9 million for the six months ended June 30, 2025 ($13.3 million for the six months ended June 30, 2024).

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

On May 3, 2024, Minnesota Power entered into a settlement agreement with the Minnesota Department of Commerce, Minnesota Office of the Attorney General, Residential Utilities Division, and Large Power Intervenors to settle the retail rate increase request. As part of the settlement agreement, the parties agreed on all issues, including an overall rate increase of $33.97 million, net of rider revenue and amounts transferring to the fuel adjustment clause, a return on equity of 9.78 percent, all non-financial items and cost allocation. In an order dated November 25, 2024, the MPUC approved the settlement agreement. Final rates were implemented in the first quarter of 2025; interim rates were collected through this period with reserves recorded as necessary, which were refunded to customers in the second quarter of 2025.

2022 Minnesota General Rate Case. Minnesota Power appealed with the Minnesota Court of Appeals (Court) specific aspects of the MPUC’s February 2023 and May 2023 rate case orders for the ratemaking treatment of Taconite Harbor and Minnesota Power’s prepaid pension asset. On September 9, 2024, the Court affirmed the MPUC’s Taconite Harbor treatment, but reversed and remanded the treatment of Minnesota Power’s prepaid pension asset back to the MPUC. The Court directed the MPUC to determine the amount of Minnesota Power’s prepaid pension asset to be included in rate base. On June 26, 2025, the MPUC held a hearing and decided to reopen the record to address whether Minnesota Power has met its burden to prove the size and source of the prepaid pension asset, contributions required by Federal law, and possible allocation between ratepayers and shareholders. We are unable to predict the outcome of this proceeding.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates were approved by the MPUC in an order dated February 13, 2025.

Fuel Adjustment Clause. Minnesota Power incurred higher fuel and purchased power costs in 2024 than those factored in its fuel adjustment forecast filed in May 2023 for 2024, which resulted in the recognition of a $4.5 million regulatory asset. Minnesota Power submitted its annual true-up filing to the MPUC on March 3, 2025. At a hearing on June 26, 2025, the MPUC approved the filing, and authorized Minnesota Power to refund the regulatory liability over 12 months beginning on September 1, 2025.

Minnesota Power has incurred lower fuel and purchased power costs in 2025 than those factored in its 2025 fuel adjustment forecast filed in May 2024, which resulted in the recognition of a $5.7 million regulatory liability as of June 30, 2025.

Minnesota Power filed its annual forecasted fuel and purchased energy rates for 2026 on May 1, 2025.

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

Wind Energy Request For Proposals. On August 4, 2025, Minnesota Power announced plans to build a 200 MW wind project in North Dakota, which is expected to be in service in late 2027, subject to regulatory approvals in North Dakota and Minnesota. Minnesota Power also filed a petition with the MPUC on August 4, 2025, requesting approval of investments and expenditures in the wind project for recovery through Minnesota Power’s renewable resources rider.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Regulatory Assets and Liabilities	June 30, 2025	December 31, 2024
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$3.2	—
Other	1.6	$1.6
Total Current Regulatory Assets	$4.8	$1.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$197.2	$200.3
Income Taxes	81.4	84.9
Asset Retirement Obligations	43.1	41.0
Taconite Harbor	10.5	17.3
Manufactured Gas Plant	10.8	11.6
Cost Recovery Riders	13.9	5.5
PPACA Income Tax Deferral	3.6	3.7
Fuel Adjustment Clause	0.7	4.5
Other	1.8	2.9
Total Non-Current Regulatory Assets	$363.0	$371.7

Current Regulatory Liabilities (b)
Provision for Interim Rate Refund	—	$23.0
Fuel Adjustment Clause	$2.2	7.2
Other	1.1	1.3
Total Current Regulatory Liabilities	$3.3	$31.5
Non-Current Regulatory Liabilities
Income Taxes	$283.2	$292.7
Wholesale and Retail Contra AFUDC	79.4	77.6
Plant Removal Obligations	78.2	74.2
Non-Jurisdictional Land Sales	74.8	59.7
Defined Benefit Pension and Other Postretirement Benefit Plans	37.2	40.7
Investment Tax Credits	17.4	17.8
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Fuel Adjustment Clause	5.7	0.6
Other	4.1	0.5
Total Non-Current Regulatory Liabilities	$586.7	$570.5
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

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2024	$194.4
Cash Investments	11.3
Equity in ATC Earnings	12.9
Distributed ATC Earnings	(12.3)
Amortization of the Remeasurement of Deferred Income Taxes	0.6
Equity Investment Balance as of June 30, 2025	$206.9

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2024	$145.7
Equity in Nobles 2 Earnings (a)	(1.0)
Distributed Nobles 2 Earnings	(1.1)
Equity Investment Balance as of June 30, 2025	$143.6
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $7.3 million related to its investment in Nobles 2.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025, and December 31, 2024. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of June 30, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$5.0	—	—	$5.0
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$5.4	—	5.4
Cash Equivalents	16.5	—	—	16.5
Total Fair Value of Assets	$21.5	$5.4	—	$26.9

Liabilities
Deferred Compensation (c)	—	$20.8	—	$20.8
Total Fair Value of Liabilities	—	$20.8	—	$20.8

	Fair Value as of December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.6	—	—	$8.6
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.8	—	6.8
Cash Equivalents	8.5	—	—	8.5
Total Fair Value of Assets	$17.1	$6.8	—	$23.9

Liabilities
Deferred Compensation (c)	—	$21.1	—	$21.1
Total Fair Value of Liabilities	—	$21.1	—	$21.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of June 30, 2025, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.1 million, in one year to less than three years was $2.9 million, in three years to less than five years was $0.9 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
June 30, 2025	$2,004.2	$1,892.2
December 31, 2024	$1,808.0	$1,668.0
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and six months ended June 30, 2025, and the year ended December 31, 2024, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A decline or volatility in energy prices, change in operational plans or lower wind resource expectations could result in a future impairment.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of June 30, 2025, and December 31, 2024:

June 30, 2025	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$63.6	—	$63.6
Long-Term Debt	1,940.6	$(8.8)	1,931.8
Total Debt	$2,004.2	$(8.8)	$1,995.4

December 31, 2024
Millions
Short-Term Debt	$94.7	—	$94.7
Long-Term Debt	1,713.3	$(8.6)	1,704.7
Total Debt	$1,808.0	$(8.6)	$1,799.4

We had $16.2 million outstanding standby letters of credit and $100.0 million outstanding draws under our lines of credit as of June 30, 2025 ($16.2 million in standby letters of credit and $20.0 million outstanding draws on our lines of credit as of December 31, 2024). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

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

On July 9, 2025, ALLETE issued $250 million of first mortgage bonds ("Bonds") to certain institutional buyers in the private placement market. The Bonds were sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, to institutional accredited investors.

The Bonds were issued in four series as follows:

Maturity Date	Principal Amount	Interest Rate
July 9, 2032	$50 million	5.37%
July 9, 2035	$75 million	5.69%
July 9, 2037	$50 million	5.79%
July 9, 2055	$75 million	6.34%

Interest on the Bonds is payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2026. ALLETE has the option to prepay all or a portion of the Bonds at its discretion, subject to a make-whole provision; however, each series of bonds is redeemable at par, including, in each case, accrued and unpaid interest, three months prior to the maturity date of the series maturing in 2032, 2035 and 2037, and six months prior to the maturity date of the series maturing in 2055. The Bonds will be subject to additional terms and conditions which are customary for these types of transactions. ALLETE plans to use the proceeds from the sale of the Bonds to fund utility capital expenditures.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of June 30, 2025, our ratio was approximately 0.39 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income; however, under the Merger Agreement, the Company has agreed not to declare or pay dividends except for quarterly cash dividends payable by us in respect of shares of our common stock on a schedule consistent with our past practices in an amount not to exceed 5 percent per share more than the dividend payable during the prior 12-month period, subject to certain other exceptions. (See Note 11. Agreement and Plan of Merger.). As of June 30, 2025, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of June 30, 2025, Square Butte had total debt outstanding of $157.6 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the six months ended June 30, 2025, was $40.9 million ($44.2 million for the same period in 2024). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $2.1 million ($2.6 million for the same period in 2024). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

Since the EPA partially disapproved the Good Neighbor State Implementation Plans (SIPs) for the states of Minnesota and Wisconsin, among others, Minnesota became subject to the final Good Neighbor Plan. However, Minnesota Power and a coalition of other Minnesota utilities and industry (the parties) co-filed challenges to the EPA’s final Minnesota SIP disapproval, submitting a petition for reconsideration and stay to the EPA, and a petition for judicial review to the Eighth Circuit Court. The parties are challenging and requesting reconsideration of certain technical components of the EPA’s review and subsequent partial disapproval of the state of Minnesota’s SIP. In July 2023, the Eighth Circuit Court granted a stay of the SIP disapproval preventing the Good Neighbor Plan from taking effect in Minnesota; oral arguments occurred in October 2024. In April 2024, the EPA published a partial denial of several administrative reconsideration and stay petitions, including from the Minnesota coalition. On September 29, 2023, the EPA issued an updated final interim rule addressing the stays in Minnesota and five other states, formally delaying the effective date of the final FIP for states with active stays in place. The state of Minnesota therefore did not become subject to compliance obligations for the 2023, 2024, or 2025 ozone seasons.

Future compliance obligations will depend on resolution of the stay and outcomes of related litigation. Additional challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. On June 27, 2024, the U.S. Supreme Court granted an emergency stay of the FIP rule requested by several states and industry groups, staying enforcement pending the D.C. Circuit’s review and any petition for writ of certiorari. In response to the U.S. Supreme Court’s stay order, the EPA published a third interim rule in the Federal Register on November 6, 2024, staying the effectiveness of the Good Neighbor FIP in the 10 remaining covered states, including Wisconsin. On March 10, 2025, the EPA filed a motion with the D.C. Circuit requesting a voluntary remand of its FIP, stating they anticipate completing replacement rulemaking by Fall 2026, and on March 12, 2025, the EPA also listed the Good Neighbor Plan reconsideration among its announcement of 31 proposed actions to reconsider EPA rules. Anticipated timelines and compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding. Additionally, final rates in Minnesota Power’s most recent rate case were implemented on March 1, 2025, allowing any necessary allowance purchase costs to transfer to the fuel adjustment clause.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

EPA Mercury and Air Toxics Standards (MATS) Rule. On May 7, 2024, the EPA promulgated a final rule to revise the existing 2012 MATS Rule, which regulates air emissions of hazardous air pollutants from coal- and oil-fired electric generating units (EGUs). The final rule eliminates certain MATS compliance flexibility, lowers the particulate emission standard for all coal-fired EGUs, and reduces the mercury emission standard for lignite-fired EGUs. The rule became effective July 8, 2024, with compliance required beginning July 6, 2027. The MATS regulation applies at Minnesota Power’s Boswell facility, which is currently well-controlled for these emissions and already complying with some of the new requirements. The Company anticipates the new rule will not have material impacts at Boswell. However, compliance costs cannot yet be fully estimated, and recovery of any additional costs would be sought through a rate proceeding. Litigation against the EPA’s latest MATS rule revision from a number of U.S. states, as well as several companies and industry groups, is ongoing. Motions to stay the rule were denied by the U.S. Court of Appeals for the D.C. Circuit on August 6, 2024, and the U.S. Supreme Court on October 4, 2024. On April 8, 2025, President Trump issued a proclamation entitled Regulatory Relief for Certain Stationary Sources to Further Promote American Energy granting a two-year compliance extension deadline to “certain stationary sources” subject to the 2024 MATS Rule. The list of the specific facilities who may qualify for the exemption has not yet been made available.

On April 8, 2025, President Trump issued a proclamation entitled Regulatory Relief for Certain Stationary Sources to Further Promote American Energy. Pursuant to this proclamation, a two-year compliance extension deadline was granted on April 14, 2025 to 47 specific listed sources subject to the 2024 MATS rule, exempting those sources from compliance obligations of the 2024 rule until July 8, 2029; another proclamation was subsequently issued for several additional sources on July 17, 2025. Minnesota Power did not request a deadline extension. Subsequently, the EPA published a proposed rule on June 17, 2025, repealing the majority of the 2024 final MATS rule. The Company anticipates this proposed rule will not have material impact at Boswell.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

The final Section 111 rules apply to several Company assets, including existing EGUs at the Boswell and Laskin facilities as well as the proposed combined cycle natural gas-fired generating facility, Nemadji Trail Energy Center. The Company anticipates compliance with the rules may require operational or planning adjustments. The state implementation plan process for Section 111(d) existing units will also be a factor in determining specific requirements and timing. We are unable to predict compliance costs at this time; however, the costs could be material. Minnesota Power would seek recovery of additional costs through a rate proceeding. The Company is also monitoring endangerment finding evaluations by the EPA, as well as litigation of the final Section 111 rules. Litigation began when the rules were published in the Federal Register on May 9, 2024, and continues in federal court. Both the D.C. Circuit and the U.S. Supreme Court have declined requests to block the rule from becoming effective while litigation is ongoing. Oral arguments in the D.C. Circuit occurred on December 6, 2024, with a merits decision expected in mid-2025; however, currently the case remains in continued abeyance at the EPA’s request while the EPA reconsiders the Section 111 regulations. The EPA has stated it anticipates issuing a final reconsideration rule by December 2025.

On June 17, 2025, the EPA published a proposed rule titled Repeal of Greenhouse Gas Emissions Standards for Fossil Fuel-Fired Electric Generating Units (reconsideration rule) that, if finalized, would repeal either all or certain aspects of the 2024 Section 111 rules. Outcomes from ongoing litigation over the 2024 Section 111 rules, the outcome of the proposed reconsideration rule, and the effects of future litigation will determine the timing of rule effectiveness and the ultimate compliance obligations required by the rule. The EPA also released a proposed rule on July 29, 2025 titled Reconsideration of 2009 Greenhouse Gas Endangerment Finding and Greenhouse Gas Standards seeking to repeal all greenhouse gas emissions standards for vehicles and engines as well as to rescind the EPA’s 2009 endangerment finding related to greenhouse gases. The Company cannot predict the outcome of this rulemaking initiative at this point, but resolution of this matter also has the potential to affect federal greenhouse gas regulations at stationary sources such as power plants.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

We estimate no additional material compliance costs for ELG bottom ash water and FGD requirements. Compliance costs we might incur related to other ELG waste streams (e.g., leachate) or other potential future water discharge regulations at Minnesota Power facilities cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding. On June 30, 2025, the EPA announced its intent to update the 2024 final ELG Rule by extending certain compliance deadlines and exploring other potential compliance flexibility for sources. To accomplish this, the EPA currently plans to issue both a direct final rule and several proposed rulemaking notices beginning in the second or third quarter of 2025, with final action anticipated by the end of 2025.

Permitted Water Discharges – Sulfate. In 2017, the MPCA released a draft water quality standard in an attempt to update Minnesota’s existing 10 mg/L sulfate limit for waters used for the production of wild rice with the proposed rulemaking heard before an administrative law judge (ALJ). In 2018, the ALJ rejected significant portions of the proposed rulemaking and the MPCA subsequently withdrew the rulemaking. The existing 10 mg/L limit remains in place, and primarily affects Boswell’s discharge. Boswell received a NPDES Wastewater Permit that includes site specific sulfate limits that will not materially impact operations. We are unable to determine the specific impacts these requirements may have on other Minnesota Power operations or its customers, if any.

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

Boswell Ash Wastewater Spill. On August 12, 2024, Minnesota Power received a Notice of Violation (NOV) from the MPCA, related to the spill at Boswell from a pipeline carrying ash wastewater from an inactive onsite storage pond to Blackwater Lake, which the Company reported on July 16, 2024. Minnesota Power responded to the MPCA NOV, clarifying certain statements made by the MPCA, as well as providing a written report and required plans. Minnesota Power continues to work with state and federal agencies to evaluate and remediate the impacts from this event. We incurred remediation costs of approximately $2 million pre-tax in the first half of 2025. We are unable to predict the total amount of remediation and other costs or potential financial penalties related to the ash wastewater spill at this time; however, the amounts could be material.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On May 8, 2024, the EPA's final CCR Legacy Impoundment Rule was published in the Federal Register. The final rule expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units (CCRMU), which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR. The final rule requires all regulated generating facilities to evaluate and identify past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. The Final Rule requires a Facility Evaluation Report by February 2027, which will identify regulated units and applicable requirements. Additionally, the EPA finalized portions of the proposed CCR Part B Rule, which allows CCR units to certify closure while conducting groundwater remediation activities. On July 22, 2025, the EPA published a proposed CCRMU Deadline Extension Rule to extend certain CCRMU compliance deadlines by at least one year, including reporting, groundwater monitoring, and closure requirements. We are unable at this time to predict the total impact of compliance relief if the extension rule is finalized; however, any lessened costs are not expected to be material.

Impacts to previously closed CCR units at Boswell and Laskin are anticipated from the CCR Legacy Rule. Compliance costs for Minnesota Power’s Boswell and Laskin facilities are estimated to be between approximately $50 million and $85 million and are expected to be incurred over the next 10 years based on our preliminary assessment. These estimates may be revised as Minnesota Power completes the required facility evaluations. Minnesota Power is expected to seek recovery of these costs through a rate proceeding. The Company included in its 2024 Remaining Life Depreciation Petition filed with the MPUC on September 24, 2024, an additional $67.8 million, the average of the estimated cost range, for the expected investigative costs and the increase in depreciation expense for these facilities. Furthermore, a petition seeking approval of deferred cost accounting treatment for these CCR Legacy Rule compliance costs was filed with the MPUC on December 30, 2024. We are currently recording depreciation expense related to this rule on the Consolidated Statement of Income, which would be moved to a deferred tracking account for MPUC review in a future rate case or other proceeding if the MPUC approves our request for deferral accounting treatment. We are unable to predict the outcome of this proceeding.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

Other Matters

Letters of Credit, Surety Bonds and Other Indemnifications.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of June 30, 2025, we had $139.6 million of outstanding letters of credit issued, including those issued under our revolving credit facility, and $133.2 million in outstanding surety bonds. We do not believe it is likely that any of these outstanding letters of credit or surety bonds will be drawn upon.

In 2024 and 2025, under the tax credit transferability provision of the Inflation Reduction Act, we entered into agreements with third parties to sell a portion of our renewable tax credits; to date, under these agreements we have indemnified the parties for approximately $88.1 million of renewable tax credits. ALLETE has indemnified the parties for specified claims for reduction, loss, or disallowance of the transferred tax credits on an after-tax basis.

Regulated Operations. As of June 30, 2025, we had $33.9 million outstanding in standby letters of credit and surety bonds at our Regulated Operations which are pledged as security to MISO, the NDPSC and state agencies.

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2027 and 2039. As of June 30, 2025, ALLETE Clean Energy has $86.7 million outstanding in standby letters of credit and surety bonds, the majority of which are pledged as security under these PSAs.

New Energy. As of June 30, 2025, New Energy had standby letters of credit outstanding of $12.7 million related to the development of renewable energy projects.

Corporate and Other.

BNI Energy. As of June 30, 2025, BNI Energy had surety bonds outstanding of $99.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $99.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of June 30, 2025, ALLETE South Wind has $10.1 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2.

South Shore Energy. As of June 30, 2025, South Shore Energy had $29.7 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2025			2024
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended June 30,
Net Income Attributable to ALLETE	$31.9		$31.9	$33.0		$33.0
Average Common Shares	58.0	0.1	58.1	57.7	0.1	57.8
Earnings Per Share	$0.55		$0.55	$0.57		$0.57
Six Months Ended June 30,
Net Income Attributable to ALLETE	$88.0		$88.0	$83.7		$83.7
Average Common Shares	58.0	—	58.0	57.7	—	57.7
Earnings Per Share	$1.52		$1.52	$1.45		$1.45

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Millions
Current Income Tax Expense
Federal (a)	$1.2	$3.3	$4.3	$6.8
State	1.4	3.2	6.1	6.6
Total Current Income Tax Expense	$2.6	$6.5	$10.4	$13.4
Deferred Income Tax Expense (Benefit)
Federal (b)	$(2.8)	$(5.0)	$(4.2)	$(10.0)
State	(0.2)	0.1	1.1	2.5
Investment Tax Credit Amortization	(0.2)	(0.2)	(0.4)	(0.5)
Total Deferred Income Tax Benefit	$(3.2)	$(5.1)	$(3.5)	$(8.0)
Total Income Tax Expense (Benefit)	$(0.6)	$1.4	$6.9	$5.4
(a)For the quarter and six months ended June 30, 2025 and 2024, the federal current tax expense is partially offset by tax credits.
(b)For the quarter and six months ended June 30, 2025 and 2024, the federal deferred income tax benefit is primarily due to tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 8. INCOME TAX EXPENSE(Continued)

	Quarter Ended		Six Months Ended
Reconciliation of Taxes from Federal Statutory	June 30,		June 30,
Rate to Total Income Tax Expense	2025	2024	2025	2024
Millions
Income Before Income Taxes	$6.0	$21.1	$48.2	$62.1
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$1.2	$4.4	$10.1	$13.0
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	0.9	2.5	5.7	7.1
Production Tax Credits (a)	(1.6)	(5.1)	(6.4)	(16.7)
Investment Tax Credits (a)	(0.8)	(0.9)	(3.6)	(1.2)
Regulatory Differences – Excess Deferred Tax	(1.9)	(2.2)	(4.5)	(5.7)
Non-Controlling Interest in Subsidiaries	4.9	2.4	8.9	5.2
AFUDC – Equity	(0.3)	(0.3)	(0.7)	(0.9)
Nondeductible Portion of Transaction Costs	0.5	3.3	0.8	3.3
Other	(3.5)	(2.7)	(3.4)	1.3
Total Income Tax Expense	$(0.6)	$1.4	$6.9	$5.4
(a)For the quarter and six months ended June 30, 2025 and 2024, the credits are presented net of any estimated discount on the sale of certain credits.

For the six months ended June 30, 2025, the effective tax rate was 14.3 percent (8.7 percent for the six months ended June 30, 2024). The effective tax rates for 2025 and 2024 were primarily impacted by tax credits.

Uncertain Tax Positions. As of June 30, 2025, we had gross unrecognized tax benefits of $1.1 million ($1.1 million as of December 31, 2024). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

ALLETE and its subsidiaries file a consolidated federal income tax return as well as combined and separate state income tax returns in various jurisdictions. ALLETE is currently under examination by the state of Minnesota for the tax years 2020 through 2022. ALLETE has no open federal audits and is no longer subject to federal examination for years before 2022 or new state examination for years before 2021. Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost (Credit)	Pension		Other Postretirement
	2025	2024	2025	2024
Millions
Quarter Ended June 30,
Service Cost	$1.6	$1.7	$0.5	$0.4
Non-Service Cost Components (a)
Interest Cost	9.9	9.6	1.0	0.9
Expected Return on Plan Assets	(10.9)	(11.2)	(2.7)	(2.8)
Amortization of Prior Service Credits	—	—	(1.5)	(2.9)
Amortization of Net Loss (Gain)	1.9	1.6	(0.6)	(0.8)
Net Periodic Benefit Cost (Credit)	$2.5	$1.7	$(3.3)	$(5.2)
Six Months Ended June 30,
Service Cost	$3.2	$3.3	$0.9	$0.8
Non-Service Cost Components (a)
Interest Cost	19.9	19.3	2.0	1.9
Expected Return on Plan Assets	(21.8)	(22.4)	(5.4)	(5.6)
Amortization of Prior Service Credits	—	—	(2.9)	(5.8)
Amortization of Net Loss (Gain)	3.7	3.2	(1.3)	(1.6)
Net Periodic Benefit Cost (Credit)	$5.0	$3.4	$(6.7)	$(10.3)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the six months ended June 30, 2025, we contributed $19.1 million in cash to the defined benefit pension plans ($25.0 million for the six months ended June 30, 2024); we do not expect to make additional contributions to our defined benefit pension plans in 2025. For the six months ended June 30, 2025 and 2024, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2025.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Millions
Operating Revenue
Regulated Operations
Residential	$40.0	$37.1	$96.4	$88.6
Commercial	45.3	43.8	97.0	93.5
Municipal	8.2	7.4	17.8	16.4
Industrial	137.2	146.8	277.1	306.3
Other Power Suppliers	47.3	30.4	94.4	70.4
Other	27.1	14.3	55.2	42.9
Total Regulated Operations	305.1	279.8	637.9	618.1

ALLETE Clean Energy
Long-term PSA	13.9	14.5	28.9	32.3
Other	1.4	1.2	2.9	2.5
Total ALLETE Clean Energy	15.3	15.7	31.8	34.8

New Energy
Sale of Renewable Development Projects	10.0	25.6	28.2	39.5
Other	4.6	2.8	7.8	5.9
Total New Energy	14.6	28.4	36.0	45.4

Corporate and Other
Long-term Contract	22.4	27.3	48.5	52.7
Other	2.9	3.3	6.3	6.8
Total Corporate and Other	25.3	30.6	54.8	59.5
Total Operating Revenue	$360.3	$354.5	$760.5	$757.8
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$23.0	$33.7	$61.4	$77.9
ALLETE Clean Energy	0.9	2.4	8.3	6.2
New Energy	4.7	7.7	13.9	11.7
Corporate and Other	3.3	(10.8)	4.4	(12.1)
Total Net Income Attributable to ALLETE	$31.9	$33.0	$88.0	$83.7

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

Quarter Ended June 30, 2025	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$305.1	—	—	$305.1	—	$305.1
Contracts with Customers – Non-utility	—	$13.9	$14.6	28.5	$25.3	53.8
Other – Non-utility	—	1.4	—	1.4	—	1.4
Total Operating Revenue	305.1	15.3	14.6	335.0	25.3	360.3

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	114.1	—	—	114.1
Transmission Services – Utility	19.3	—	—	19.3
Cost of Sales – Non-utility	—	—	8.3	8.3
Operating and Maintenance	68.6	13.8	6.9	89.3
Depreciation and Amortization	54.1	14.6	0.4	69.1
Taxes Other than Income Taxes	12.3	2.8	—	15.1
Other Segment Items (a)	(13.7)	16.8	5.7	8.8
Net Income Attributable to ALLETE	$23.0	$0.9	$4.7	$28.6	$3.3	$31.9
Other Segment Information:
Depreciation and Amortization	$54.1	$14.6	$0.4	$69.1	$4.1	$73.2
Interest Expense	$(17.4)	—	$(0.9)	$(18.3)	$(4.8)	$(23.1)
Equity Earnings	$6.4	—	—	$6.4	$(0.5)	$5.9
Income Tax Expense (Benefit)	$5.2	$(1.7)	$0.9	$4.4	$(5.0)	$(0.6)
Assets	$4,633.4	$1,456.8	$377.0	$6,467.2	$446.0	$6,913.2
Equity Investment	$206.9	—	—	$206.9	$143.6	$350.5
Capital Expenditures	$117.5	$2.1	$8.7	$128.3	$2.2	$130.5

Quarter Ended June 30, 2024	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$279.8	—	—	$279.8	—	$279.8
Contracts with Customers – Non-utility	—	$14.5	$28.4	42.9	$30.6	73.5
Other – Non-utility	—	1.2	—	1.2	—	1.2
Total Operating Revenue	279.8	15.7	28.4	323.9	30.6	354.5

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	108.0	—	—	108.0
Transmission Services – Utility	1.6	—	—	1.6
Cost of Sales – Non-utility	—	—	11.3	11.3
Operating and Maintenance	66.7	11.7	5.9	84.3
Depreciation and Amortization	46.8	14.7	0.5	62.0
Taxes Other than Income Taxes	13.7	1.9	—	15.6
Other Segment Items (a)	(9.3)	15.0	(3.0)	2.7
Net Income Attributable to ALLETE	$33.7	$2.4	$7.7	$43.8	$(10.8)	$33.0
Other Segment Information:
Depreciation and Amortization	$46.8	$14.7	$0.5	$62.0	$4.0	$66.0
Interest Expense	$(16.3)	$(0.1)	$(0.5)	$(16.9)	$(3.2)	$(20.1)
Equity Earnings	$6.0	—	—	$6.0	$(0.1)	$5.9
Income Tax Expense (Benefit)	$3.8	$(3.0)	$2.1	$2.9	$(1.5)	$1.4
Assets	$4,404.2	$1,577.7	$306.2	$6,288.1	$373.2	$6,661.3
Equity Investment	$186.7	—	—	$186.7	$149.3	$336.0
Capital Expenditures	$80.5	$1.4	$5.1	$87.0	$4.9	$91.9
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and interest expense, income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy and New Energy.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

Six Months Ended June 30, 2025	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$637.9	—	—	$637.9	—	$637.9
Contracts with Customers – Non-utility	—	$28.9	$36.0	64.9	$54.8	119.7
Other – Non-utility	—	2.9	—	2.9	—	2.9
Total Operating Revenue	637.9	31.8	36.0	705.7	54.8	760.5

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	237.4	—	—	237.4
Transmission Services – Utility	38.3	—	—	38.3
Cost of Sales – Non-utility	—	—	13.6	13.6
Operating and Maintenance	137.3	27.7	12.2	177.2
Depreciation and Amortization	104.8	29.0	1.1	134.9
Taxes Other than Income Taxes	26.6	5.5	—	32.1
Other Segment Items (a)	(32.1)	38.7	4.8	11.4
Net Income Attributable to ALLETE	$61.4	$8.3	$13.9	$83.6	$4.4	$88.0
Other Segment Information:
Depreciation and Amortization	$104.8	$29.0	$1.1	$134.9	$8.0	$142.9
Interest Expense	$(34.5)	—	$(1.6)	$(36.1)	$(8.4)	$(44.5)
Equity Earnings	$12.9	—	—	$12.9	$(1.0)	$11.9
Income Tax Expense (Benefit)	$15.4	$(5.2)	$1.0	$11.2	$(4.3)	$6.9
Assets	$4,633.4	$1,456.8	$377.0	$6,467.2	$446.0	$6,913.2
Equity Investment	$206.9	—	—	$206.9	$143.6	$350.5
Capital Expenditures	$251.8	$4.2	$16.1	$272.1	$3.6	$275.7

Six Months Ended June 30, 2024	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$618.1	—	—	$618.1	—	$618.1
Contracts with Customers – Non-utility	—	$32.3	$45.4	77.7	$59.5	137.2
Other – Non-utility	—	2.5	—	2.5	—	2.5
Total Operating Revenue	618.1	34.8	45.4	698.3	59.5	757.8

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	241.7	—	—	241.7
Transmission Services – Utility	24.3	—	—	24.3
Cost of Sales – Non-utility	—	—	17.0	17.0
Operating and Maintenance	133.5	25.2	12.4	171.1
Depreciation and Amortization	93.2	28.8	1.0	123.0
Taxes Other than Income Taxes	29.4	4.5	—	33.9
Other Segment Items (a)	(18.1)	29.9	(3.3)	8.5
Net Income Attributable to ALLETE	$77.9	$6.2	$11.7	$95.8	$(12.1)	$83.7
Other Segment Information:
Depreciation and Amortization	$93.2	$28.8	$1.0	$123.0	$8.0	$131.0
Interest Expense	$(32.3)	$(0.2)	$(2.3)	$(34.8)	$(5.7)	$(40.5)
Equity Earnings	$11.7	—	—	$11.7	$(0.3)	$11.4
Income Tax Expense (Benefit)	$8.7	$(8.5)	$3.6	$3.8	$1.6	$5.4
Assets	$4,404.2	$1,577.7	$306.2	$6,288.1	$373.2	$6,661.3
Equity Investment	$186.7	—	—	$186.7	$149.3	$336.0
Capital Expenditures	$130.0	$1.6	$5.1	$136.7	$7.0	$143.7
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and interest expense, income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy and New Energy.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

NOTE 11. AGREEMENT AND PLAN OF MERGER (Continued)

On July 10, 2024, ALLETE filed a definitive proxy statement relating to the special meeting of the shareholders held on August 21, 2024. At the special meeting, the shareholders of ALLETE voted to approve and adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger, among other matters.

On July 19, 2024, ALLETE filed requests for approval of the Merger with the MPUC, PSCW and FERC. On October 7, 2024, the MPUC issued an order referring the docket to the Minnesota Office of Administrative Hearings for a contested case proceeding and requesting the Administrative Law Judge (ALJ) issue a report and recommendation by July 15, 2025. On July 11, 2025, ALLETE announced a settlement agreement with the Minnesota Department of Commerce (MN DOC). As part of the agreement, the MN DOC will support the acquisition of ALLETE as being consistent with the public interest and recommend approval by the MPUC. On July 15, 2025, the ALJ issued its report, which included a non-binding recommendation to deny the acquisition of ALLETE. The MPUC is expected to make its decision in 2025.

ALLETE received approval from FERC on December 19, 2024, and in an order dated June 3, 2025, the PSCW approved the acquisition. ALLETE also received approval from CFIUS and all required international approvals in the third quarter of 2024. On January 31, 2025, ALLETE filed notification and report forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission under the HSR Act with the applicable waiting periods expiring in the first quarter of 2025. Approval of the Merger from these and other regulators is required for consummation of the Merger.

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
ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of June 30, 2025, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

On May 5, 2024, ALLETE entered into the Merger Agreement. The Merger Agreement provides that, on and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent. (See Note 11. Agreement and Plan of Merger.)

Financial Overview

The following net income discussion summarizes a comparison of the six months ended June 30, 2025, to the six months ended June 30, 2024.

Net income attributable to ALLETE for the six months ended June 30, 2025, was $88.0 million, or $1.52 per diluted share, compared to $83.7 million, or $1.45 per diluted share, for the same period in 2024. Net income in 2025 includes merger-related expenses of $5.5 million after-tax, or $0.09 per share, related to the Merger. Net income in 2024 included merger-related expenses of $15.7 million after-tax, or $0.27 per share. (See Note 11. Agreement and Plan of Merger.)

Regulated Operations net income attributable to ALLETE was $61.4 million for the six months ended June 30, 2025, compared to $77.9 million for the same period in 2024. Net income at Minnesota Power was lower than 2024 reflecting lower margins from industrial customers, lower transmission margins, higher operating and maintenance expense and higher depreciation expense. These decreases were partially offset by higher margins from residential, commercial and municipal customers. Net income at SWL&P was higher than 2024 reflecting new rates implemented in 2025 as well as higher kWh and gas sales. Our after-tax equity earnings in ATC were higher than 2024 primarily due to additional equity investments. (See Note 3. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $8.3 million for the six months ended June 30, 2025, compared to $6.2 million for the same period in 2024. Net income in 2025 reflects higher production at ALLETE Clean Energy’s tax equity financed wind energy facilities. Net income in 2024 was negatively impacted by a network outage located near the Caddo wind energy facility.

New Energy net income attributable to ALLETE was $13.9 million for the six months ended June 30, 2025, compared to net income of $11.7 million for the same period in 2024. Net income in 2025 includes higher earnings from tax equity financed solar energy facilities and higher investment tax credits. These increases were partially offset by lower sales of renewable energy projects due to the timing of project closings.

Corporate and Other net income attributable to ALLETE was $4.4 million for the six months ended June 30, 2025, compared to a net loss of $12.1 million for the same period in 2024. Net income in 2025 reflects lower merger-related expenses compared to 2024. Merger-related expenses were $5.5 million after-tax in 2025 and $15.7 million in 2024. (See Note 11. Agreement and Plan of Merger.)

ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2025 AND 2024

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended June 30,	2025	2024
Millions
Operating Revenue – Utility	$305.1	$279.8
Fuel, Purchased Power and Gas – Utility	114.1	108.0
Transmission Services – Utility	19.3	1.6
Operating and Maintenance	68.6	66.7
Depreciation and Amortization	54.1	46.8
Taxes Other than Income Taxes	12.3	13.7
Operating Income	36.7	43.0
Interest Expense	(17.4)	(16.3)
Equity Earnings	6.4	6.0
Other Income	2.5	4.8
Income Before Income Taxes	28.2	37.5
Income Tax Expense	5.2	3.8
Net Income Attributable to ALLETE	$23.0	$33.7

Operating Revenue – Utility increased $25.3 million from 2024 primarily due to higher revenue from kWh sales, transmission revenue and cost recovery rider revenue, partially offset by lower fuel adjustment clause recoveries compared to 2024.

Higher kWh sales increased revenue by $10.8 million from 2024 reflecting higher sales to other power suppliers as well as higher sales to residential and municipal customers, partially offset by lower sales to industrial customers. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased reflecting additional energy available for sale resulting from lower industrial sales. Sales to residential and municipal customers increased from 2024 primarily due to warmer weather in 2025 compared to 2024. Sales to industrial customers decreased primarily due to lower sales to taconite customers in 2025 compared to 2024. (See Outlook – Industrial Customers.)

Kilowatt-hours Sold			Variance
Quarter Ended June 30,	2025	2024	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	231	225	6	2.7%
Commercial	304	307	(3)	(1.0)%
Industrial	1,530	1,729	(199)	(11.5)%
Municipal	108	105	3	2.9%
Total Retail and Municipal	2,173	2,366	(193)	(8.2)%
Other Power Suppliers	981	579	402	69.4%
Total Regulated Utility Kilowatt-hours Sold	3,154	2,945	209	7.1%

Revenue from electric sales to taconite customers accounted for 28 percent of regulated operating revenue in 2025 (35 percent in 2024). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2025 (5 percent in 2024). Revenue from electric sales to pipelines and other industrial customers accounted for 11 percent of regulated operating revenue in 2025 (12 percent in 2024).

ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2025 AND 2024 (Continued)
Regulated Operations (Continued)

Transmission revenue increased $10.7 million primarily due to higher MISO-related revenue. Transmission revenue in 2024 included an accrual for the refund of MISO transmission payments that were over collected during 2023 and the first quarter of 2024 (See Transmission Services – Utility).

Cost recovery rider revenue increased $8.4 million primarily due to fewer production tax credits generated by Minnesota Power in 2025 compared to 2024. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

Fuel adjustment clause revenue decreased $7.0 million primarily due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses increased $31.6 million, or 13 percent, from 2024.

Fuel, Purchased Power and Gas – Utility expense increased $6.1 million from 2024 primarily due to higher kWh sales to other power suppliers, partially offset by lower sales to retail customers.

Transmission Services – Utility expense increased $17.7 million from 2024 primarily due to higher MISO-related expense. Transmission Services – Utility expense in 2024 included an accrual for the refund of MISO transmission payments that were over billed during 2023 and the first quarter of 2024 (See Operating Revenue – Utility).

Operating and Maintenance expense increased $1.9 million, or 3 percent, from 2024 primarily due to mitigation costs related to the ash wastewater spill at Boswell. (See Note 6. Commitments, Guarantees and Contingencies.)

Depreciation and Amortization expense increased $7.3 million, or 16 percent, from 2024 primarily due to a higher plant in service balance in 2025 and the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies.)

Taxes Other than Income Taxes decreased $1.4 million, or 10 percent, from 2024 primarily due to lower property tax expense.

Interest Expense increased $1.1 million from 2024 reflecting higher interest rates in 2025 compared to 2024.

Other Income decreased $2.3 million from 2024 reflecting higher pension and other postretirement benefit plan non-service costs.

Income Tax Expense increased $1.4 million from 2024 primarily due to lower production tax credits.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2025 AND 2024 (Continued)
ALLETE Clean Energy

Quarter Ended June 30,	2025	2024
Millions
Operating Revenue
Contracts with Customers – Non-utility	$13.9	$14.5
Other – Non-utility (a)	1.4	1.2
Operating and Maintenance	13.8	11.7
Depreciation and Amortization	14.6	14.7
Taxes Other than Income Taxes	2.8	1.9
Operating Loss	(15.9)	(12.6)
Interest Expense	—	(0.1)
Other Income	0.7	1.8
Loss Before Income Taxes	(15.2)	(10.9)
Income Tax Benefit	(1.7)	(3.0)
Net Loss	(13.5)	(7.9)
Net Loss Attributable to Non-Controlling Interest	(14.4)	(10.3)
Net Income Attributable to ALLETE	$0.9	$2.4
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue was similar compared to 2024 reflecting higher production and more favorable pricing at the Caddo wind energy facility, partially offset by lower production and less favorable pricing at other wind energy facilities. Operating revenue in 2024 was negatively impacted by a network outage located near Caddo, which increased congestion experienced by Caddo resulting in lower kWh sales and pricing in 2024. The forced outage was resolved in June 2024.

Operating and Maintenance expense increased $2.1 million from 2024 primarily due to business interruption insurance proceeds at Diamond Spring in 2024 related to a transformer outage in the first half of 2024.

Other Income decreased $1.1 million from 2024 primarily due to lower interest income in 2025 compared to 2024.

Income Tax Benefit decreased $1.3 million from 2024 primarily due to higher loss attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest increased $4.1 million from 2024 reflecting higher production at ALLETE Clean Energy’s Caddo wind energy facility. Net Loss Attributable to Non-Controlling Interest in 2024 reflected the impact of a network outage near Caddo.

New Energy

Operating Revenue decreased $13.8 million from 2024 primarily due to lower sales of renewable energy projects reflecting the timing of project sales.

Net Income Attributable to ALLETE was $4.7 million in 2025 compared to net income of $7.7 million in 2024. Net income in 2025 includes lower sales of renewable energy projects compared to 2024 due to timing of project closings. These decreases were partially offset by higher earnings from tax equity financed solar energy facilities.
ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED JUNE 30, 2025 AND 2024 (Continued)

Corporate and Other

Operating Revenue decreased $5.3 million, or 17 percent, from 2024 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2025 compared to 2024.

Net Income Attributable to ALLETE of $3.3 million in 2025 compared to a net loss of $10.8 million in 2024. Net income in 2025 reflects lower merger-related expenses compared to 2024. Merger-related expenses were $3.4 million after-tax in 2025 and $14.5 million after-tax in 2024. (See Note 11. Agreement and Plan of Merger.)

Income Taxes – Consolidated

For the quarter ended June 30, 2025, the effective tax rate was a benefit of 10.0 percent (expense of 6.6 percent for the quarter ended June 30, 2024). The lower effective tax rate is primarily due to lower pre-tax income.

We expect our annual effective tax rate in 2025 to be lower than 2024 primarily due to lower estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Six Months Ended June 30,	2025	2024
Millions
Operating Revenue – Utility	$637.9	$618.1
Fuel, Purchased Power and Gas – Utility	237.4	241.7
Transmission Services – Utility	38.3	24.3
Operating and Maintenance	137.3	133.5
Depreciation and Amortization	104.8	93.2
Taxes Other than Income Taxes	26.6	29.4
Operating Income	93.5	96.0
Interest Expense	(34.5)	(32.3)
Equity Earnings	12.9	11.7
Other Income	4.9	11.2
Income Before Income Taxes	76.8	86.6
Income Tax Expense	15.4	8.7
Net Income Attributable to ALLETE	$61.4	$77.9

Operating Revenue – Utility increased $19.8 million from 2024 primarily due to higher revenue from kWh sales, cost recovery rider revenue, transmission revenue and gas sales. This increase was partially offset by lower fuel adjustment clause recoveries compared to 2024.

Revenue from kWh sales increased $12.9 million from 2024 reflecting higher sales to residential, commercial and municipal customers as well as higher sales to other power suppliers, partially offset by lower sales to industrial customers. Sales to residential, commercial and municipal customers increased from 2024 primarily due to colder weather in 2025 compared to 2024. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased reflecting higher market sales in 2025 compared to 2024. Sales to industrial customers decreased primarily due to lower sales to taconite customers in 2025 compared to 2024. (See Outlook – Industrial Customers.)

Kilowatt-hours Sold			Variance
Six Months Ended June 30,	2025	2024	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	563	531	32	6.0%
Commercial	658	645	13	2.0%
Industrial	3,104	3,527	(423)	(12.0)%
Municipal	240	230	10	4.3%
Total Retail and Municipal	4,565	4,933	(368)	(7.5)%
Other Power Suppliers	1,907	1,336	571	42.7%
Total Regulated Utility Kilowatt-hours Sold	6,472	6,269	203	3.2%

Revenue from electric sales to taconite customers accounted for 28 percent of regulated operating revenue in 2025 (34 percent in 2024). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2025 (5 percent in 2024). Revenue from electric sales to pipelines and other industrial customers accounted for 10 percent of regulated operating revenue in 2025 (11 percent in 2024).

Cost recovery rider revenue increased $11.3 million reflecting fewer production tax credits generated by Minnesota Power in 2025 compared to 2024. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Continued)
Regulated Operations (Continued)

Transmission revenue increased $10.6 million primarily due to higher MISO-related revenue. Transmission revenue in 2024 included an accrual for the refund of MISO transmission payments that were over collected during 2023. (See Transmission Services – Utility).

Revenue from gas sales at SWL&P increased $4.4 million reflecting the implementation of new rates beginning January 1, 2025, higher gas sales resulting from colder winter weather and higher gas prices in 2025 compared to 2024. (See Fuel, Purchased Power and Gas – Utility.)

Fuel adjustment clause revenue decreased $21.4 million primarily due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses increased $22.3 million, or 4 percent, from 2024.

Fuel, Purchased Power and Gas – Utility expense decreased $4.3 million, or 2 percent, from 2024 primarily due to lower fuel costs and more company-owned generation in 2025 compared to 2024 resulting in fewer sales being supplied through higher cost purchased power. These decreases were partially offset by higher kWh sales as well as higher gas sales and prices.

Transmission Services – Utility expense increased $14.0 million, or 58 percent, from 2024 primarily due to higher MISO-related expense. Transmission Services – Utility expense in 2024 included an accrual for the refund of MISO transmission payments that were over billed during 2023 (See Operating Revenue – Utility).

Operating and Maintenance expense increased $3.8 million, or 3 percent, from 2024 primarily due to mitigation costs related to the ash wastewater spill at Boswell. (See Note 6. Commitments, Guarantees and Contingencies.) Operating and Maintenance expense in 2025 also reflected higher energy conservation and optimization plan expenses compared to 2024.

Depreciation and Amortization expense increased $11.6 million, or 12 percent, from 2024 primarily due to a higher plant in service balance in 2025 and the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies.)

Taxes Other than Income Taxes decreased $2.8 million, or 10 percent, from 2024 primarily due to lower property tax expense.

Interest Expense increased $2.2 million from 2024 reflecting higher interest rates in 2025 compared to 2024.

Other Income decreased $6.3 million from 2024 reflecting higher pension and other postretirement benefit plan non-service costs.

Income Tax Expense increased $6.7 million from 2024 primarily due to lower production tax credits.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Continued)
ALLETE Clean Energy

Six Months Ended June 30,	2025	2024
Millions
Operating Revenue
Contracts with Customers – Non-utility	$28.9	$32.3
Other – Non-utility (a)	2.9	2.5
Operating and Maintenance	27.7	25.2
Depreciation and Amortization	29.0	28.8
Taxes Other than Income Taxes	5.5	4.5
Operating Loss	(30.4)	(23.7)
Interest Expense	—	(0.2)
Other Income	1.5	3.4
Loss Before Income Taxes	(28.9)	(20.5)
Income Tax Benefit	(5.2)	(8.5)
Net Loss	(23.7)	(12.0)
Net Loss Attributable to Non-Controlling Interest	(32.0)	(18.2)
Net Income Attributable to ALLETE	$8.3	$6.2
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $3.0 million from 2024 primarily due to less favorable pricing at the Diamond Spring wind energy facility in 2025 compared to 2024, partially offset by higher kWh sales at various wind energy facilities. Operating revenue in 2024 was negatively impacted by a network outage located near Caddo. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by Caddo resulting in lower kWh sales and pricing in 2024. The forced outage was resolved in June 2024.

Operating and Maintenance expense increased $2.5 million from 2024 primarily due to business interruption insurance proceeds at Diamond Spring in 2024 related to a transformer outage in the first half of 2024.

Taxes Other Than Income Taxes increased $1.0 million from 2024 primarily due to higher property tax expense.

Other Income decreased $1.9 million from 2024 primarily due to lower interest income in 2025 compared to 2024.

Income Tax Benefit decreased $3.3 million from 2024 primarily due to higher loss attributable to non-controlling interest.

Net Loss Attributable to Non-Controlling Interest increased $13.8 million from 2024 reflecting higher production at ALLETE Clean Energy’s tax equity financed wind energy facilities. Net Loss Attributable to Non-Controlling Interest in 2024 reflected the impact of a network outage near Caddo.

New Energy

Operating Revenue decreased $9.4 million from 2024 primarily due to lower sales of renewable energy projects reflecting the timing of project sales.

Net Income Attributable to ALLETE was $13.9 million in 2025 compared to net income of $11.7 million in 2024. Net income in 2025 includes higher earnings from tax equity financed solar energy facilities and higher investment tax credits. These increases were partially offset by lower sales of renewable energy projects due to the timing of project closings.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (Continued)

Corporate and Other

Operating Revenue decreased $4.7 million, or 8 percent, from 2024 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2025 compared to 2024.

Net Income Attributable to ALLETE was $4.4 million in 2025 compared to a net loss of $12.1 million in 2024. Net income in 2025 reflects lower merger-related expenses compared to 2024. Merger-related expenses were $5.5 million after-tax in 2025 and $15.7 million in 2024. (See Note 11. Agreement and Plan of Merger.)

Income Taxes – Consolidated

For the six months ended June 30, 2025, the effective tax rate was an expense of 14.3 percent (8.7 percent for the six months ended June 30, 2024). The higher effective tax rate for 2025 is primarily due to higher loss attributable to non-controlling interest and lower tax credits.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

Budget Reconciliation Bill H.R. 1. On July 4, 2025, the budget reconciliation bill H.R. 1 was enacted, which includes various tax reform provisions including provisions modifying, terminating, and accelerating the phase out of a wide range of energy tax credits enacted by the Inflation Reduction Act of 2022. We are evaluating the impacts of this legislation on our businesses and consolidated financial statements. We are unable to estimate the impact at this time; however, it could be material.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

OUTLOOK (Continued)
Regulated Operations (Continued)

Wind Energy Request For Proposals. On August 4, 2025, Minnesota Power announced plans to build a 200 MW wind project in North Dakota, which is expected to be in service in late 2027, subject to regulatory approvals in North Dakota and Minnesota. Minnesota Power also filed a petition with the MPUC on August 4, 2025, requesting approval of investments and expenditures in the wind project for recovery through Minnesota Power’s renewable resources rider.

Industrial Customers.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 48 percent of our regulated utility kWh sales in the six months ended June 30, 2025, were made to our industrial customers (56 percent in the six months ended June 30, 2024). We expect industrial sales for the full year of 2025 to be approximately 6.3 million MWh reflecting lower sales to taconite customers. (See Taconite – Cleveland-Cliffs, Inc.)

Taconite.

USS Corporation. In December 2023, USS Corporation announced it entered into a definitive agreement in which Nippon Steel will acquire all of the shares of USS Corporation. On January 3, 2025, President Biden issued an order blocking the transaction, a decision currently being challenged in court. On April 7, 2025, President Trump issued an order to direct CFIUS to conduct a new review of the acquisition of USS Corporation by Nippon Steel. President Trump signed an executive order on June 13, 2025 allowing the partnership between Nippon and USS Corporation to proceed subject to a national security agreement (NSA), and the transaction was finalized on June 18, 2025. The NSA signed by the companies also calls for $11 billion in new investments to be made by 2028, with $800 million earmarked for Minnesota ore operations, among other commitments.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. In an October 25, 2024, order, the MPUC approved the certificate of need and route permit. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. On March 17, 2025, the FERC approved Minnesota Power's request to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers for project assets in Minnesota and conditionally approved its request related to project assets located in North Dakota. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Construction on the Minnesota end of the project began in 2025. Construction on the North Dakota end of the project will begin later in 2025, pending regulatory approvals in North Dakota. The project will be placed in-service between 2028 and 2030. The project is estimated to cost between $800 million and $940 million. On October 18, 2023, the U.S. Department of Energy awarded a $50 million grant to Minnesota Power for this project, which will be used to prepare the HVDC transmission system for future expansion and help reduce project costs to customers. In addition, this project was awarded $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. Further, Minnesota Power’s application to the Minnesota Department of Commerce (DOC) State Competitiveness Fund Match Program received notification the DOC is reserving $10 million as a cost share for the project. In total, Minnesota Power has been awarded $75 million in federal and state dollars in support of the project.

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
ALLETE, Inc. Second Quarter 2025 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of June 30, 2025, we had cash and cash equivalents of $55.4 million, $245.8 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, the option (per the Merger Agreement) to request that Alloy Parent purchase up to a total of $300 million of preferred stock of ALLETE in the second half of 2025 (see Securities), and a debt-to-capital ratio of 37 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	June 30, 2025	%	December 31, 2024	%
Millions
ALLETE Equity	$2,861.9	54	$2,848.0	55
Non-Controlling Interest in Subsidiaries	504.4	9	542.1	10
Short-Term and Long-Term Debt (a)	2,004.2	37	1,808.0	35
Redeemable Non-Controlling Interest	0.8	—	0.4	—
	$5,371.3	100	$5,198.5	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Six Months Ended June 30,	2025	2024
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55.2	$79.4
Cash Flows provided by (used in)
Operating Activities	149.6	176.5
Investing Activities	(273.7)	(136.8)
Financing Activities	126.8	(75.4)
Change in Cash, Cash Equivalents and Restricted Cash	2.7	(35.7)
Cash, Cash Equivalents and Restricted Cash at End of Period	$57.9	$43.7

Operating Activities. Cash provided by operating activities was lower in 2025 compared to 2024 reflecting the payment of interim rate refunds to customers by Minnesota Power and higher cash payments for inventory in 2025.

Investing Activities. Cash used in investing activities was higher in 2025 compared to 2024 reflecting more payments for additions to property, plant and equipment compared to 2024 primarily due to capital expenditures for Minnesota Power solar and transmission projects.

Financing Activities. Cash provided by financing activities in 2025 reflected higher proceeds from the issuance of long-term debt, partially offset by higher repayments of long-term debt compared to cash used in financing activities in 2024.

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of June 30, 2025, we had consolidated bank lines of credit aggregating $362.0 million ($362.0 million as of December 31, 2024), the majority of which expire in January 2027. (See Note 5. Short-Term and Long-Term Debt.) We had $16.2 million outstanding standby letters of credit and $100.0 million outstanding draws under our lines of credit as of June 30, 2025 ($16.2 million in standby letters of credit and $20.0 million outstanding draws on our lines of credit as of December 31, 2024). As of June 30, 2025, we also had $123.4 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of June 30, 2025, we had 2.4 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

During the six months ended June 30, 2025, we issued 0.2 million shares of common stock through Invest Direct, ESPP, and RSOP, resulting in net proceeds of $6.5 million (0.2 million shares were issued for the six months ended June 30, 2024, resulting in net proceeds of $6.4 million).

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

Capital Requirements. Our capital expenditures for 2025 are now expected to be approximately $900 million reflecting higher capital expenditures at Minnesota Power primarily related to timing of expenditures for the HVDC transmission system project. For the six months ended June 30, 2025, capital expenditures totaled $275.7 million ($143.7 million for the six months ended June 30, 2024). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

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

Employees.

As of June 30, 2025, ALLETE had 1,673 employees, of which 1,610 were full-time.

Minnesota Power and SWL&P have an aggregate of 500 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2028, for Minnesota Power and January 31, 2029, for SWL&P.

BNI Energy has 184 employees, of which 136 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of June 30, 2025, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of June 30, 2025, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.3 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of June 30, 2025.

ALLETE, Inc. Second Quarter 2025 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2025, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE, Inc. Second Quarter 2025 Form 10-Q

ITEM 5.  OTHER INFORMATION

Trading Plans. During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.  EXHIBITS

Exhibit	Description
2	Agreement and Plan of Merger by and among ALLETE, Inc., Alloy Parent LLC and Alloy Merger Sub LLC, dated as of May 5, 2024 (filed as Exhibit 2.1 to the May 6, 2024, Form 8-K, File No. 1-3548).*
3	Amendment to Articles of Incorporation, dated as of May 13, 2025
4	Forty-Sixth Supplemental Indenture, dated as of July 1, 2025, between ALLETE, Inc. and The Bank of New York Mellon, as corporate trustee, and Sherma Thomas, as co-trustee.
31(a)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Rule 13a-14(a)/15d-14(a) Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Section 1350 Certification of Periodic Report by the Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
95	Mine Safety.
99
ALLETE News Release dated August 7, 2025, announcing 2025 second quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Second Quarter 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

August 7, 2025	/s/ Jeffrey J. Scissons
Jeffrey J. Scissons
Vice President, Chief Financial Officer and Corporate Treasurer
(Principal Financial Officer)

August 7, 2025	/s/ Colin B. Anderson
Colin B. Anderson
Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)
ALLETE, Inc. Second Quarter 2025 Form 10-Q