Form 10-Q
period 2025-09-30
ALLETE INC
filed 2025-10-31
CIK 66756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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

Common Stock, without par value,
58,098,399 shares outstanding
as of September 30, 2025

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

Forward Looking Statements (Continued)

•the announcement and pendency of the Merger, during which ALLETE is subject to certain operating restrictions, could have an adverse effect on ALLETE’s businesses, results of operations, financial condition or cash flows; and
•The consummation of the Merger, subject to a final written order, could result in commitments agreed to with counterparties in the state of Minnesota that may have an impact on ALLETE’s results of operations or cash flows.

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

ALLETE
CONSOLIDATED BALANCE SHEET
Unaudited

	September 30, 2025	December 31, 2024
Millions
Assets
Current Assets
Cash and Cash Equivalents	$78.7	$32.8
Accounts Receivable (Less Allowance of $1.7 and $1.7)	146.1	148.1
Inventories – Net	184.9	154.6
Prepayments and Other	75.3	99.7
Total Current Assets	485.0	435.2
Property, Plant and Equipment – Net	5,528.8	5,181.5
Regulatory Assets	360.4	371.7
Equity Investments	357.7	340.1
Goodwill and Intangible Assets – Net	155.2	155.3
Other Non-Current Assets	265.8	270.5
Total Assets	$7,152.9	$6,754.3
Liabilities, Redeemable Non-Controlling Interest and Equity
Liabilities
Current Liabilities
Accounts Payable	$116.7	$113.6
Accrued Taxes	56.9	54.6
Accrued Interest	26.1	23.4
Long-Term Debt Due Within One Year	138.1	94.7
Other	75.4	117.9
Total Current Liabilities	413.2	404.2
Long-Term Debt	2,098.9	1,704.7
Deferred Income Taxes	291.7	253.4
Regulatory Liabilities	593.5	570.5
Defined Benefit Pension and Other Postretirement Benefit Plans	99.6	118.2
Other Non-Current Liabilities	312.1	312.8
Total Liabilities	3,809.0	3,363.8
Commitments, Guarantees and Contingencies (Note 6)
Redeemable Non-Controlling Interest	0.7	0.4
Equity
ALLETE Equity
Common Stock Without Par Value, 80.0 Shares Authorized, 58.1 and 57.9 Shares Issued and Outstanding	1,839.0	1,823.2
Accumulated Other Comprehensive Loss	(18.1)	(18.1)
Retained Earnings	1,031.0	1,042.9
Total ALLETE Equity	2,851.9	2,848.0
Non-Controlling Interest in Subsidiaries	491.3	542.1
Total Equity	3,343.2	3,390.1
Total Liabilities, Redeemable Non-Controlling Interest and Equity	$7,152.9	$6,754.3
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Millions Except Per Share Amounts
Operating Revenue
Contracts with Customers – Utility	$320.2	$310.5	$958.1	$928.6
Contracts with Customers – Non-utility	53.3	95.4	173.0	232.6
Other – Non-utility	1.5	1.3	4.4	3.8
Total Operating Revenue	375.0	407.2	1,135.5	1,165.0
Operating Expenses
Fuel, Purchased Power and Gas – Utility	120.4	116.5	356.7	357.3
Transmission Services – Utility	19.2	19.6	57.5	43.9
Cost of Sales – Non-utility	26.0	47.0	75.2	103.2
Operating and Maintenance	90.7	92.7	280.3	286.5
Depreciation and Amortization	72.5	70.8	215.4	201.8
Taxes Other than Income Taxes	16.6	15.3	49.8	50.3
Total Operating Expenses	345.4	361.9	1,034.9	1,043.0
Operating Income	29.6	45.3	100.6	122.0
Other Income (Expense)
Interest Expense	(25.6)	(20.3)	(70.1)	(60.8)
Equity Earnings	5.6	5.1	17.5	16.5
Other	5.3	5.5	15.1	20.0
Total Other Expense	(14.7)	(9.7)	(37.5)	(24.3)
Income Before Income Taxes	14.9	35.6	63.1	97.7
Income Tax Expense (Benefit)	1.6	2.9	8.5	8.3
Net Income	13.3	32.7	54.6	89.4
Net Loss Attributable to Non-Controlling Interest	(13.8)	(12.3)	(60.5)	(39.3)
Net Income Attributable to ALLETE	$27.1	$45.0	$115.1	$128.7
Average Shares of Common Stock
Basic	58.1	57.8	58.0	57.7
Diluted	58.2	57.9	58.1	57.8
Basic Earnings Per Share of Common Stock	$0.47	$0.78	$1.98	$2.23
Diluted Earnings Per Share of Common Stock	$0.46	$0.78	$1.98	$2.23
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Millions
Net Income	$13.3	$32.7	$54.6	$89.4
Other Comprehensive Loss
Unrealized Gain (Loss) on Securities
Net of Income Tax Expense of $—, $—, $— and $—	(0.1)	0.1	(0.1)	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans
Net of Income Tax Benefit of $—, $(0.1), $— and $(0.3)	0.1	(0.2)	0.1	(0.6)
Total Other Comprehensive Loss	—	(0.1)	—	(0.5)
Total Comprehensive Income	13.3	32.6	54.6	88.9
Net Loss Attributable to Non-Controlling Interest	(13.8)	(12.3)	(60.5)	(39.3)
Total Comprehensive Income Attributable to ALLETE	$27.1	$44.9	$115.1	$128.2
The accompanying notes are an integral part of these statements.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2025	2024
Millions
Operating Activities
Net Income	$54.6	$89.4
Adjustments to Reconcile Net Income to Cash provided by Operating Activities:
AFUDC – Equity	(4.0)	(4.0)
Income from Equity Investments – Net of Dividends	1.7	0.1
Gain on Investments and Property, Plant and Equipment	(1.8)	(0.5)
Depreciation Expense	215.3	201.7
Amortization of PSAs	(4.4)	(3.8)
Amortization of Other Intangible Assets and Other Assets	5.0	5.2
Deferred Income Tax Benefit	(2.9)	(7.2)
Share-Based and ESOP Compensation Expense	6.2	5.5
Defined Benefit Pension and Other Postretirement Plan Benefit	(2.6)	(10.3)
Fuel Adjustment Clause	1.1	6.7
Bad Debt Expense	0.8	1.1
Provision (Payments) for Interim Rate Refund	(23.0)	17.0
Changes in Operating Assets and Liabilities
Accounts Receivable	1.2	1.7
Inventories	(24.0)	2.5
Prepayments and Other	10.4	(2.0)
Accounts Payable	(0.1)	(3.1)
Other Current Liabilities	(10.3)	(11.7)
Renewable Tax Credit Sales	27.2	58.4
Cash Contributions to Defined Benefit Pension Plans	(19.1)	(25.0)
Changes in Regulatory and Other Non-Current Assets	5.0	38.5
Changes in Regulatory and Other Non-Current Liabilities	16.7	7.1
Cash provided by Operating Activities	253.0	367.3
Investing Activities
Proceeds from Sale of Available-for-sale Securities	3.0	1.7
Payments for Purchase of Available-for-sale Securities	(2.7)	(1.9)
Payments for Equity Method Investments	(18.3)	(5.8)
Additions to Property, Plant and Equipment	(540.3)	(230.3)
Other Investing Activities	2.0	16.4
Cash used in Investing Activities	(556.3)	(219.9)
Financing Activities
Proceeds from Issuance of Common Stock	9.6	9.9
Proceeds from Issuance of Short-Term and Long-Term Debt	685.0	628.0
Repayments of Short-Term and Long-Term Debt	(245.4)	(633.0)
Proceeds from Non-Controlling Interest in Subsidiaries – Net	12.1	4.1
Distributions to Non-Controlling Interest	(2.1)	(0.9)
Dividends on Common Stock	(127.0)	(122.0)
Other Financing Activities	(2.9)	(1.9)
Cash provided by (used in) Financing Activities	329.3	(115.8)
Change in Cash, Cash Equivalents and Restricted Cash	26.0	31.6
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	55.2	79.4
Cash, Cash Equivalents and Restricted Cash at End of Period	$81.2	$111.0
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

ALLETE
CONSOLIDATED STATEMENT OF EQUITY
Unaudited

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Millions Except Per Share Amounts
Equity
Common Stock
Balance, Beginning of Period	$1,833.7	$1,813.8	$1,823.2	$1,803.7
Common Stock Issued	5.3	5.3	15.8	15.4
Balance, End of Period	1,839.0	1,819.1	1,839.0	1,819.1

Accumulated Other Comprehensive Loss
Balance, Beginning of Period	(18.1)	(20.9)	(18.1)	(20.5)
Other Comprehensive Income – Net of Income Taxes
Unrealized Gain on Debt Securities	(0.1)	0.1	(0.1)	0.1
Defined Benefit Pension and Other Postretirement Benefit Plans	0.1	(0.2)	0.1	(0.6)
Balance, End of Period	(18.1)	(21.0)	(18.1)	(21.0)

Retained Earnings
Balance, Beginning of Period	1,046.3	1,028.8	1,042.9	1,026.4
Net Income Attributable to ALLETE	27.1	45.0	115.1	128.7
Common Stock Dividends	(42.4)	(40.7)	(127.0)	(122.0)
Balance, End of Period	1,031.0	1,033.1	1,031.0	1,033.1

Non-Controlling Interest in Subsidiaries
Balance, Beginning of Period	504.4	573.0	542.1	597.0
Proceeds from Non-Controlling Interest in Subsidiaries – Net	—	—	2.0	1.4
Net Loss Attributable to Non-Controlling Interest	(11.6)	(12.1)	(50.9)	(36.8)
Distributions to Non-Controlling Interest	(1.5)	(0.2)	(1.9)	(0.9)
Balance, End of Period	491.3	560.7	491.3	560.7

Total Equity	$3,343.2	$3,391.9	$3,343.2	$3,391.9

Redeemable Non-Controlling Interest
Balance, Beginning of Period	$0.8	$0.9	$0.4	$0.5
Proceeds from Non-Controlling Interest in Subsidiaries	2.2	—	10.1	2.7
Net Loss Attributable to Non-Controlling Interest	(2.2)	(0.2)	(9.6)	(2.5)
Distributions to Non-Controlling Interest	(0.1)	—	(0.2)	—
Total Redeemable Non-Controlling Interest	$0.7	$0.7	$0.7	$0.7

Dividends Per Share of Common Stock	$0.73	$0.705	$2.19	$2.115
The accompanying notes are an integral part of these statements.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and notes required by GAAP for complete financial statements pursuant to such rules and regulations. Similarly, the December 31, 2024, Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The presentation of certain prior period amounts on the Consolidated Financial Statements have been adjusted for comparative purposes. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair statement of financial results. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or for the year ending December 31, 2025. For further information, refer to the Consolidated Financial Statements and notes included in our 2024 Form 10-K.

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Subsequent Events. The Company performed an evaluation of subsequent events for potential recognition and disclosure through the date of the financial statements issuance.

On October 3, 2025, the MPUC held a public hearing in which the MPUC voted in favor of approval of the Merger. In connection with the MPUC’s public hearing, a written order is expected to follow. The consummation of the Merger remains subject to the satisfaction of certain closing conditions, including the receipt of the MPUC’s written order approving the Merger. (See Note 11. Agreement and Plan of Merger.)

On October 23, 2025, the MPUC held a public hearing at which the MPUC approved Minnesota Power’s request for deferred accounting relating to the CCR legacy rule. (See Note 2. Regulatory Matters.)

Cash, Cash Equivalents and Restricted Cash. We consider all investments purchased with original maturities of three months or less to be cash equivalents. As of September 30, 2025, restricted cash amounts included in Other Non-Current Assets represent collateral deposits required under an ALLETE Clean Energy PSA. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheet that aggregate to the amounts presented in the Consolidated Statement of Cash Flows.

Cash, Cash Equivalents and Restricted Cash	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Millions
Cash and Cash Equivalents	$78.7	$32.8	$101.9	$71.9
Restricted Cash included in Prepayments and Other	—	19.9	6.6	5.1
Restricted Cash included in Other Non-Current Assets	2.5	2.5	2.5	2.4
Cash, Cash Equivalents and Restricted Cash on the Consolidated Statement of Cash Flows	$81.2	$55.2	$111.0	$79.4

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

Inventories – Net	September 30, 2025	December 31, 2024
Millions
Fuel (a)	$22.1	$22.5
Materials and Supplies	133.6	107.6
Renewable Energy Facilities Under Development (b)	29.2	24.5
Total Inventories – Net	$184.9	$154.6
(a)    Fuel consists primarily of coal inventory at Minnesota Power.
(b)    Renewable Energy Facilities Under Development as of September 30, 2025, consists primarily of project costs related to renewable energy development projects at New Energy.
Prepayments and Other Current Assets. Prepayments and Other on the Consolidated Balance Sheet included $22.5 million of costs in excess of billings at New Energy as of September 30, 2025 ($32.4 million as of December 31, 2024).

Goodwill. The aggregate carrying amount of goodwill was $154.9 million as of September 30, 2025 ($154.9 million as of December 31, 2024). There have been no changes to goodwill by reportable segment for the nine months ended September 30, 2025.

Other Non-Current Assets	September 30, 2025	December 31, 2024
Millions
Other Postretirement Benefit Plans	$100.7	$107.6
Contract Assets (a)	14.2	15.9
ALLETE Properties	9.1	10.3
Restricted Cash	2.5	2.5
Other	139.3	134.2
Total Other Non-Current Assets	$265.8	$270.5
(a)    Contract Assets consist of payments made to customers as an incentive to execute or extend service agreements. The payments are being amortized over the term of the respective agreements as a reduction to revenue.

Other Current Liabilities	September 30, 2025	December 31, 2024
Millions
Provision for Interim Rate Refund	—	$23.0
Customer Deposits	$9.3	7.8
PSAs	5.8	5.9
Other	60.3	81.2
Total Other Current Liabilities	$75.4	$117.9

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Non-Current Liabilities	September 30, 2025	December 31, 2024
Millions
Asset Retirement Obligation (a)	$263.6	$261.3
PSAs	10.7	15.1
Other	37.8	36.4
Total Other Non-Current Liabilities	$312.1	$312.8
(a)The asset retirement obligation is primarily related to our Regulated Operations and is funded through customer rates over the life of the related assets. Additionally, BNI Energy funds its obligation through its cost-plus coal supply agreements for which BNI Energy has recorded a receivable of $42.3 million in Other Non-Current Assets on the Consolidated Balance Sheet as of September 30, 2025 ($42.3 million as of December 31, 2024).

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
Other Income (Expense)	2025	2024	2025	2024
Millions
Pension and Other Postretirement Benefit Plan Non-Service Credits (a)	$1.7	$3.0	$5.0	$11.0
Interest and Investment Income	2.3	1.2	6.7	3.9
AFUDC - Equity	1.3	1.5	4.0	4.0
Other Income (Expense)	—	(0.2)	(0.6)	1.1
Total Other Income	$5.3	$5.5	$15.1	$20.0
(a)These are components of net periodic pension and other postretirement benefit cost other than service cost. (See Note 9. Pension and Other Postretirement Benefit Plans.)

	Nine Months Ended
	September 30,
Supplemental Statement of Cash Flows Information	2025	2024
Millions
Cash Paid for Interest – Net of Amounts Capitalized	$64.0	$59.5
Cash Paid for Income Taxes – Net	$15.9	$7.0
Noncash Investing and Financing Activities
Increase in Accounts Payable for Capital Additions to Property, Plant and Equipment	$3.4	$13.5
Capitalized Asset Retirement Costs	$2.6	$51.0
AFUDC–Equity	$4.0	$4.0
New Accounting Pronouncements and Disclosure Rules.

See Note 1. Operations and Significant Accounting Policies to the Consolidated Financial Statements in our 2024 Form 10-K. There are no other new accounting pronouncements or rules that we anticipate having a material effect on the presentation of ALLETE’s consolidated financial statements.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS

Regulatory matters are summarized in Note 4. Regulatory Matters to the Consolidated Financial Statements in our 2024 Form 10-K, with additional disclosure provided in the following paragraphs.

Electric Rates. Entities within our Regulated Operations segment file for periodic rate revisions with the MPUC, PSCW or FERC. As authorized by the MPUC, Minnesota Power also recognizes revenue under cost recovery riders for transmission, renewable, and environmental investments and expenditures. Revenue from cost recovery riders was $35.2 million for the nine months ended September 30, 2025 ($15.1 million for the nine months ended September 30, 2024).

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

Solar Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for solar costs related to investments and expenditures for meeting the state of Minnesota’s solar energy standard. Current customer billing rates were approved by the MPUC in an order dated February 13, 2025. On August 26, 2025, Minnesota Power submitted its latest solar factor filing. Following approval of the filing by the MPUC, Minnesota Power will be authorized to include updated billing rates on customer bills.

Transmission Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for certain transmission investments and expenditures, including a return on the capital invested. Current customer billing rates are based on an MPUC order dated March 5, 2024. On November 13, 2024, Minnesota Power submitted its latest transmission factor filing, which was subsequently withdrawn and resubmitted on August 19, 2025. Following approval of the filing by the MPUC, Minnesota Power will be authorized to include updated billing rates on customer bills.

Renewable Cost Recovery Rider. Minnesota Power has an approved cost recovery rider in place to charge retail customers on a current basis for the costs of certain renewable investments and expenditures, including a return on the capital invested. Current customer billing rates for the renewable cost recovery rider were approved by the MPUC in an order dated June 25, 2024. On October 1, 2025, Minnesota Power submitted its latest renewable factor filing. Following approval of the filing by the MPUC, Minnesota Power will be authorized to include updated billing rates on customer bills.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

Fuel Adjustment Clause. Minnesota Power incurred higher fuel and purchased power costs in 2024 than those factored in its fuel adjustment forecast filed in May 2023 for 2024, which resulted in the recognition of a $4.5 million regulatory asset. Minnesota Power submitted its annual true-up filing to the MPUC on March 3, 2025. At a hearing on June 26, 2025, the MPUC approved the filing, and authorized Minnesota Power to recover the regulatory asset over 12 months beginning on September 1, 2025.

Minnesota Power has incurred lower fuel and purchased power costs in 2025 than those factored in its 2025 fuel adjustment forecast filed in May 2024, which resulted in the recognition of a $7.4 million regulatory liability as of September 30, 2025.

Minnesota Power filed its annual forecasted fuel and purchased energy rates for 2026 on May 1, 2025.

Deferred Accounting Petition. On December 30, 2024, Minnesota Power submitted a petition with the MPUC seeking deferral accounting treatment for investigative costs and the increase in depreciation expense resulting from compliance costs that will be incurred related to the new Coal Combustion Residuals (CCR) Legacy Rule, which was published in the Federal Register on May 8, 2024. (See Note 6. Commitments, Guarantees and Contingencies.) Compliance with the CCR Legacy Rule is expected to result in a significant increase to our MPUC-approved decommissioning costs for Boswell and Laskin. At a hearing on October 23, 2025, the MPUC approved Minnesota Power’s request for deferred accounting relating to the CCR legacy rule. We previously recorded depreciation expense related to this rule on the Consolidated Statement of Income of $4.4 million in 2024 and $4.8 million in 2025, respectively. The aggregate amount of $9.2 million pre-tax will be reclassified to a deferred tracking account within Regulatory Assets on the Consolidated Balance Sheet in the fourth quarter of 2025, the period in which the MPUC approved the filing. The amount and timing of recovery will be subject to MPUC review through a future rate case or other proceeding.

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 2. REGULATORY MATTERS (Continued)

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

Regulatory Assets and Liabilities	September 30, 2025	December 31, 2024
Millions
Current Regulatory Assets (a)
Fuel Adjustment Clause	$3.6	—
Other	1.6	$1.6
Total Current Regulatory Assets	$5.2	$1.6
Non-Current Regulatory Assets
Defined Benefit Pension and Other Postretirement Benefit Plans	$195.6	$200.3
Income Taxes	78.0	84.9
Asset Retirement Obligations	44.2	41.0
Cost Recovery Riders	19.5	5.5
Manufactured Gas Plant	10.5	11.6
Taconite Harbor	7.0	17.3
PPACA Income Tax Deferral	3.6	3.7
Fuel Adjustment Clause	0.2	4.5
Other	1.8	2.9
Total Non-Current Regulatory Assets	$360.4	$371.7
Current Regulatory Liabilities (b)
Provision for Interim Rate Refund	—	$23.0
Fuel Adjustment Clause	$0.5	7.2
Other	1.3	1.3
Total Current Regulatory Liabilities	$1.8	$31.5
Non-Current Regulatory Liabilities
Income Taxes	$277.8	$292.7
Wholesale and Retail Contra AFUDC	83.5	77.6
Non-Jurisdictional Land Sales	81.7	59.7
Plant Removal Obligations	80.4	74.2
Defined Benefit Pension and Other Postretirement Benefit Plans	35.5	40.7
Investment Tax Credits	17.3	17.8
Fuel Adjustment Clause	7.4	0.6
Boswell Units 1 and 2 Net Plant and Equipment	6.7	6.7
Other	3.2	0.5
Total Non-Current Regulatory Liabilities	$593.5	$570.5
(a)Current regulatory assets are presented within Prepayments and Other on the Consolidated Balance Sheet.
(b)Current regulatory liabilities are presented within Other Current Liabilities on the Consolidated Balance Sheet.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 3. EQUITY INVESTMENTS

Investment in ATC. Our wholly-owned subsidiary, ALLETE Transmission Holdings, owns approximately 8 percent of ATC, a Wisconsin-based utility that owns and maintains electric transmission assets in portions of Wisconsin, Michigan, Minnesota and Illinois. We account for our investment in ATC under the equity method of accounting.

ALLETE’s Investment in ATC
Millions
Equity Investment Balance as of December 31, 2024	$194.4
Cash Investments	18.3
Equity in ATC Earnings	19.7
Distributed ATC Earnings	(17.6)
Amortization of the Remeasurement of Deferred Income Taxes	1.0
Equity Investment Balance as of September 30, 2025	$215.8

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

ALLETE’s Investment in Nobles 2
Millions
Equity Investment Balance as of December 31, 2024	$145.7
Equity in Nobles 2 Earnings (a)	(2.2)
Distributed Nobles 2 Earnings	(1.6)
Equity Investment Balance as of September 30, 2025	$141.9
(a)The Company also recorded earnings from net loss attributable to non-controlling interest of $8.7 million related to its investment in Nobles 2.

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

The following tables set forth, by level within the fair value hierarchy, our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025, and December 31, 2024. Each asset and liability is classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which may affect the valuation of these assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of Cash and Cash Equivalents listed on the Consolidated Balance Sheet approximates the carrying amount and therefore is excluded from the recurring fair value measures in the following tables.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 4. FAIR VALUE (Continued)

	Fair Value as of September 30, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$5.6	—	—	$5.6
Available-for-sale – Corporate and Governmental Debt Securities (b)	—	$6.2	—	6.2
Cash Equivalents	17.0	—	—	17.0
Total Fair Value of Assets	$22.6	$6.2	—	$28.8

Liabilities
Deferred Compensation (c)	—	$20.0	—	$20.0
Total Fair Value of Liabilities	—	$20.0	—	$20.0

	Fair Value as of December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total
Millions
Assets
Investments (a)
Available-for-sale – Equity Securities	$8.6	—	—	$8.6
Available-for-sale – Corporate and Governmental Debt Securities	—	$6.8	—	6.8
Cash Equivalents	8.5	—	—	8.5
Total Fair Value of Assets	$17.1	$6.8	—	$23.9

Liabilities
Deferred Compensation (c)	—	$21.1	—	$21.1
Total Fair Value of Liabilities	—	$21.1	—	$21.1
(a)Included in Other Non-Current Assets on the Consolidated Balance Sheet.
(b)As of September 30, 2025, the aggregate amount of available-for-sale corporate and governmental debt securities maturing in one year or less was $1.3 million, in one year to less than three years was $2.7 million, in three years to less than five years was $1.7 million and in five or more years was $0.5 million.
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

Financial Instruments	Carrying Amount	Fair Value
Millions
Short-Term and Long-Term Debt (a)
September 30, 2025	$2,247.5	$2,182.0
December 31, 2024	$1,808.0	$1,668.0
(a)Excludes unamortized debt issuance costs.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. Non-financial assets such as equity method investments, goodwill, intangible assets, and property, plant and equipment are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment is recognized. For the quarter and nine months ended September 30, 2025, and the year ended December 31, 2024, there were no indicators of impairment for these non-financial assets.

We continue to monitor changes in the broader energy markets along with wind resource expectations that could indicate impairment at ALLETE Clean Energy wind energy facilities upon contract expirations. A decline or volatility in energy prices, change in operational plans or lower wind resource expectations could result in a future impairment.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT

The following tables present the Company’s short-term and long-term debt as of September 30, 2025, and December 31, 2024:

September 30, 2025	Principal	Unamortized Debt Issuance Costs	Total
Millions
Short-Term Debt	$138.1	—	$138.1
Long-Term Debt	2,109.4	$(10.5)	2,098.9
Total Debt	$2,247.5	$(10.5)	$2,237.0

December 31, 2024
Millions
Short-Term Debt	$94.7	—	$94.7
Long-Term Debt	1,713.3	$(8.6)	1,704.7
Total Debt	$1,808.0	$(8.6)	$1,799.4

We had $16.2 million outstanding standby letters of credit and $95.0 million outstanding draws under our lines of credit as of September 30, 2025 ($16.2 million in standby letters of credit and $20.0 million outstanding draws on our lines of credit as of December 31, 2024). We also have standby letters of credit outstanding under other letter of credit facilities. (See Note 6. Commitments, Guarantees and Contingencies.)

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 5. SHORT-TERM AND LONG-TERM DEBT (Continued)

Financial Covenants. Our long-term debt arrangements contain customary covenants. In addition, our lines of credit and letters of credit supporting certain long-term debt arrangements contain financial covenants. Our compliance with financial covenants is not dependent on debt ratings. The most restrictive financial covenant requires ALLETE to maintain a ratio of indebtedness to total capitalization (as the amounts are calculated in accordance with the respective long-term debt arrangements) of less than or equal to 0.65 to 1.00, measured quarterly. As of September 30, 2025, our ratio was approximately 0.41 to 1.00. Failure to meet this covenant would give rise to an event of default if not cured after notice from the lender, in which event ALLETE may need to pursue alternative sources of funding. Some of ALLETE’s debt arrangements contain “cross-default” provisions that would result in an event of default if there is a failure under other financing arrangements to meet payment terms or to observe other covenants that would result in an acceleration of payments due. ALLETE has no significant restrictions on its ability to pay dividends from retained earnings or net income; however, under the Merger Agreement, the Company has agreed not to declare or pay dividends except for quarterly cash dividends payable by us in respect of shares of our common stock on a schedule consistent with our past practices in an amount not to exceed 5 percent per share more than the dividend payable during the prior 12-month period, subject to certain other exceptions. (See Note 11. Agreement and Plan of Merger.) As of September 30, 2025, ALLETE was in compliance with its financial covenants.

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

Square Butte PPA. As of September 30, 2025, Square Butte had total debt outstanding of $151.6 million. Fuel expenses are recoverable through Minnesota Power’s fuel adjustment clause and include the cost of coal purchased from BNI Energy under a long-term contract. Minnesota Power’s cost of power purchased from Square Butte during the nine months ended September 30, 2025, was $62.4 million ($66.0 million for the same period in 2024). This reflects Minnesota Power’s pro rata share of total Square Butte costs based on the 50 percent output entitlement. Included in this amount was Minnesota Power’s pro rata share of interest expense of $3.1 million ($3.8 million for the same period in 2024). Minnesota Power’s payments to Square Butte are approved as a purchased power expense for ratemaking purposes by both the MPUC and the FERC.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

Future compliance obligations will depend on resolution of the stay and outcomes of related litigation. Additional challenges have been filed against the final FIP rule by the Minnesota coalition parties and other entities, although the Minnesota coalition FIP challenge is currently in abeyance pending resolution of the SIP disapproval case. On June 27, 2024, the U.S. Supreme Court granted an emergency stay of the FIP rule requested by several states and industry groups, staying enforcement pending the D.C. Circuit’s review and any petition for writ of certiorari. In response to the U.S. Supreme Court’s stay order, the EPA published a third interim rule in the Federal Register on November 6, 2024, staying the effectiveness of the Good Neighbor FIP in the 10 remaining covered states, including Wisconsin. On March 10, 2025, the EPA filed a motion with the D.C. Circuit requesting a voluntary remand of its FIP, stating they anticipate completing replacement rulemaking by Fall 2026. The EPA’s current unified agenda outlines a two-phase rulemaking approach plan, beginning with draft Phase 1 and Phase 2 rules in August 2025 and October 2025, respectively; however no proposed rules have yet been published. Anticipated timelines and compliance costs related to final Good Neighbor Plan compliance cannot yet be estimated due to uncertainties about SIP approval resolution, implementation timing, FIP rule outcome, and allowance costs and facility emissions during the ozone season. However, the costs could be material, including costs of additional NOx controls, emission allowance program participation, or operational changes, if any are required. Minnesota Power would seek recovery of additional costs through a rate proceeding. Additionally, final rates in Minnesota Power’s most recent rate case were implemented on March 1, 2025, allowing any necessary allowance purchase costs to transfer to the fuel adjustment clause.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

On April 8, 2025, President Trump issued a proclamation entitled Regulatory Relief for Certain Stationary Sources to Further Promote American Energy. Pursuant to this proclamation, a two-year compliance extension deadline was granted on April 14, 2025, to 47 specific listed sources subject to the 2024 MATS rule, exempting those sources from compliance obligations of the 2024 rule until July 8, 2029; another proclamation was subsequently issued for several additional sources on July 17, 2025. Minnesota Power did not request a deadline extension. On June 17, 2025, the EPA published a proposed rule repealing the majority of the 2024 final MATS rule. A final rule is expected to be issued in December 2025. The Company anticipates this rulemaking will not have material impacts at Boswell.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

On June 17, 2025, the EPA published a proposed rule titled Repeal of Greenhouse Gas Emissions Standards for Fossil Fuel-Fired Electric Generating Units (reconsideration rule) that, if finalized, would repeal either all or certain aspects of the 2024 Section 111 rules. Outcomes from ongoing litigation over the 2024 Section 111 rules, the outcome of the proposed reconsideration rule, and the effects of future litigation will determine the timing of rule effectiveness and the ultimate compliance obligations required by the rule. The EPA also released a proposed rule on July 29, 2025, titled Reconsideration of 2009 Greenhouse Gas Endangerment Finding and Greenhouse Gas Standards seeking to repeal all greenhouse gas emissions standards for vehicles and engines as well as to rescind the EPA’s 2009 endangerment finding related to greenhouse gases. The Company cannot predict the outcome of this rulemaking initiative at this point, but resolution of this matter also has the potential to affect federal greenhouse gas regulations at stationary sources such as power plants.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

We estimate no additional material compliance costs for ELG bottom ash water and FGD requirements. Compliance costs we might incur related to other ELG waste streams (e.g., leachate) or other potential future water discharge regulations at Minnesota Power facilities cannot be estimated; however, the costs could be material, including costs associated with wastewater treatment and re-use. Minnesota Power would seek recovery of additional costs through a rate proceeding. On June 30, 2025, the EPA announced its intent to update the 2024 final ELG Rule by extending certain compliance deadlines and exploring other potential compliance flexibility for sources, such as reconsidering technology-based effluent limitations and requirements. To accomplish this, the EPA released proposed deadline extensions in the form of both a direct final rule and a proposed rule on September 29, 2025. Additional proposed reconsideration rulemaking is expected to occur by November 2025, with final action anticipated by May 2026.

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

Boswell Ash Wastewater Spill. On August 12, 2024, Minnesota Power received a Notice of Violation (NOV) from the MPCA, related to the spill at Boswell from a pipeline carrying ash wastewater from an inactive onsite storage pond to the plant for reuse. The spill, which reached the north bay of Blackwater Lake, was reported by the Company on July 16, 2024. Minnesota Power responded to the MPCA NOV, clarifying certain statements made by the MPCA, as well as providing a written report and required plans. Minnesota Power continues to work with state and federal agencies to evaluate and remediate the impacts from this event. We incurred remediation costs of approximately $2.4 million through the first three quarters of 2025. We are unable to predict the total amount of remediation and other costs or potential financial penalties related to the ash wastewater spill at this time; however, the amounts could be material.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 6. COMMITMENTS, GUARANTEES AND CONTINGENCIES (Continued)
Environmental Matters (Continued)

On May 8, 2024, the EPA's final CCR Legacy Impoundment Rule was published in the Federal Register. The final rule expands the scope of units regulated under the CCR rule to include legacy ponds (inactive surface impoundments at inactive facilities) and creates a new category of units called CCR management units (CCRMU), which includes inactive and closed impoundments and landfills as well as other non-containerized accumulations of CCR at active facilities. The final rule requires all regulated generating facilities to evaluate and identify past deposits of CCR materials on their sites and close or re-close existing CCR units to meet current closure standards, as well as install groundwater monitoring systems, conduct groundwater monitoring, and implement groundwater corrective actions as necessary. The Final Rule requires a final Facility Evaluation Report by February 2027, which will identify regulated units and applicable requirements. Additionally, the EPA finalized portions of the proposed CCR Part B Rule, which allows CCR units to certify closure while conducting groundwater remediation activities. On July 22, 2025, the EPA published a proposed CCRMU Deadline Extension Rule to extend certain CCRMU compliance deadlines by at least one year, including reporting, groundwater monitoring, and closure requirements. We are unable at this time to predict the total impact of compliance relief if the extension rule is finalized; however, any lessened costs are not expected to be material.

Impacts to previously closed CCR units at Boswell and Laskin are anticipated from the CCR Legacy Rule. Compliance costs for Minnesota Power’s Boswell and Laskin facilities are estimated to be between approximately $50 million and $85 million and are expected to be incurred over the next 10 years based on our preliminary assessment. These estimates may be revised as Minnesota Power completes the required facility evaluations. Minnesota Power is expected to seek recovery of these costs through a rate proceeding. The Company included in its 2024 Remaining Life Depreciation Petition filed with the MPUC on September 24, 2024, an additional $67.8 million, the average of the estimated cost range, for the expected investigative costs and the increase in depreciation expense for these facilities. Furthermore, a petition seeking approval of deferred cost accounting treatment for these CCR Legacy Rule compliance costs was filed with the MPUC on December 30, 2024. We recorded depreciation expense related to this rule on the Consolidated Statement of Income through September 30, 2025. At a hearing on October 23, 2025, the MPUC approved Minnesota Power’s request for deferred accounting relating to the CCR legacy rule. (See Note 2. Regulatory Matters.)

Additionally, the EPA released a proposed CCR Part B rulemaking in February 2020 addressing options for beneficial reuse of CCR materials, alternative liner demonstrations and other CCR regulatory revisions. Portions of the Part B rule addressing alternative liner equivalency standards were finalized in November 2020. A final rule establishing the remaining CCR beneficial reuse requirements is expected but has been moved to EPA’s long-term rulemakings, without a publication target date currently. According to its latest Unified Agenda, the EPA plans to publish the final CCR federal permit rule implementing a permitting program for tribal lands and nonparticipating states in December 2026.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

Other Matters

Letters of Credit, Surety Bonds and Other Indemnifications.

We have multiple credit facility agreements in place that provide the ability to issue standby letters of credit to satisfy contractual security requirements across our businesses. As of September 30, 2025, we had $136.8 million of outstanding letters of credit issued, including those issued under our revolving credit facility, and $133.2 million in outstanding surety bonds. We do not believe it is likely that any of these outstanding letters of credit or surety bonds will be drawn upon.

In 2024 and 2025, under the tax credit transferability provision of the Inflation Reduction Act, we entered into agreements with third parties to sell a portion of our renewable tax credits; to date, under these agreements we have indemnified the parties for approximately $93.3 million of renewable tax credits. ALLETE has indemnified the parties for specified claims for reduction, loss, or disallowance of the transferred tax credits on an after-tax basis.

Regulated Operations. As of September 30, 2025, we had $33.9 million outstanding in standby letters of credit and surety bonds at our Regulated Operations which are pledged as security to MISO, the NDPSC and state agencies.

ALLETE Clean Energy. ALLETE Clean Energy is party to PSAs that expire in various years between 2027 and 2039. As of September 30, 2025, ALLETE Clean Energy has $86.2 million outstanding in standby letters of credit and surety bonds, the majority of which are pledged as security under these PSAs.

New Energy. As of September 30, 2025, New Energy had standby letters of credit outstanding of $10.4 million related to the development of renewable energy projects.

Corporate and Other.

BNI Energy. As of September 30, 2025, BNI Energy had surety bonds outstanding of $99.7 million related to the reclamation liability for closing costs associated with its mine and mine facilities. Although its coal supply agreements obligate the customers to provide for the closing costs, additional assurance is required by federal and state regulations. BNI Energy’s total reclamation liability is currently estimated at $99.5 million. BNI Energy does not believe it is likely that any of these outstanding surety bonds will be drawn upon.

Investment in Nobles 2. The Nobles 2 wind energy facility requires standby letters of credit as security for certain contractual obligations. As of September 30, 2025, ALLETE South Wind has $29.7 million outstanding in standby letters of credit, related to its portion of the security requirements relative to its ownership in Nobles 2.

South Shore Energy. As of September 30, 2025, South Shore Energy had $10.1 million outstanding in standby letters of credit pledged as security in connection with the development of NTEC.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 7. EARNINGS PER SHARE AND COMMON STOCK

We compute basic earnings per share using the weighted average number of shares of common stock outstanding during each period. The difference between basic and diluted earnings per share, if any, arises from non-vested restricted stock units and performance share awards granted under our Executive Long-Term Incentive Compensation Plan.

		2025			2024
Reconciliation of Basic and Diluted		Dilutive			Dilutive
Earnings Per Share	Basic	Securities	Diluted	Basic	Securities	Diluted
Millions Except Per Share Amounts
Quarter ended September 30,
Net Income Attributable to ALLETE	$27.1		$27.1	$45.0		$45.0
Average Common Shares	58.1	0.1	58.2	57.8	0.1	57.9
Earnings Per Share	$0.47		$0.46	$0.78		$0.78
Nine Months Ended September 30,
Net Income Attributable to ALLETE	$115.1		$115.1	$128.7		$128.7
Average Common Shares	58.0	0.1	58.1	57.7	0.1	57.8
Earnings Per Share	$1.98		$1.98	$2.23		$2.23

NOTE 8. INCOME TAX EXPENSE

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Millions
Current Income Tax
Federal (a)	$(0.3)	$1.5	$4.0	$8.3
State	1.3	0.6	7.4	7.2
Total Current Income Tax Expense	$1.0	$2.1	$11.4	$15.5
Deferred Income Tax
Federal (b)	$0.2	$(2.7)	$(4.0)	$(12.7)
State	0.6	3.6	1.7	6.1
Investment Tax Credit Amortization	(0.2)	(0.1)	(0.6)	(0.6)
Total Deferred Income Tax Expense (Benefit)	$0.6	$0.8	$(2.9)	$(7.2)
Total Income Tax Expense	$1.6	$2.9	$8.5	$8.3
(a)For the nine months ended September 30, 2025 and 2024, the federal current tax expense is partially offset by tax credits.
(b)For the nine months ended September 30, 2025 and 2024, the federal deferred income tax benefit is primarily due to tax credits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, the Company updates its estimate of the annual effective tax rate and if the estimated annual effective tax rate changes, the Company would make a cumulative adjustment in that quarter.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 8. INCOME TAX EXPENSE(Continued)

	Quarter Ended		Nine Months Ended
Reconciliation of Taxes from Federal Statutory	September 30,		September 30,
Rate to Total Income Tax Expense	2025	2024	2025	2024
Millions
Income Before Income Taxes	$14.9	$35.6	$63.1	$97.7
Statutory Federal Income Tax Rate	21%	21%	21%	21%
Income Taxes Computed at Statutory Federal Rate	$3.2	$7.5	$13.3	$20.5
Increase (Decrease) in Income Tax Due to:
State Income Taxes – Net of Federal Income Tax Benefit	1.4	3.4	7.1	10.5
Production Tax Credits (a)	(1.7)	(8.3)	(8.1)	(25.0)
Investment Tax Credits (a)	(2.0)	(0.4)	(5.6)	(1.6)
Regulatory Differences – Excess Deferred Tax	(2.5)	(2.0)	(7.0)	(7.7)
Non-Controlling Interest in Subsidiaries	2.6	2.4	11.5	7.6
AFUDC – Equity	(0.4)	(0.4)	(1.1)	(1.3)
Nondeductible Portion of Transaction Costs	0.6	0.7	1.4	4.0
Other	0.4	—	(3.0)	1.3
Total Income Tax Expense	$1.6	$2.9	$8.5	$8.3
(a)For the quarter and nine months ended September 30, 2025 and 2024, the credits are presented net of any estimated discount on the sale of certain credits.

For the nine months ended September 30, 2025, the effective tax rate was 13.5 percent (8.5 percent for the nine months ended September 30, 2024). The effective tax rates for 2025 and 2024 were primarily impacted by tax credits.

Uncertain Tax Positions. As of September 30, 2025, we had gross unrecognized tax benefits of $1.1 million ($1.1 million as of December 31, 2024). Of the total gross unrecognized tax benefits, $0.6 million represents the amount of unrecognized tax benefits included on the Consolidated Balance Sheet that, if recognized, would favorably impact the effective income tax rate. The unrecognized tax benefit amounts have been presented as an increase to the net deferred tax liability on the Consolidated Balance Sheet.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Components of Net Periodic Benefit Cost (Credit)	Pension		Other Postretirement
	2025	2024	2025	2024
Millions
Quarter Ended September 30,
Service Cost	$1.6	$1.6	$0.4	$0.3
Non-Service Cost Components (a)
Interest Cost	10.0	9.7	1.0	1.0
Expected Return on Plan Assets	(10.9)	(11.2)	(2.6)	(2.7)
Amortization of Prior Service Credits	—	(0.1)	(1.5)	(2.9)
Amortization of Net Loss (Gain)	1.8	1.7	(0.7)	(0.8)
Net Periodic Benefit Cost (Credit)	$2.5	$1.7	$(3.4)	$(5.1)
Nine Months Ended September 30,
Service Cost	$4.8	$4.9	$1.3	$1.1
Non-Service Cost Components (a)
Interest Cost	29.9	29.0	3.0	2.9
Expected Return on Plan Assets	(32.7)	(33.6)	(8.0)	(8.3)
Amortization of Prior Service Credits	—	(0.1)	(4.4)	(8.7)
Amortization of Net Loss (Gain)	5.5	4.9	(2.0)	(2.4)
Net Periodic Benefit Cost (Credit)	$7.5	$5.1	$(10.1)	$(15.4)
(a)These components of net periodic benefit cost (credit) are included in the line item “Other” under Other Income (Expense) on the Consolidated Statement of Income.

Employer Contributions. For the nine months ended September 30, 2025, we contributed $19.1 million in cash to the defined benefit pension plans ($25.0 million for the nine months ended September 30, 2024); we do not expect to make additional contributions to our defined benefit pension plans in 2025. For the nine months ended September 30, 2025 and 2024, we made no contributions to our other postretirement benefit plans; we do not expect to make any contributions to our other postretirement benefit plans in 2025.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Millions
Operating Revenue
Regulated Operations
Residential	$43.5	$41.9	$139.9	$130.5
Commercial	50.1	49.5	147.1	143.0
Municipal	9.4	9.2	27.2	25.6
Industrial	143.0	149.8	420.1	456.1
Other Power Suppliers	47.2	32.0	141.6	102.4
Other	27.0	28.1	82.2	71.0
Total Regulated Operations	320.2	310.5	958.1	928.6

ALLETE Clean Energy
Long-term PSA	10.8	9.9	39.7	42.2
Sale of Wind Energy Facilities	—	22.9	—	22.9
Other	1.5	1.3	4.4	3.8
Total ALLETE Clean Energy	12.3	34.1	44.1	68.9

New Energy
Sale of Renewable Development Projects	8.0	29.2	36.2	68.7
Other	7.9	2.6	15.7	8.5
Total New Energy	15.9	31.8	51.9	77.2

Corporate and Other
Long-term Contract	23.8	26.7	72.3	79.4
Other	2.8	4.1	9.1	10.9
Total Corporate and Other	26.6	30.8	81.4	90.3
Total Operating Revenue	$375.0	$407.2	$1,135.5	$1,165.0
Net Income (Loss) Attributable to ALLETE
Regulated Operations	$32.5	$34.0	$93.9	$111.9
ALLETE Clean Energy	(3.6)	3.9	4.7	10.1
New Energy	1.3	11.7	15.2	23.4
Corporate and Other	(3.1)	(4.6)	1.3	(16.7)
Total Net Income Attributable to ALLETE	$27.1	$45.0	$115.1	$128.7

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

Quarter Ended September 30, 2025	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$320.2	—	—	$320.2	—	$320.2
Contracts with Customers – Non-utility	—	$10.8	$15.9	26.7	$26.6	53.3
Other – Non-utility	—	1.5	—	1.5	—	1.5
Total Operating Revenue	320.2	12.3	15.9	348.4	26.6	375.0

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	121.1	—	—	121.1
Transmission Services – Utility	19.2	—	—	19.2
Cost of Sales – Non-utility	—	—	8.8	8.8
Operating and Maintenance	65.1	12.9	7.0	85.0
Depreciation and Amortization	53.3	14.5	0.9	68.7
Taxes Other than Income Taxes	13.4	2.7	—	16.1
Other Segment Income (Expense) Items (a)	(15.6)	14.2	2.1	0.7
Net Income (Loss) Attributable to ALLETE	$32.5	$(3.6)	$1.3	$30.2	$(3.1)	$27.1
Other Segment Information:
Depreciation and Amortization	$53.3	$14.5	$0.9	$68.7	$3.8	$72.5
Interest Expense	$(17.7)	—	$(1.3)	$(19.0)	$(6.6)	$(25.6)
Equity Earnings	$6.7	—	—	$6.7	$(1.1)	$5.6
Income Tax Expense (Benefit)	$7.9	$(3.3)	$(1.2)	$3.4	$(1.8)	$1.6
Assets	$4,864.8	$1,440.8	$411.7	$6,717.3	$435.6	$7,152.9
Equity Investment	$215.8	—	—	$215.8	$141.9	$357.7
Capital Expenditures	$237.4	$1.1	$20.0	$258.5	$3.6	$262.1

Quarter Ended September 30, 2024	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$310.5	—	—	$310.5	—	$310.5
Contracts with Customers – Non-utility	—	$32.8	$31.8	64.6	$30.8	95.4
Other – Non-utility	—	1.3	—	1.3	—	1.3
Total Operating Revenue	310.5	34.1	31.8	376.4	30.8	407.2

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	117.2	—	—	117.2
Transmission Services – Utility	19.6	—	—	19.6
Cost of Sales – Non-utility	—	18.3	8.3	26.6
Operating and Maintenance	63.6	12.3	6.5	82.4
Depreciation and Amortization	52.2	14.4	0.5	67.1
Taxes Other than Income Taxes	12.4	2.2	—	14.6
Other Segment Income (Expense) Items (a)	(11.5)	17.0	(4.8)	0.7
Net Income (Loss) Attributable to ALLETE	$34.0	$3.9	$11.7	$49.6	$(4.6)	$45.0
Other Segment Information:
Depreciation and Amortization	$52.2	$14.4	$0.5	$67.1	$3.7	$70.8
Interest Expense	$(16.7)	—	$(1.0)	$(17.7)	$(2.6)	$(20.3)
Equity Earnings	$6.1	—	—	$6.1	$(1.0)	$5.1
Income Tax Expense (Benefit)	$5.0	$(4.8)	$4.2	$4.4	$(1.5)	$2.9
Assets	$4,410.3	$1,581.6	$333.3	$6,325.2	$412.0	$6,737.2
Equity Investment	$190.3	—	—	$190.3	$147.6	$337.9
Capital Expenditures	$73.8	$2.7	$8.2	$84.7	$1.1	$85.8
(a)    Other Segment Income Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and interest expense, income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy and New Energy.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 10. BUSINESS SEGMENTS (Continued)

Nine Months Ended September 30, 2025	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$958.1	—	—	$958.1	—	$958.1
Contracts with Customers – Non-utility	—	$39.7	$51.9	91.6	$81.4	173.0
Other – Non-utility	—	4.4	—	4.4	—	4.4
Total Operating Revenue	958.1	44.1	51.9	1,054.1	81.4	1,135.5

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	358.5	—	—	358.5
Transmission Services – Utility	57.5	—	—	57.5
Cost of Sales – Non-utility	—	—	22.4	22.4
Operating and Maintenance	202.4	40.6	19.2	262.2
Depreciation and Amortization	158.1	43.5	2.0	203.6
Taxes Other than Income Taxes	40.0	8.2	—	48.2
Other Segment Income (Expense) Items (a)	(47.7)	52.9	6.9	12.1
Net Income Attributable to ALLETE	$93.9	$4.7	$15.2	$113.8	$1.3	$115.1
Other Segment Information:
Depreciation and Amortization	$158.1	$43.5	$2.0	$203.6	$11.8	$215.4
Interest Expense	$(52.2)	—	$(2.9)	$(55.1)	$(15.0)	$(70.1)
Equity Earnings	$19.6	—	—	$19.6	$(2.1)	$17.5
Income Tax Expense (Benefit)	$23.3	$(8.5)	$(0.2)	$14.6	$(6.1)	$8.5
Assets	$4,864.8	$1,440.8	$411.7	$6,717.3	$435.6	$7,152.9
Equity Investment	$215.8	—	—	$215.8	$141.9	$357.7
Capital Expenditures	$489.2	$5.3	$36.1	$530.6	$7.2	$537.8

Nine Months Ended September 30, 2024	Regulated Operations	ALLETE Clean Energy	New Energy	Total Reportable Segments	Corporate and Other / Eliminations	Consolidated
Millions
Contracts with Customers – Utility	$928.6	—	—	$928.6	—	$928.6
Contracts with Customers – Non-utility	—	$65.1	$77.2	142.3	$90.3	232.6
Other – Non-utility	—	3.8	—	3.8	—	3.8
Total Operating Revenue	928.6	68.9	77.2	1,074.7	90.3	1,165.0

Significant Segment Expenses:
Fuel, Purchased Power and Gas – Utility	358.9	—	—	358.9
Transmission Services – Utility	43.9	—	—	43.9
Cost of Sales – Non-utility	—	18.3	25.3	43.6
Operating and Maintenance	197.1	37.5	18.9	253.5
Depreciation and Amortization	145.4	43.2	1.5	190.1
Taxes Other than Income Taxes	41.8	6.7	—	48.5
Other Segment Income (Expense) Items (a)	(29.6)	46.9	(8.1)	9.2
Net Income (Loss) Attributable to ALLETE	$111.9	$10.1	$23.4	$145.4	$(16.7)	$128.7
Other Segment Information:
Depreciation and Amortization	$145.4	$43.2	$1.5	$190.1	$11.7	$201.8
Interest Expense	$(49.0)	$(0.2)	$(3.3)	$(52.5)	$(8.3)	$(60.8)
Equity Earnings	$17.8	—	—	$17.8	$(1.3)	$16.5
Income Tax Expense (Benefit)	$13.7	$(13.3)	$7.8	$8.2	$0.1	$8.3
Assets	$4,410.3	$1,581.6	$333.3	$6,325.2	$412.0	$6,737.2
Equity Investment	$190.3	—	—	$190.3	$147.6	$337.9
Capital Expenditures	$203.8	$4.3	$13.3	$221.4	$8.1	$229.5
(a)    Other Segment Items consist of interest expense, equity earnings, AFUDC – Equity and income tax expense for Regulated Operations, and interest expense, income tax benefit and net loss attributable to non-controlling interest for ALLETE Clean Energy and New Energy.
ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

NOTE 11. AGREEMENT AND PLAN OF MERGER (Continued)

On July 10, 2024, ALLETE filed a definitive proxy statement relating to the special meeting of the shareholders held on August 21, 2024. At the special meeting, the shareholders of ALLETE voted to approve and adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger, among other matters.

On July 19, 2024, ALLETE filed requests for approval of the Merger with the MPUC, PSCW and FERC. On October 7, 2024, the MPUC issued an order referring the docket to the Minnesota Office of Administrative Hearings for a contested case proceeding and requesting the Administrative Law Judge (ALJ) issue a report and recommendation by July 15, 2025. On July 11, 2025, ALLETE announced a settlement agreement with the Minnesota Department of Commerce (MN DOC). As part of the agreement, the MN DOC will support the acquisition of ALLETE as being consistent with the public interest and recommend approval by the MPUC. On July 15, 2025, the ALJ issued its report, which included a non-binding recommendation to deny the acquisition of ALLETE. On October 3, 2025, the MPUC held a public hearing in which the MPUC voted in favor of approval of the Merger. In connection with the MPUC’s public hearing, a written order is expected to follow. The consummation of the Merger remains subject to the satisfaction of certain closing conditions, including the receipt of the MPUC’s written order approving the Merger. The transaction is expected to close in late 2025 following issuance of the MPUC’s written order.

ALLETE also received approval from FERC on December 19, 2024, and in an order dated June 3, 2025, the PSCW approved the acquisition. ALLETE also received approval from CFIUS and all required international approvals in the third quarter of 2024. On January 31, 2025, ALLETE filed notification and report forms with the Antitrust Division of the Department of Justice and the Federal Trade Commission under the HSR Act with the applicable waiting periods expiring in the first quarter of 2025. Approval of the Merger from these and other regulators is required for consummation of the Merger.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

ALLETE is incorporated under the laws of Minnesota. Our corporate headquarters are in Duluth, Minnesota. Statistical information is presented as of September 30, 2025, unless otherwise indicated. All subsidiaries are wholly-owned unless otherwise specifically indicated. References in this report to “we,” “us” and “our” are to ALLETE and its subsidiaries, collectively.

On May 5, 2024, ALLETE entered into the Merger Agreement. The Merger Agreement provides that, on and subject to the conditions set forth therein, Alloy Merger Sub will merge with and into ALLETE, with ALLETE continuing as the surviving corporation in the Merger and becoming a subsidiary of Alloy Parent. (See Note 11. Agreement and Plan of Merger.)

Financial Overview

The following net income discussion summarizes a comparison of the nine months ended September 30, 2025, to the nine months ended September 30, 2024.

Net income attributable to ALLETE for the nine months ended September 30, 2025, was $115.1 million, or $1.98 per diluted share, compared to $128.7 million, or $2.23 per diluted share, for the same period in 2024. Net income in 2025 includes merger-related expenses of $8.5 million after-tax, or $0.15 per share. Net income in 2024 included merger-related expenses of $19.5 million after-tax, or $0.34 per share. (See Note 11. Agreement and Plan of Merger.)

Regulated Operations net income attributable to ALLETE was $93.9 million for the nine months ended September 30, 2025, compared to $111.9 million for the same period in 2024. Net income at Minnesota Power was lower than 2024 reflecting lower margins from industrial customers, lower transmission margins, higher operating and maintenance expense and higher depreciation expense. These decreases were partially offset by higher margins from residential and municipal customers. Net income at SWL&P was higher than 2024 reflecting new rates implemented in 2025 as well as higher kWh and gas sales. Our after-tax equity earnings in ATC were higher than 2024 primarily due to additional equity investments. (See Note 3. Equity Investments.)

ALLETE Clean Energy net income attributable to ALLETE was $4.7 million for the nine months ended September 30, 2025, compared to $10.1 million for the same period in 2024. Net income in 2024 also included a $3.5 million after-tax gain on the sale of the Whitetail wind project. Net income in 2025 reflects higher operating expenses, partially offset by higher production at ALLETE Clean Energy’s tax equity financed wind energy facilities. Net income in 2024 was negatively impacted by a network outage located near the Caddo wind energy facility.

New Energy net income attributable to ALLETE was $15.2 million for the nine months ended September 30, 2025, compared to net income of $23.4 million for the same period in 2024. Net income in 2025 includes lower sales of renewable energy projects due to the timing of project closings. This decrease was partially offset by higher earnings from tax equity financed solar energy facilities and higher investment tax credits.

Corporate and Other net income attributable to ALLETE was $1.3 million for the nine months ended September 30, 2025, compared to a net loss of $16.7 million for the same period in 2024. Net income in 2025 reflects lower merger-related expenses compared to 2024 and lower income tax expense resulting from period over period differences in recording income tax expense at the effective tax rate. Merger-related expenses were $8.5 million after-tax in 2025 and $19.5 million in 2024. (See Note 11. Agreement and Plan of Merger.)

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2025 AND 2024

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Quarter Ended September 30,	2025	2024
Millions
Operating Revenue – Utility	$320.2	$310.5
Fuel, Purchased Power and Gas – Utility	121.1	117.2
Transmission Services – Utility	19.2	19.6
Operating and Maintenance	65.1	63.6
Depreciation and Amortization	53.3	52.2
Taxes Other than Income Taxes	13.4	12.4
Operating Income	48.1	45.5
Interest Expense	(17.7)	(16.7)
Equity Earnings	6.7	6.1
Other Income	3.3	4.1
Income Before Income Taxes	40.4	39.0
Income Tax Expense	7.9	5.0
Net Income Attributable to ALLETE	$32.5	$34.0

Operating Revenue – Utility increased $9.7 million from 2024 primarily due to higher cost recovery rider revenue and higher revenue from kWh sales, partially offset by lower fuel adjustment clause recoveries compared to 2024.

Cost recovery rider revenue increased $8.7 million primarily due to fewer production tax credits generated by Minnesota Power in 2025 compared to 2024. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

Revenue from kWh sales increased by $8.3 million from 2024 reflecting higher sales and favorable pricing to other power suppliers, partially offset by lower sales to residential, commercial, industrial, and municipal customers. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased reflecting additional energy available for sale resulting from lower industrial sales. Sales to residential, commercial, and municipal customers decreased from 2024 primarily due to milder weather in 2025 compared to 2024. Sales to industrial customers decreased primarily due to lower sales to taconite customers in 2025 compared to 2024. (See Outlook – Industrial Customers.)

Kilowatt-hours Sold			Variance
Quarter Ended September 30,	2025	2024	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	259	262	(3)	(1.1)%
Commercial	346	354	(8)	(2.3)%
Industrial	1,573	1,715	(142)	(8.3)%
Municipal	118	120	(2)	(1.7)%
Total Retail and Municipal	2,296	2,451	(155)	(6.3)%
Other Power Suppliers	725	616	109	17.7%
Total Regulated Utility Kilowatt-hours Sold	3,021	3,067	(46)	(1.5)%

Revenue from electric sales to taconite customers accounted for 29 percent of regulated operating revenue in 2025 (32 percent in 2024). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2025 (5 percent in 2024). Revenue from electric sales to pipelines and other industrial customers accounted for 10 percent of regulated operating revenue in 2025 (11 percent in 2024).

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2025 AND 2024 (Continued)
Regulated Operations (Continued)

Fuel adjustment clause revenue decreased $10.0 million primarily due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses increased $7.1 million, or 3 percent, from 2024.

Fuel, Purchased Power and Gas – Utility expense increased $3.9 million from 2024 primarily due to higher kWh sales to other power suppliers and higher purchased power prices, partially offset by lower sales to retail customers.

Operating and Maintenance expense increased $1.5 million, or 2 percent, from 2024 primarily due to higher energy conservation and optimization plan expenses compared to 2024.

Depreciation and Amortization expense increased $1.1 million, or 2 percent, from 2024 primarily due to a higher plant in service balance in 2025 compared to 2024.

Taxes Other than Income Taxes increased $1 million, or 8 percent, from 2024 primarily due to higher property tax expense.

Interest Expense increased $1 million from 2024 reflecting higher interest rates and average debt balances in 2025 compared to 2024.

Income Tax Expense increased $2.9 million from 2024 primarily due to lower production tax credits.

ALLETE Clean Energy

Quarter Ended September 30,	2025	2024
Millions
Operating Revenue
Contracts with Customers – Non-utility	$10.8	$32.8
Other – Non-utility (a)	1.5	1.3
Cost of Sales – Non-utility	—	18.3
Operating and Maintenance	12.9	12.3
Depreciation and Amortization	14.5	14.4
Taxes Other than Income Taxes	2.7	2.2
Operating Loss	(17.8)	(13.1)
Other Income	0.7	2.0
Loss Before Income Taxes	(17.1)	(11.1)
Income Tax Benefit	(3.3)	(4.8)
Net Loss	(13.8)	(6.3)
Net Loss Attributable to Non-Controlling Interest	(10.2)	(10.2)
Net Income (Loss) Attributable to ALLETE	$(3.6)	$3.9
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $21.8 million, or 64 percent, from 2024. Operating revenue in 2024 reflecting revenue of $22.9 million for the sale of ALLETE Clean Energy’s Whitetail wind project in 2024.

Cost of Sales – Non-utility decreased $18.3 million from 2024 reflecting the sale of ALLETE Clean Energy’s Whitetail wind project in 2024.

Operating and Maintenance expense increased $0.6 million from 2024 primarily due to business interruption insurance proceeds at Diamond Spring in 2024 related to a transformer outage in the first half of 2024.

Other Income decreased $1.3 million from 2024 primarily due to lower interest income in 2025 compared to 2024.

Income Tax Benefit decreased $1.5 million from 2024 primarily due to lower production tax credits.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 2025 AND 2024 (Continued)

New Energy

Operating Revenue decreased $15.9 million, or 50 percent, from 2024 primarily due to lower sales of renewable energy projects reflecting the timing of project sales.

Net Income Attributable to ALLETE was $1.3 million in 2025 compared to net income of $11.7 million in 2024. Net income in 2025 includes lower sales of renewable energy projects compared to 2024 due to timing of project closings. These decreases were partially offset by higher earnings from tax equity financed solar energy facilities and higher investment tax credits.

Corporate and Other

Operating Revenue decreased $4.2 million, or 14 percent, from 2024 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2025 compared to 2024.

Net Loss Attributable to ALLETE of $3.1 million in 2025 compared to a net loss of $4.6 million in 2024. The net loss in 2025 reflects lower merger-related expenses compared to 2024 and lower income tax expense resulting from period over period differences in recording income tax expense at the effective tax rate. Merger-related expenses were $3.1 million after-tax in 2025 and $3.8 million after-tax in 2024. (See Note 11. Agreement and Plan of Merger.)

Income Taxes – Consolidated

For the quarter ended September 30, 2025, the effective tax rate was a expense of 10.7 percent (expense of 8.1 percent for the quarter ended September 30, 2024). The lower effective tax rate is primarily due to lower pre-tax income.

We expect our annual effective tax rate in 2025 to be lower than 2024 primarily due to lower estimated pre-tax income. The estimated annual effective tax rate can differ from what a quarterly effective tax rate would otherwise be on a standalone basis, and this may cause quarter to quarter differences in the timing of income taxes. (See Note 8. Income Tax Expense.)

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(See Note 10. Business Segments for financial results by segment.)

Regulated Operations

Nine Months Ended September 30,	2025	2024
Millions
Operating Revenue – Utility	$958.1	$928.6
Fuel, Purchased Power and Gas – Utility	358.5	358.9
Transmission Services – Utility	57.5	43.9
Operating and Maintenance	202.4	197.1
Depreciation and Amortization	158.1	145.4
Taxes Other than Income Taxes	40.0	41.8
Operating Income	141.6	141.5
Interest Expense	(52.2)	(49.0)
Equity Earnings	19.6	17.8
Other Income	8.2	15.3
Income Before Income Taxes	117.2	125.6
Income Tax Expense	23.3	13.7
Net Income Attributable to ALLETE	$93.9	$111.9

Operating Revenue – Utility increased $29.5 million from 2024 primarily due to higher revenue from kWh sales, cost recovery rider revenue, transmission revenue and gas sales. This increase was partially offset by lower fuel adjustment clause recoveries compared to 2024.

Revenue from kWh sales increased $20.5 million from 2024 reflecting higher sales to residential, commercial and municipal customers as well as higher sales to other power suppliers, partially offset by lower sales to industrial customers. Sales to residential, commercial and municipal customers increased from 2024 primarily due to colder weather in the first quarter of 2025 compared to 2024. Sales to other power suppliers, which are sold at market-based prices into the MISO market on a daily basis or through PSAs of various durations, increased reflecting higher market sales in 2025 compared to 2024. Sales to industrial customers decreased primarily due to lower sales to taconite customers in 2025 compared to 2024. (See Outlook – Industrial Customers.)

Kilowatt-hours Sold			Variance
Nine Months Ended September 30,	2025	2024	Quantity	%
Millions
Regulated Utility
Retail and Municipal
Residential	822	793	29	3.7%
Commercial	1,004	999	5	0.5%
Industrial	4,677	5,242	(565)	(10.8)%
Municipal	358	350	8	2.3%
Total Retail and Municipal	6,861	7,384	(523)	(7.1)%
Other Power Suppliers	2,632	1,952	680	34.8%
Total Regulated Utility Kilowatt-hours Sold	9,493	9,336	157	1.7%

Revenue from electric sales to taconite customers accounted for 28 percent of regulated operating revenue in 2025 (33 percent in 2024). Revenue from electric sales to paper, pulp and secondary wood product customers accounted for 5 percent of regulated operating revenue in 2025 (5 percent in 2024). Revenue from electric sales to pipelines and other industrial customers accounted for 10 percent of regulated operating revenue in 2025 (11 percent in 2024).

Cost recovery rider revenue increased $20.0 million reflecting fewer production tax credits generated by Minnesota Power in 2025 compared to 2024. If production tax credits are generated at a level below those assumed in Minnesota Power’s retail rates, an increase in cost recovery rider revenue is recognized to offset the impact of higher production tax credits on income tax expense.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Continued)
Regulated Operations (Continued)

Transmission revenue increased $11.2 million primarily due to higher MISO-related revenue. Transmission revenue in 2024 included the refund of MISO transmission payments that were over collected during 2023. (See Transmission Services – Utility).

Revenue from gas sales at SWL&P increased $4.7 million reflecting the implementation of new rates beginning January 1, 2025, higher gas sales resulting from colder winter weather and higher gas prices in 2025 compared to 2024. (See Fuel, Purchased Power and Gas – Utility.)

Fuel adjustment clause revenue decreased $31.5 million primarily due to lower fuel and purchased power costs attributable to retail and municipal customers. (See Fuel, Purchased Power and Gas – Utility.)

Operating Expenses increased $29.4 million, or 4 percent, from 2024.

Fuel, Purchased Power and Gas – Utility expense decreased $0.4 million, from 2024 primarily due to lower fuel costs and more company-owned generation in 2025 compared to 2024 resulting in fewer sales being supplied through higher cost purchased power. These decreases were partially offset by higher kWh sales as well as higher gas sales and prices.

Transmission Services – Utility expense increased $13.6 million, or 31 percent, from 2024 primarily due to higher MISO-related expense. Transmission Services – Utility expense in 2024 included the refund of MISO transmission payments that were over billed during 2023 (See Operating Revenue – Utility).

Operating and Maintenance expense increased $5.3 million, or 3 percent, from 2024 primarily due to mitigation costs related to the ash wastewater spill at Boswell. (See Note 6. Commitments, Guarantees and Contingencies.) Operating and Maintenance expense in 2025 also reflected higher energy conservation and optimization plan expenses compared to 2024.

Depreciation and Amortization expense increased $12.7 million, or 9 percent, from 2024 primarily due to a higher plant in service balance in 2025 and the impact of estimated compliance costs related to the EPA’s CCR Legacy Impoundment Rule finalized in May 2024. (See Note 2. Regulatory Matters and Note 6. Commitments, Guarantees and Contingencies.)

Taxes Other than Income Taxes decreased $1.8 million, or 4 percent, from 2024 primarily due to lower property tax expense.

Interest Expense increased $3.2 million from 2024 reflecting higher interest rates and average debt balances in 2025 compared to 2024.

Other Income decreased $7.1 million from 2024 reflecting higher pension and other postretirement benefit plan non-service costs.

Income Tax Expense increased $9.6 million from 2024 primarily due to lower production tax credits.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Continued)
ALLETE Clean Energy

Nine Months Ended September 30,	2025	2024
Millions
Operating Revenue
Contracts with Customers – Non-utility	$39.7	$65.1
Other – Non-utility (a)	4.4	3.8
Cost of Sales – Non-utility	—	18.3
Operating and Maintenance	40.6	37.5
Depreciation and Amortization	43.5	43.2
Taxes Other than Income Taxes	8.2	6.7
Operating Loss	(48.2)	(36.8)
Interest Expense	—	(0.2)
Other Income	2.2	5.4
Loss Before Income Taxes	(46.0)	(31.6)
Income Tax Benefit	(8.5)	(13.3)
Net Loss	(37.5)	(18.3)
Net Loss Attributable to Non-Controlling Interest	(42.2)	(28.4)
Net Income Attributable to ALLETE	$4.7	$10.1
(a)Represents non-cash amortization of differences between contract prices and estimated market prices on assumed PSAs.

Operating Revenue decreased $24.8 million from 2024. Operating revenue in 2024 reflecting revenue of $22.9 million for the sale of ALLETE Clean Energy’s Whitetail wind project in 2024. Operating revenue in 2025 reflected less favorable pricing at the Diamond Spring wind energy facility in 2025 compared to 2024, partially offset by higher kWh sales at various wind energy facilities. Operating revenue in 2024 was negatively impacted by a network outage located near Caddo. The network outage began in the fourth quarter of 2023 resulting from a forced outage of a substation and the transmission lines feeding that substation. This forced outage increased congestion experienced by Caddo resulting in lower kWh sales and pricing in 2024. The forced outage was resolved in June 2024.

Cost of Sales – Non-utility decreased $18.3 million from 2024 reflecting the sale of ALLETE Clean Energy’s Whitetail wind project in 2024.

Operating and Maintenance expense increased $3.1 million from 2024 primarily due to business interruption insurance proceeds at Diamond Spring in 2024 related to a transformer outage in the first half of 2024.

Taxes Other Than Income Taxes increased $1.5 million from 2024 primarily due to higher property tax expense.

Other Income decreased $3.2 million from 2024 primarily due to lower interest income in 2025 compared to 2024.

Income Tax Benefit decreased $4.8 million from 2024 primarily due to lower production tax credits.

Net Loss Attributable to Non-Controlling Interest increased $13.8 million from 2024 reflecting higher production at ALLETE Clean Energy’s tax equity financed wind energy facilities. Net Loss Attributable to Non-Controlling Interest in 2024 reflected the impact of a network outage near Caddo.

New Energy

Operating Revenue decreased $25.3 million, or 33 percent, from 2024 primarily due to lower sales of renewable energy projects reflecting the timing of project sales.

Net Income Attributable to ALLETE was $15.2 million in 2025 compared to net income of $23.4 million in 2024. Net income in 2025 includes lower sales of renewable energy projects due to the timing of project closings. This decrease was partially offset by higher earnings from tax equity financed solar energy facilities and higher investment tax credits.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Continued)

Corporate and Other

Operating Revenue decreased $8.9 million, or 10 percent, from 2024 primarily due to lower revenue at BNI Energy, which operates under cost-plus fixed fee contracts, as a result of lower expenses and fewer tons sold in 2025 compared to 2024.

Net Income Attributable to ALLETE was $1.3 million in 2025 compared to a net loss of $16.7 million in 2024. Net income in 2025 reflects lower merger-related expenses compared to 2024 and lower income tax expense resulting from period over period differences in recording income tax expense at the effective tax rate. Merger-related expenses were $8.5 million after-tax in 2025 and $19.5 million in 2024. (See Note 11. Agreement and Plan of Merger.)

Income Taxes – Consolidated

For the nine months ended September 30, 2025, the effective tax rate was an expense of 13.5 percent (8.5 percent for the nine months ended September 30, 2024). The higher effective tax rate for 2025 is primarily due to higher loss attributable to non-controlling interest and lower tax credits.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

OUTLOOK

For additional information see our 2024 Form 10-K.

On May 5, 2024, ALLETE entered into the Merger Agreement. (See Note 11. Agreement and Plan of Merger.) As a result of the Merger, transaction costs are expected to be material in 2025. On October 3, 2025, the MPUC held a public hearing in which the MPUC voted in favor of approval of the Merger. In connection with the MPUC’s public hearing, a written order is expected to follow.

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

Budget Reconciliation Bill H.R. 1. On July 4, 2025, the budget reconciliation bill H.R. 1 was enacted, which includes various tax reform provisions including provisions modifying, terminating, and accelerating the phase out of a wide range of energy tax credits enacted by the Inflation Reduction Act of 2022. We have evaluated the impacts of this legislation on our businesses and consolidated financial statements and determined that it did not have a material impact.

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

Industrial Customers.

Industrial Customers. Electric power is one of several key inputs in the taconite mining, paper, pulp and secondary wood products, pipeline and other industries. Approximately 49 percent of our regulated utility kWh sales in the nine months ended September 30, 2025, were made to our industrial customers (56 percent in the nine months ended September 30, 2024). We expect industrial sales for the full year of 2025 to be approximately 6.3 million MWh reflecting lower sales to taconite customers. (See Taconite – Cleveland-Cliffs, Inc.)

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

Cleveland-Cliffs, Inc. (Cliffs). Cliffs is the largest flat-rolled steel producer and the largest iron ore pellet producer in North America, and has several iron ore pellet facilities served by Minnesota Power. In March 2025, Cliffs announced it would temporarily idle its Minorca Mine in Virginia, Minnesota, and partially idle Hibbing Taconite in Hibbing, Minnesota. Both of these plants are Large Power industrial customers of Minnesota Power. The Hibbing Taconite plant has the capability to annually produce approximately 8 million tons of blast furnace-grade pellets and the Minorca plant has the capability to produce approximately 3 million tons of blast-furnace grade pellets.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

HVDC Transmission System Project. On June 1, 2023, Minnesota Power submitted an application for a certificate of need and route permit with the MPUC to replace aging critical infrastructure and modernize the terminal stations of its HVDC transmission line. In an October 25, 2024, order, the MPUC approved the certificate of need and route permit. Minnesota Power uses the 465-mile, 250-kV HVDC transmission line that runs from Center, North Dakota, to Duluth, Minnesota, to transport wind energy from North Dakota while gradually phasing out coal-based electricity delivered to its system over this transmission line from Square Butte’s lignite coal-fired generating unit. On March 17, 2025, the FERC approved Minnesota Power's request to recover on construction work in progress related to this project from Minnesota Power’s wholesale customers for project assets in Minnesota and conditionally approved its request related to project assets located in North Dakota. The HVDC transmission system project is expected to improve reliability of the transmission system, improve system resiliency, expand the operating capacity of the HVDC terminals, and replace critical infrastructure. Construction on the Minnesota end of the project began in 2025. Construction on the North Dakota end of the project will begin later in 2025, pending regulatory approvals in North Dakota. The project will be placed in-service between 2028 and 2030. The project is estimated to cost between $800 million and $940 million. On October 2, 2025, and October 17, 2025, Minnesota Power received notice from the U.S. Department of Energy (DOE) stating that the DOE had terminated a $50 million grant originally selected for award on October 18, 2023, for the HVDC transmission system project. Minnesota Power is currently reviewing its options to contest the asserted DOE grant termination. In addition, this project was awarded $15 million in state funding as part of an energy and climate budget bill passed by the Minnesota Legislature in 2023. Further, Minnesota Power’s application to the Minnesota Department of Commerce (MN DOC) State Competitiveness Fund Match Program received notification the MN DOC is reserving $10 million as a cost share for the project.

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Liquidity Position. ALLETE is well-positioned to meet the Company’s liquidity needs. As of September 30, 2025, we had cash and cash equivalents of $78.7 million, $250.8 million in available consolidated lines of credit, 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets, the option (per the Merger Agreement) to request that Alloy Parent purchase up to a total of $300 million of preferred stock of ALLETE in the second half of 2025 (see Securities), and a debt-to-capital ratio of 40 percent.

Capital Structure. ALLETE’s capital structure is as follows:

	September 30, 2025	%	December 31, 2024	%
Millions
ALLETE Equity	$2,851.9	51	$2,848.0	55
Non-Controlling Interest in Subsidiaries	491.3	9	542.1	10
Short-Term and Long-Term Debt (a)	2,247.5	40	1,808.0	35
Redeemable Non-Controlling Interest	0.7	—	0.4	—
	$5,591.4	100	$5,198.5	100
(a)Excludes unamortized debt issuance costs.

Cash Flows. Selected information from the Consolidated Statement of Cash Flows is as follows:

For the Nine Months Ended September 30,	2025	2024
Millions
Cash, Cash Equivalents and Restricted Cash at Beginning of Period	$55.2	$79.4
Cash Flows provided by (used in)
Operating Activities	253.0	367.3
Investing Activities	(556.3)	(219.9)
Financing Activities	329.3	(115.8)
Change in Cash, Cash Equivalents and Restricted Cash	26.0	31.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$81.2	$111.0

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

Working Capital. Additional working capital, if and when needed, generally is provided by consolidated bank lines of credit and the issuance of securities, including long-term debt, common stock and commercial paper. As of September 30, 2025, we had consolidated bank lines of credit aggregating $362.0 million ($362.0 million as of December 31, 2024), the majority of which expire in January 2028. (See Note 5. Short-Term and Long-Term Debt.) We had $16.2 million outstanding standby letters of credit and $95.0 million outstanding draws under our lines of credit as of September 30, 2025 ($16.2 million in standby letters of credit and $20.0 million outstanding draws on our lines of credit as of December 31, 2024). As of September 30, 2025, we also had $120.6 million outstanding in standby letters of credit under other credit facility agreements.

In addition, as of September 30, 2025, we had 2.3 million original issue shares of our common stock available for issuance through Invest Direct, our direct stock purchase and dividend reinvestment plan, and 2.1 million original issue shares of common stock available for issuance through a distribution agreement with Lampert Capital Markets. (See Securities.) The amount and timing of future sales of our securities will depend upon market conditions and our specific needs.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

During the nine months ended September 30, 2025, we issued 0.2 million shares of common stock through Invest Direct, ESPP, and RSOP, resulting in net proceeds of $9.6 million (0.3 million shares were issued for the nine months ended September 30, 2024, resulting in net proceeds of $9.9 million).

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

Capital Requirements. Our capital expenditures for 2025 are now expected to be approximately $850 million reflecting higher capital expenditures at Minnesota Power primarily related to timing of expenditures for the HVDC transmission system project. For the nine months ended September 30, 2025, capital expenditures totaled $537.8 million ($229.5 million for the nine months ended September 30, 2024). The expenditures were primarily made in the Regulated Operations segment.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

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

Employees.

As of September 30, 2025, ALLETE had 1,642 employees, of which 1,597 were full-time.

Minnesota Power and SWL&P have an aggregate of 499 employees covered under collective bargaining agreements, of which most are members of International Brotherhood of Electrical Workers (IBEW) Local 31. The current labor agreements with IBEW Local 31 expire on April 30, 2028, for Minnesota Power and January 31, 2029, for SWL&P.

BNI Energy has 179 employees, of which 133 are subject to a labor agreement with IBEW Local 1593. The current labor agreement with IBEW Local 1593 expires on March 31, 2026.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements are discussed in Note 1. Operations and Significant Accounting Policies.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SECURITIES INVESTMENTS

Available-for-Sale Securities. As of September 30, 2025, our available-for-sale securities portfolio consisted primarily of securities held in other postretirement plans to fund employee benefits.

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

INTEREST RATE RISK

We are exposed to risks resulting from changes in interest rates as a result of our issuance of variable rate debt. We manage our interest rate risk by varying the issuance and maturity dates of our fixed rate debt, limiting the amount of variable rate debt, and continually monitoring the effects of market changes in interest rates. We may also enter into derivative financial instruments, such as interest rate swaps, to mitigate interest rate exposure. Interest rates on variable rate long-term debt are reset on a periodic basis reflecting prevailing market conditions. Based on the variable rate debt outstanding as of September 30, 2025, an increase of 100 basis points in interest rates would impact the amount of pre-tax interest expense by $1.2 million. This amount was determined by considering the impact of a hypothetical 100 basis point increase to the average variable interest rate on the variable rate debt outstanding as of September 30, 2025.

ALLETE, Inc. Third Quarter 2025 Form 10-Q

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2025, evaluations were performed, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, on the effectiveness of the design and operation of ALLETE’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (Exchange Act)). Based upon those evaluations, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective to provide assurance that information required to be disclosed in ALLETE’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ALLETE, Inc. Third Quarter 2025 Form 10-Q

ITEM 5.  OTHER INFORMATION

Trading Plans. During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
99
ALLETE News Release dated October 31, 2025, announcing 2025 third quarter earnings. (This exhibit has been furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.)

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
ALLETE, Inc. Third Quarter 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLETE, INC.

October 31, 2025	/s/ Jeffrey J. Scissons
Jeffrey J. Scissons
Vice President, Chief Financial Officer and Corporate Treasurer
(Principal Financial Officer)

October 31, 2025	/s/ Colin B. Anderson
Colin B. Anderson
Vice President, Chief Accounting Officer, and Controller
(Principal Accounting Officer)
ALLETE, Inc. Third Quarter 2025 Form 10-Q